Form 10KSB
period 1991-03-31
CNH HOLDINGS CO
filed 1996-08-08
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: March 31, 1991


          OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 0-17304

        CNH Holdings Company, f/k/a Coral Companies, Inc.
      (Exact name of registrant as specified in its charter)

     Nevada                              11-2867201
(State or other jurisdiction of       (I.R.S. employer
incorporation or organization)     identification number)

   4221 E.  Pontatoc Canyon Dr., Tucson, AZ     85718
  (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code: (520) 577-6611

Securities registered pursuant to Section 12(b) of the Act:    None


Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $.001 Par Value
                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K. [    ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: There is presently no market in registrant's stock; thus, there is no market value.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of July 31, 1996, there were approximately 400,000 shares outstanding.

Registrant has had no revenues since fiscal 1990.

               DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents if incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated:
None.

Item 1.   Description of Business

CNH Holdings Company, a Nevada corporation, f/k/a Coral Companies, Inc., a Delaware corporation (the "Company"), was incorporated on April 15, 1987, under the name of I.S.B.C. Corp. On January 28, 1988, the Company completed an initial public offering of unit consisting of one share of the common stock of the Company ("Common Stock") and one Class A Warrant, all of the latter of which have either expired or been exercised. On June 27, 1988, the Company acquired all of the outstanding shares of Coral Group, Inc., a privately-held Colorado corporation ("Coral Group") formed in 1984 and then principally engaged in the development and marketing of computer software programs. During fiscal 1990, the Company formed two additional subsidiaries, Coral Telesystems, Inc ("CTI"), and Coral Pacific, Inc. ("Pacific"), both of which were Colorado corporations. Through fiscal 1991, the business of the Company was conducted solely through Coral Group, CTI and Pacific.

During fiscal 1991, the Company defaulted on all of its outstanding obligations to its financial institution, which was secured by all of the assets of the Company, including the shares of Coral Group, CTI and Pacific. The Company voluntarily transferred all of the security for this debt to the financial institution in exchange for an acknowledgment of full and complete satisfaction of all remaining liabilities of the Company to the institution. All licenses which the Company had regarding its software were terminated without liability and returned to the original licensor, and all leases which the Company had were similarly terminated without liability. Finally, all tax and accounts payable owed by the Company were paid in full. The Company then ceased operations in the computer software field.

In April, 1996, the Company held a special meeting of its board of directors (the "Board of Directors"). The purpose of the meeting was to (i) discuss and take action on all corporate matters which had taken place since the date of the last meeting of the board, including the filing of all delinquent reports by the Company with the U.S. Securities and Exchange Commission (the "Commission"),
(ii) appoint independent Certified Public Accountants to audit the books and records of the Company since 1990, (iii) discuss the financial condition of the Company and implement an appropriate course of action and (iv) discuss all other matters then pending before the Company. At the meeting, the Board of Directors adopted a new plan of business for the Company, that being to begin a search for a new business opportunity. In order to implement this new plan of business, however, the Board of Directors had to implement a number of curative measures. Firstly, an attorney was engaged to assist in general corporate matters and the filing of all delinquent reports with the Commission. Secondly, a new auditor was engaged to audit the books and records of the Company since 1990, prepare and file all necessary federal and state income tax forms and compile the financial information necessary for the filing of all quarterly reports by the Company with the Commission. Thirdly, in order to pursue its business plan, the Company elected to (i) change its name, (ii) change its domicile; (iii) reverse split its Common Stock, (iv) bring itself current in the filing of reports with the Commission and (v) file all the reports required by federal and state regulatory and taxing authorities. On May 31, 1996, the Company changed its name to CNH Holdings Company and its domicile to Nevada, and reverse split its Common Stock on a one for one thousand (1:1,000) basis. The foregoing resulted in the incurrence by the Company of obligations which were satisfied through the issuance of Common Stock, which resulted in a change of control of the Company. The Company is now current in its reports with the Commission, all tax filings have been made with the appropriate federal and state agencies and all information concerning the foregoing has been disseminated to the public.

Item 2.  Description of Property

The Company, as of the date of this report, owned no real or personal property, tangible or intangible. Conversely, the Company had no liabilities which had not either been paid in their entirety or fully provided for. The executive offices of the Company are being provided free of charge by its attorney on a month-to-month basis. These offices are located at 4221 East Pontatoc Canyon Drive, Tucson, Arizona 85718. The telephone number at this address is (520) 577-6611.

Item 3.  Legal Proceedings

No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no meetings of security holders during the period covered by this report; thus, this item is not applicable. The shareholders of the Company did, however, act by consent, as allowed by state law, on one occasion subsequent to the period covered by this report. These actions are described in their entirety under Item 1, above.

Item 5.  Market for Common Equity and Related Shareholder Matters

There is no active trading market for the Common Stock. The Common Stock is not listed on any exchange and is not quoted or traded on the over-the-counter market. Currently, no broker maintains a position or deals in the Common Stock and no bid or asked prices are quoted in the pink sheets or any local newspaper.

On May 3, 1996, the Company effected a reverse one for one thousand (1:1,000) capital share split. Concurrently, the authorized capitalization of the Company was increased to 10,000,000 common shares, $.001 par value per share, and 1,000,000 preferred shares, $.01 par value. As of July 31, 1996, there were approximately 400,000 shares of Common Stock issued and outstanding, held of record by approximately 1,000 shareholders. There were no preferred shares outstanding.

The Company has paid no dividends on the Common Stock since inception and does not expect to pay dividends in the foreseeable future. There are, however, no restrictions on the payment of dividends.


Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

The Company's had no revenues, operating or otherwise, during the fiscal years ended March 31, 1996, March 31, 1995, March 31, 1994, March 31, 1993, March 31, 1992, or March 31, 1991.
Correspondingly, all expenses during these periods were administrative in nature and immaterial in amount. Thus, no meaningful comparison can be made between these fiscal years.

Liquidity and Capital Resources

The Company has had no liquidity sources since fiscal 1990. A capital infusion subsequent to the period covered by this report provided for the payment of all administrative expenses incurred.

Compliance with Beneficial Ownership Reporting Rules

Section 16(a) of the Securities Act of 1934, as amended ("Exchange Act"), requires the executive officers and directors of the Company, and persons who beneficially own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Commission. These officers, directors and shareholders are also required to furnish the Company with copies of certain of these reports. Based solely on a review of copies of reports furnished to the Company during its fiscal year ended December 31, 1995, and thereafter, or written representations, if any, received by the Company from these persons that no other reports were required, the Company believes that, during fiscal 1991, 1992, 1993, 1994, 1995 and 1996 all applicable
Section 16(a) filing requirements were satisfied.

Item 7.   Financial Statements

Halliburton, Hunter& Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS






REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Coral Companies, Inc. and Consolidated Subsidiaries.


We have audited the balance sheet of Coral Companies, Inc. and Consolidated Subsidiaries as of March 31, 1991, and the related statements of income (loss), stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral Companies, Inc. and Consolidated Subsidiaries as of March 31, 1991, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements reflect the operations of the Company through December 31, 1990, at which time the Company discontinued operations.








Littleton, Colorado
June 18, 1996

Laventhol & Horwath                          370-17th Street
Certified Public Accountants                 Suite 2100
                                             Denver, CO 80202
                                             (303) 595-4000


                   Independent Auditors' Report

Board of Directors
Coral Companies, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Coral Companies, Inc., and subsidiaries as of March 31, 1990, and the related consolidated statements of operations, stockholder's equity and cash flows for the year then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coral Companies, Inc., and subsidiaries as of March 31, 1990, and the results of their operations and their cash flows for the year ended, conformity with generally accepted accounting principles.





June 5, 1990
                   Independent Auditors Report

Board of Directors
Coral Companies, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Coral Companies, Inc., and Consolidated Subsidiary as of March 31, 1989 and March 31, 1988, and the related consolidated statements of operations and cash flows for the years ended March 31, 1989 and March 31, 1988 and the consolidated statements of changes in stockholders' equity for the years ended March 31, 1989 and March 31, 1988. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes the assessing the of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coral Companies, Inc., and Consolidated Subsidiary as of March 31, 1989 and March 31, 1988, and its changes in stockholder equity for the years ended March 31, 1989 and March 31, 1988, in conformity with generally accepted accounting principles.



SCHUMACHER, BEICHLE & ASSOCIATES, INC.
13111 East Briarwood Avenue, Suite 340
Englewood, Colorado 80112

June 2, 1989
       CORAL COMPANIES, INC., AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS


                                               March 31,
                                        1991              1990

             ASSETS

Current Assets:

 Cash                             $    -----             2,000
 Accounts receivable, net
  of allowance for
  doubtful accounts
  of $34,000 at March 31, 1990         -----         1,553,692
 Lease receivable, current
  portion (Note 8)                     -----           394,152
 Notes receivable, current portion     -----             4,500
 Contract receivables, (Note 2)        -----           437,000
 Prepaid royalties, related party
   (Note 3)                            -----           206,592
 Inventory (Note 2)
                                       -----           178,492
 Prepaid expenses and other current
   assets                              -----           232,247

     Total current assets              -----         3,008,675

Other Assets:

 Leases receivable, excluding current
  portion (Note 8)                     -----           696,665
 Advances to officers (Notes 2 and 14) -----            20,000
 Purchased software and capitalized software
  development costs, net of accumulated
  amortization of $319,000 at
   March 31, 1990                      -----         1,956,607
 Property and equipment, at cost net of
  accumulated depreciation and amortization
  of $280,000 and March 31, 1990
   (Notes 2 and 4)                     -----           983,136
 Deferred charges and other (Note 2)   -----            97,935
                                   $   -----         6,763,018








See accompanying notes to consolidated financial statements.
                                                 March 31,
                                          1991            1990


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                       $  ----         690,895
 Accrued salaries                          ----         156,943
 Short-term borrowings (Note 5)            ----         225,000
 Notes payable, current portion (Note 5)   ----         117,809
 Current portion of obligations under
  capitalized leases (Note 6)              ----         228,993
 Unearned revenue, current portion         ----          97,793

     Total Current Liabilities             ----      $1,731,108

Obligations under capital leases, excluding
 current portion (Note 6)                  ----         362,509
Unearned revenue, excluding current
   portion                                 ----          92,754

     Total Liabilities                     ----       2,186,371

Commitments (Notes 6, 15, and 16)          ----           ----

Stockholders' Equity: Notes 3, 11,
 12, and 13)
   Preferred Stock, $.001 par value,
     50,000,000 shares authorized,
     11,000,000 shares issued
      and outstanding at
      March 31, 1991 ($220,000
      liquidation preference)           220,000        220,000

 Common Stock, $.0005 par value,
   50,000,000 shares authorized,
   18,560,744 and 19,061,245
   shares issued and outstanding
   at March 31, 1991 and 1990             9,531          9,281
 Additional paid-in capital           4,483,453      4,483,203
 Accumulated deficit                  (4,712,984)     (135,837)

     Total Stockholders' Equity           ----       4,576,647

                                   $      ----       6,763,018







See accompanying notes to consolidated financial statements.
       CORAL COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Year ended March 31,
                                    1991       1990        1989

Revenue (Notes 2 and 10)
 Hardware sales                 $891,008   4,832,670  4,215,877
 Software sales                  312,453   1,745,466    396,600
 Consulting and other revenue  1,510,598   1,388,245    980,628

     Total operating revenue   2,714,059   7,966,381  5,593,105

Cost of Revenue:
 Hardware sales                  669,405   3,548,892  3,062,498
 Software sales (Note 3)         353,261     649,801    164,388
 Consulting and other revenue    820,000     768,419    825,825
                               1,842,666   4,967,112   4,052,711
     Gross margin                871,393   2,999,269   1,540,394

Operating Expenses:
 Selling, general and
  administrative expenses      2,607,507   2,462,302   1,385,553
 Depreciation and
  amortization (Note 2)          299,139     147,854     115,396
 Provision for doubtful accounts 423,619     301,611     201,168

     Total operating expenses 3,330,265    2,911,767   1,702,117
 Operating (loss) income    (2,458,872)       87,502   (161,723)

Other Income (Expenses):
 Interest income                36,836        49,478     50,319
 Interest expense           (188,868)          ----     (79,803)
 Gain (loss) on disposition of
  property and equipment      (40,165)         ----      10,965
 Income (loss) before income tax
  and extraordinary item   (2,651,069)       136,980   (180,242)
Income tax expense             1,991          51,000      ----
Income (loss) before
   extraordinary item      (2,653,060)        85,980   (180,242)

Extraordinary Items:
 Loss on termination of
  business operations      (1,924,087)          ----      ----
 Utilization of NOL
  carryover                    ----           51,000      ----

Net income (loss)         $(4,577,147)       136,980   (180,242)

Per share data:
 Income (loss) before
  extraordinary item $         (.14)            .01       (.01)
 Extraordinary items           (.10)            ----      ----

     Net income (loss)        $ (.24)          .01       (.01)
    Weighted average shares outstanding
     (Note 1)             $18,810,995   16,946,679  23,307,099


















































See accompanying notes to consolidated financial statements.

         CORAL COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Year ended March 31,
                                1991       1990        1989

Cash flows from operating activities:
  Net income (loss)        $(4,577,147)  136,980     (180,242)

 Adjustments to reconcile net income (loss) to net cash used in operating activities:

 Depreciation and amortization 299,139    337,976     205,734
 Decrease (increase) in
   receivables           3,106,009     (1,290,724)   (336,403)
 Decrease (increase) in
   prepaid royalties       206,592       (130,412)     (76,180)
 Decrease (increase) in
  inventory               178,492        (128,036)     148,857
 Decrease (increase) in prepaid expenses
 and other current assets 232,247         (99,452)       5,401
 (Decrease) increase
   in accounts payable
   and accrued expenses   (1,001,513)     115,905     174,007
 (Decrease) increase in
   unearned revenue        (190,547)      157,047      33,500
 Other, net                  ----           ----      (16,457)

     Total adjustments    2,830,419    (1,037,696)     138,459

Net cash used in
  operating activities  (1,746,728)      (900,716)    (41,783)

Cash flows from investing activities:
 Decrease (increase) in
   capitalized software
  and property and
   equipment              2,640,604    (2,716,388)    (380,752)
 Decrease (increase) in
  deferred charges and other 97,935       (99,143)       ----

Net cash used in
  investing activities    2,738,539     (2,815,531)   (380,752)

Cash flows from financing activities:
 Issuance of stock and
   exercise of warrants         500      3,152,912     934,572
 (Decrease) increase in notes
   and leases payable      (994,311)       546,531    (549,552)

Net cash provided by
  financing activities     (993,811)     3,699,443     385,020

(Decrease) in cash          (2,000)        (16,804)    (37,515)

Cash, beginning of period     2,000         18,804      56,319

Cash, end of period       $   ----           2,000      18,804

Cash paid during the year for:
    Interest (net of
     amount capitalized) $    ----            ----      79,803





See accompanying notes to consolidated financial statements.

        CORAL COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'  EQUITY
                  THREE YEARS ENDED MARCH 31, 1991

                    Preferred Stock   Common Stock     Additional
                  Shares    Amount    Shares   Amount   Paid-in-
                                                         Capital
Balance at March
   31, 1988        ----       ----   21,000,000 10,500   614,500

Shares issued
  in exchange      ----       ----   3,677,000  1,838   451,031

Shares issued for
  warrants
  exercised        ----       ----     937,197   469    481,234

Net Loss           ----       ----       ----    ----    ----

Balance at March
  31, 1989         ----       ----  25,614,197 12,807  1,546,765

Stock exchange,
  common for
   preferred   11,000,000    220,000 (11,000,000) (5,500) (214,500)

Shares issued for
  services
  rendered         ----     ----       360,000     180    8,820

Shares issued for
  warrants
  exercised        ----     ----       711,547     356   627,886

Common stock
  issued           ----     ----     2,875,000   1,438 3,448,562

Stock issuance
  costs            ----     ----          ----    ----  (934,330)

Net income         ----     ----           ----    ----      ----

Balance at March
  31, 1990   11,000,000  220,000     18,560,744  9,281   4,483,203

Common stock
   purchased     ----      ----        500,501    250       250

Net (loss)       ----      ----          ----    ----     ----

Balance at
  March 31,
   1991     11,000,000   $220,000   19,061,245  $9,531    4,485,453
See accompanying notes to consolidated financial statements.

     CORAL COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           (Continued)
                  THREE YEARS ENDED MARCH 31, 1991

                   Treasury Stock      Accumulated       Total
               Shares        Amount      Deficit

Balance at March
   31, 1988        ---         ---        (92,575)    $532,425

Shares issued
  in exchange      ---         ---                     452,869

Shares issued for
  warrants
  exercised        ---         ---                     481,869

Net Loss           ---         ---        (180,242)   (180,242)
Balance at March
  31, 1989         ---         ---         (272,817) 1,286,755
Stock exchange,
  common for
   preferred                                            ---
Shares issued for
  services
  rendered         ---          ---          ---        9,000
Shares issued for
  warrants
  exercised        ---          ---          ---       628,242

Common stock
  issued
Stock issuance     ---          ---          ---      3,450,000
  costs            ---          ---          ---       (934,330)
Net income         ---          ---          ---        136,980
Balance at March
  31, 1990         ---          ---        (135,980)   4,576,647
Common stock
   purchased       ---          ---           ---            500
Net (loss)         ---          ---      (4,576,647) (4,577,147)
Balance at
  March 31,
   1991            ---          $---     $(4,712,984) $  ---

 See accompanying notes to consolidated financial statements.
1.

Organization and Principles of Consolidation

     The consolidated financial statements of Coral Companies, Inc, and Consolidated Subsidiaries as of March 31, 1991, include the accounts of Coral Companies, Inc., formerly I.S.B.C. Corp., and its wholly-owned subsidiaries, Coral Group, Inc. and Coral TeleSystems, Inc., and its majority owned subsidiary Coral Pacific, Inc. All significant intercompany balances and transactions have been eliminated.

     The Company specializes in the marketing of software solution systems to companies involved primarily in the direct marketing and telemarketing industries.

     I.S.B.C. Corp. was incorporated in Delaware on April 15, 1987. All references to shares of common stock and amounts are retroactively adjusted to give effect to the 1 for 50 reverse stock split, change in par value and decrease in authorized shares as described in Note 12.

     On January 29, 1988, I.S.B.C. Corp. completed a public offering of 800,000 units at a price of $.50 per unit. Each unit consisted on one share of common stock ($.0005 par value) and three redeemable warrants. Each Class A redeemable warrant entitled to holder to purchase one additional share of common stock at $.625 per share through December 4, 1988. Each class B warrant entitled the holder to purchase one share of common stock at an exercise price of $.875 per share through December 4, 1989. Each Class C redeemable warrant entitled the holder to purchase one share of common stock at an exercise price of $1.125 per share through December 4, 1990. During the year ended March 31, 1989, 782,424 A warrants, 100,675 B warrants and 54,099 C warrants were exercised for a total of 937,197 additional shares issued and total capital contribution of $481,703. On May 25, 1989, the Company called the outstanding Class B warrants for redemption. Approximately 99% of the Class B warrants were exercised prior to the June, 26, 1989 redemption date. During the period ended March 31, 1990, 690,416 Class B warrants and 21,131, Class C warrants were exercised for a total of 711,547 additional shares issued and a total capital contribution of $565,438 after expenses. The Company may call the remaining Class C warrants for redemption at $.0005 per warrant upon thirty days notice. Warrant holders then have 30 days within which to exercise their warrants, after which time the warrants are void (Note 12).

     On June 27, 1988, I.S.B.C. Corp. issued 21,000,000 shares of its common stock in exchange for all of the outstanding shares of Coral Group, Inc. Subsequent to the exchange of stock, I.S.B.C. Corp. changed its name to Coral Companies, Inc. Coral Group, Inc. was incorporated on March 12, 1984, and commenced operations in November 1984, Coral Group, Inc.'s primary business is the marketing of computer hardware and software as well as providing consulting services, installation support,training programs and software maintenance for its customers. Since the shareholders of Coral Group, Inc. owned approximately 85% of Coral Companies, Inc. immediately after the exchange, the stock exchange has been accounted for as a reverse acquisition of Coral Companies, Inc. by Coral Group, Inc. The outstanding shares of Coral Group, Inc. prior to the exchange have been adjusted to reflect the subsequent recapitalization and the 1 for 50 reverse stock split which was effective July 20, 1989. The net tangible book value of Coral Companies, Inc. (I.S.B.C. Corp.) was $452,869 as of the date of the exchange.

     The Company ceased operations as of December 31, 1990, and has not resumed operations since that time. Operations reported for March 31, 1991 are those reported through December 31, 1990, with no subsequent activity.

2.   Significant Accounting Policies

     Software Development Costs

     Computer software development costs are expensed until technological feasibility has been established. Costs incurred from that time until the product is available for general release to customers are capitalized. Technological feasibility for the Company's computer software products is based upon achievement of a detail program design free of high-risk development issues. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology.

    Capitalized software costs are amortized on a product-by-product basis. The annual amortization is the greater of: a. the ratio that current gross revenue for a products bears to the total of current and anticipated future gross revenue for that product; or b. the straight-line method over five years. Routine maintenance of existing products is charged to expense as incurred.

     During the year ended March 31, 1990, the Company increased the estimated useful lives of its original software product to reflect the significant enhancements that were made to the product during fiscal years 1989 and 1990. The change had the effect of decreasing amortization expense and increasing income before extraordinary item and net income for 1990, by approximately $80,000($.005 per share).

     Inventory

     Inventory consists primarily of computer hardware components and is accounted for at the low of cost (first-in, first-out) or market.

     Revenue Recognition

     Revenue from the sale of computer hardware is recognized upon transfer of risk of loss to the customer. Revenue from the sale of computer software is recognized upon physical delivery of the software to the end user if there are no significant program modifications required. In the event the software requires significant modification before installation by the user, revenue on the sale, including revenue from performing the modification is recognized on the percentage of completion method over the period required to complete the modification.

     Revenue from consulting services is recognized as the services are performed if the services are provided on an hourly basis, or on the percentage of completion basis over the period of the contract if the contract specifies a fixed price for the service.

     Development contract costs in excess of contract revenue are capitalized if, in management's opinion, the software product developed has future sales potential which allows the Company to realize its cost. If revenues exceed contract costs, they are recognized upon completion of the contract (Note 7).

     Depreciation and Amortization

     Property and equipment are recorded at cost. Depreciation and amortization is computed on the straight-line method based on an estimated useful life of five years.

     Deferred Charges

     Costs incurred to acquire marketing rights for software products are deferred until the product acquired is ready for sale. Once it is determined that the product is ready for sale, the costs incurred are amortized on a straight line basis over the life of the marketing right agreement. To date, no deferred charges have been expensed or amortized.

     Income Taxes

     The Company and its subsidiaries file a consolidated federal income tax return. At March 31, 1991, the Company has available net operating loss (NOL) carryforwards of approximately $4,700,000 for income tax reporting purposes which will expire between 2001 and in 2005. The NOL for financial reporting purposes differs from that for tax purposes primarily due to differences resulting in the use of accelerated methods of depreciation for tax purposes and from software development costs being deducted for tax purposes.

     The extraordinary item reported in the statements of operations represents the income tax benefit arising from the utilization of net operating loss carryforwards to offset 1990 income.

     In December, 1987, the Financial Accounting Standards Board issued a new standard on accounting for income taxes. The Company is required to adopt the new accounting and disclosure rules for years beginning after December 15, 1991, although earlier implementation is permitted. Adoption of the new standard may result in a catch-up adjustment that may be reported in the year the standard is implemented or in an earlier year if the Company elects retroactive application. A decision as to the timing of adoption and the selection of the alternative methodologies in implementing this new standard will be made based on a comprehensive analysis of this complex area. The Company anticipates that the adoption of this standard will not have a significant effect on its financial position and results of operations.

3 .   Related Parties

     Advances to Officers

     During the year ended March 31, 1988, the Company loaned $10,000 each to two officers of the Company. The advances bear no interest and have not stated repayment terms and have therefore been classified as noncurrent assets. The balance of $20,000 was outstanding at March 31, 1991.

     License Agreement

     Holding and Management Company (Caribs), N.V. ("Caribs"), a company controlled by two directors of the Company entered into an exclusive license agreement with Coral Group, Inc. covering two products with an initial terms of twenty years, renewable at Coral Group, Inc.'s option for an indefinite period. The Company was to market the products. This original agreement stipulated that royalties would be payable to Caribs in the amount of 35 % of the sub-license fees received by the Coral Group, Inc. until $500,000 has been paid. Royalties would then be reduced to 25% of the license fees until cumulative payments equal $1,000,000 and 16% of the license fees thereafter. The agreement was amended to provide for royalties of 15% until cumulative payments equalled $2,000,000 and then Coral Group, Inc. would own the rights royalty-free.

4.   Property and Equipment

     Property and equipment is summarized as follows:

     Property and equipment under capitalized lease is summarized as follows (Note 6)




                                        Year ended March 31,

                                 1991        1990         1989

Computer equipment            $   ---     617,017      174,333
Office equipment                  ---     173,686       40,020
Leasehold improvements            ---      38,343       13,220

Less accumulated depreciation     ---     829,046      227,573

Property and equipment under capitalized lease is summarized as follows (Note 6).

5 .  Short-Term Borrowings and Long-Term Debt

     The Company had a line of credit with a bank that bears interest at prime rate plus 1.5%, payable monthly, collateralized by accounts receivable and inventory. The line of credit agreement requires the Company to maintain certain financial covenants. Draws are limited o the lesser of $750,000 or the borrowing base defined as 75% of accounts receivable. Borrowings outstanding at March 31, 1990, were $225,000. The maximum borrowings outstanding for the year ended March 31, 1990 was $600,000. The average outstanding balances on the line during the year ended March 31, 1990 was $121,250 and the average interest rate was 12.34 %. The loan agreement expired July 1, 1990. Total interest expense for the year ending March 31, 1990, was $52,000 and was capitalized with software development costs.

     At March 31, 1991, and March 31, 1990, notes payable consisted of the following:

                                                1991         1990

Note payable to bank, interest at approximately
  11%, payable in monthly installments of
  approximately $12,000, collateralized by a
  computer, principal payable upon sale thereof,
  final payment due January 1991              $     ---    117,809

     Less current portion                            ---    117,809

     Notes payable, net of current portion          ---       ---

6.   Commitments

     The Company leases computer and office equipment under capital leases that were to expire during the next three years (Note 4), and office space under noncancellable operating leases that expire during the next four years. The minimum annual rental of real property is subject to escalation for increases in taxes, utilities, and other operating costs. Interest rates on the capital leases range from 7.75 % to 15%. The leases were derminated upon the Company's discontinuation of operations.

7.   Development Contracts

     The Company has entered into and completed various software development contracts with unrelated third parties for enhancements to the Company's software products. The enhancements were determined by the Company to have continuing benefits to the existing products and therefore the Company agreed to pay part of the development costs. The Company's share of the cost to develop these enhancements was capitalized in accordance with the Company's capitalization policy as described in Note 2.

8.   Computer Hardware and Software Under Sales-Type Leases

     The Company had leases with customers accounted for as sales-type leases. All leases were terminated when the Company ceased operations.
9.   Accounts Receivable

     Included in accounts receivable at March 31, 1989, is $275,338 related to an agreement by the Company to take a trade in of certain computer equipment. During fiscal year 1990, the equipment was received by the Company. One of the computers was taken in as inventory at the trade-in value which approximated current market value. The remaining equipment was recorded by the Company as a fixed asset at the trade-in value.

10.  Major Customers

     During the year ended March 31, 1989, the Company had sales to two customers of approximately $2,630,000 and $1,120,000, which represented 47% and 20% respectively of the total revenue. During the year ended March 31, 1990, the Company had sales to two customers which comprised 32% and 26% of total revenue, or approximately $2,500,000 and 2,070,000 respectively. The Company generally has major customers within a given year, however, the Company is not dependent on these customers for future operating revenue.

11.  Stock Issued for Services

     During the year ended March 31, 1989, the Company authorized the issuance of 360,000 shares of the Company's stock for services rendered by a consultant. The total price of the shares was $180 based upon the par value of the shares. The Board of Directors valued these restricted shares at $9,000 and the Company recorded the difference between the cost and the value as an expense in the financial statements. These shares were issued during April 1989.

12.  Recapitalization

     On June 12, 1989, the Company announced a plan to recapitalized the Company. Under the recapitalization plan, effective July 20, 1989, the Company reverse split its common stock on a 1 for 50 basis, changed the par value to $.0005 per share, decreased the authorized common shares to 50,000,000 and authorized 50,000,000 of preferred stock. Also management and certain other shareholders deposited 11,000,000 of their shares, representing approximately 41.2% of the outstanding shares, in escrow until the Company achieved certain earnings levels. Effective August 1, 1989, the 11,000,000 shares held in escrow were exchanged for a new series of redeemable preferred stock on a one-for-one basis, and the escrow was dissolved. Upon the effectiveness of the recapitalization plan, each 50 Class C warrants of the Company become exercisable for one share of new common stock at a price of $1.125. The financial statements have been adjusted retroactively to give effect to the reverse split, change in par value and decrease in authorized shares.

13.  Redeemable Preferred Stock

     The preferred stock is entitled to one vote per share, is not entitled to receive any dividends that may be declared and has a liquidation preference of $.02 per share. The liquidation preference of $220,000 has been reclassified from common stockholders' equity to preferred stock. The preferred stock is convertible into common stock on a one-for-one basis upon the achievement by the Company of certain specified pre-tax earnings, commencing with the year ending March 31, 1990, The preferred stock is mandatorily redeemable by the Company on June 30, 1999, at the price of $.001 per share, $11,000 for all preferred stock currently outstanding.

14.  Profile 2000

     During the fourth quarter ending March 31, 1990, the Company's subsidiary, Coral TeleSystems, Inc. ("CTI") (whose sole business currently consists of Profile 2000) exercised the termination clause in a Purchase Agreement with a company which allowed CTI to retain rights to the software acquired as part of the Purchase Agreement. This agreement allowed CTI to terminate the agreement and retain the rights to the product if CTI's incurred liabilities and costs exceeded $250,000. The Company exercised the termination clause on February 28, 1990. The liabilities and costs by CTI through February 18, 1990, were approximately $605,000 and have been capitalized as purchased software. A portion of these costs was previously expensed by the Company prior to February 18, 1990.

15.  Stock Option Plan

     During fiscal 1990, the Company adopted a stock option plan (the "Plan") to attract, retain and reward key managerial employees by offering them an opportunity to have a greater proprietary interest in the Company. Options granted under the Plan may be "incentive stock options" within the meaning of that term in
Section 422A of the Internal Revenue Code of 1954, as amended, or "non-incentive stock options" and may be accompanied by stock appreciation rights (SARs). Options may be granted for a number of shares not to exceed, in aggregate, 2,900,000 shares of Common Stock. The Compensation Committee (the "Committee") of the Board of Directors shall determine, within the limits of the Plan, those employees to whom and the time or times at which options shall be granted. The Committee shall also determine the number of shares to be subject to each option, the duration of each option, (however, the maximum term is five years from each option), the time or times within which all or portions of each option may be exercised, whether an option shall include SARs and the other property that may be accepted in full or partial payment upon exercise of the stock option. The option price of each Incentive Stock Option to purchase stock shall be at least 100% of the fair market value at the time the option is granted. Non-incentive Stock Options may be at a price less than the fair market value at the time the option is granted as determined by the Committee. As of March 31, 1990, no options were granted under the Plan.

16.  Subsequent Event

     In June 1990, the Company issued 500,000 shares of Common Stock to Tradux Corp. ("Tradux") pursuant to an exclusive marketing rights agreement (the "Agreement") as consideration for a software product being developed by them. Pursuant to the agreement, these shares will be held in escrow and not delivered to Tradux until there is a mutual determination that a marketable product has been produced for sale by the Company. Tradux does not have any voting rights while the shares are in escrow. In the event that the product is not completed by August 1, 1990, subject to an extension of ninety days through November 1, 1990, the Company has the right to cancel its obligations under the Agreement and all consideration given to Tradux is required to be returned to the Company.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

The former auditors of the Company, Laventhol & Horwath, went out of business during 1993. The Company, therefore, retained the services of Halliburton, Hunter & Associates, P.C. The decision to change was approved by the board governing the Company, which has no standing audit or similar committee. The Company has had no disagreement with its accountants on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused either of the accountants to make reference in the irrespective reports upon the subject matter of the disagreement. Further, the principal accountants' respective reports on the financial statements does not contain an adverse opinion or a disclaimer of opinion or qualification as to audit scope or accounting principle.


   PART III

Item 9.  Directors and Executive Officers of the Company

The following table sets forth all current directors and executive officers of the Company, as well as their ages:


   NAME              AGE                POSITION WITH COMPANY *

Paul M.  Lionti      48               Sole Director, President,
                                       Chief Executive,
                                       Financial and
                                       Accounting Officer,
                                       Treasurer


* No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

The executive officer will hold office until the next annual meeting of shareholders and until his successor has been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting and hold office until their death or until they earlier resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment of executive officers, all of whom serve on an "at will" basis.

The Board of Directors currently consists of one member, Mr. Paul
M. Lionti. The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The board will meet periodically throughout the year as necessity dictates. Since 1990, the board has had one meeting, which occurred subsequent to fiscal 1996.

Executive Profiles

Mr. Lionti has been a private businessman in Dallas, Texas, during the last five years. He became a Director and the President and Chief Executive Officer of the Company in 1989. In 1996, he became Chief Financial and Accounting Officer and Treasurer of the Company as well.

Item 10.  Executive Compensation

No compensation has been paid since 1990 to the Board of Directors or executive officers of the Company in their capacities as such.


Item 11.  Security Ownership of Management and Certain Others

Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of July 31, 1996, the shares of Common Stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding

Common Stock:

Title of Class   Name and Address     Number of     Percent of
             of Beneficial Owner      Shares          Class (1)

Common Stock      Paul M.  Lionti      1,595            (2)

Directors and Executive Officers
  as a Group                           1,595             (2)
 (one in number):

(1) Based on 400,000 shares of common stock issued and outstanding on July 31, 1996.
(2)   Less than 1%.

Item 12.  Certain Transactions

No disclosure is required under this item.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits
3.1  Articles of Incorporation and Amendments (Nevada)
3.2  Bylaws (Nevada).
4    Specimen stock certificate.*
10   *

*Filed as exhibits to the Registration Statements on Form S-18 (No. 33-17008-NY) and Form S-1
(No.  33-29899).

(b)  Forms 8-K: None.

                            SIGNATURES


In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on the 6th day of August, 1996.


CNH HOLDINGS COMPANY
(Registrant)


By:   /s/ Paul M. Lionti
  Paul M. Lionti, Chief Executive Officer



By:   /s/ Paul M. Lionti
      Paul M. Lionti, Chief Financial
      and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity on this 6th day of August, 1996.


 /s/ Paul M. Lionti
Paul M. Lionti, Director

                          EXHIBIT INDEX

     3.1  ARTICLES OF INCORPORATION AND AMENDMENTS (NEVADA)
     3.2  BYLAWS (NEVADA)
                           EXHIBIT 3.1

        ARTICLES OF INCORPORATION AND AMENDMENTS (NEVADA)

                       ARTICLES OF INCORPORATION
                                OF
                       CNH HOLDINGS COMPANY

Know All Men By These Presents That: the undersigned incorporator, being a natural person of the age of eighteen (18) years or more and desiring to form a body corporate under the laws of the State of Nevada, does hereby sign, verify and deliver in duplicate to the Secretary of State for the State of Nevada the following Articles of Incorporation.

                            ARTICLE I
                               NAME

The name of the Corporation shall be CNH Holdings Company (the
"Corporation").

                            ARTICLE II
                        PERIOD OF DURATION

The Corporation shall exist in perpetuity from and after the date of filing these Articles of Incorporation with the Secretary of State for the State of Nevada, unless and until dissolved according to law.

                           ARTICLE III
                        PURPOSE AND POWERS

The purpose for which the Corporation has been formed and the powers to effectuate this purpose are as follows:

Section 3.1 Purpose. The purpose for which the Corporation has been formed is to transact any and all lawful business for which corporations may be formed under the laws of the State of Nevada.

Section 3.2 Powers. The Corporation shall have and may exercise all rights, powers, and privileges now and hereafter conferred upon corporations formed under the laws of the State of Nevada and may do everything necessary, lawful, suitable, and proper for the accomplishment of its corporate purpose, including, without limitation, the right, power, and privilege to:

     (a) Acquire, construct, maintain, develop, improve, rent, use, mortgage, and dispose of real property and interests, estates, and rights therein;

     (b) Guarantee, purchase or otherwise acquire, hold, assign, transfer, mortgage, create a security interest in, transfer to trust by deed or otherwise, pledge, exchange, or sell or otherwise dispose of shares or other evidence of the equity of, or debt created by, other corporations and, while the holder thereof, exercise all rights and privileges of ownership, including, without limitation, the right to vote to the same extent as a natural person might or could do;

     (c) Draw, make, accept, endorse, discount, execute, and issue promissory notes, drafts, bills of exchange, warrants, debentures, and other negotiable, non-negotiable, transferable, and non-transferable instruments or writings evidencing indebtedness of the Corporation;

     (d) Enter into, make, perform, and rescind contracts of every kind, without limitation as to amount, for any lawful purpose and with any person, firm, association or corporation, town, city, county, state, territory, government, or other entity or person or persons;

     (e) Borrow money by issuing bonds, debentures, or any other evidence of indebtedness and secure the same by mortgage, pledge, deed of trust, or otherwise;

     (f) Purchase, hold, sell, and transfer the shares or other evidence of equity in the Corporation;

     (g) Have one or more of its officers or agents conduct any or all of its operations and business and promote its objects within or without the State of Nevada without restriction as to place or amount;

     (h) Do any or all of the things set forth in this article as principal, agent, broker, contractor, trustee, or otherwise, either alone, in company with others, or both;

     (i) Guarantee, purchase or otherwise acquire, hold, assign, transfer, mortgage, create a security interest in, transfer to trust by deed or otherwise, pledge, exchange, or sell or otherwise dispose of securities (as defined, without limitation, in section 2(1), or otherwise, of the Securities Act of 1933, as amended, and/or in section 3(a)(10), or otherwise, of the Securities Exchange Act of 1934, as amended, and as otherwise defined in any federal or state act regulating the offering, issuance, and sale of securities and the interpretation of said term thereunder), whether created or issued by any person, firm, association, corporation, or government, or subdivision thereof; make payment therefor in any lawful manner; and exercise, as owner or holder, any and all rights, powers, and privileges in respect thereof;

     (j) Purchase or otherwise acquire the equity, goodwill, rights, property, and franchises and take over as a going concern or otherwise the whole or any part of the assets and liabilities of any person, firm, association, or corporation and hold or in any manner dispose of the whole or any part of the property so acquired; merge or consolidate with or into any corporation in such manner as may be permitted by law; and continue to conduct the whole or any part of any business acquired insofar as a corporation of this character may lawfully do so with the right to exercise all powers necessary or convenient in and about the conduct and management of such business;
and

     (k) Enter into any partnership, limited or general, as a limited or general partner, or both; enter into any other arrangement for sharing profits, union of interest, unitization or farmout agreements, reciprocal concessions; and cooperate with any corporation, association, partnership, syndicate, entity, person, or governmental, municipal, or public authority, domestic or foreign, for the purpose of carrying on any business which the Corporation is authorized to carry on or any business or transaction deemed necessary, convenient, or incidental to carrying out the purpose for which the Corporation has been formed.


                            ARTICLE IV
                             Capital

Section 4.1 Classes of Shares. The proprietary interest of the Corporation shall hereafter be divided into two classes of stock, which are collectively referred to herein as "Shares." The first is a class of common stock, par value $.001 per share, and the second a class of preferred stock, par value $.01 per share. (An individual share within the respective classes of stock shall be referred to appropriately as either a "Common Share" or a "Preferred
Share.") The Corporation has the authority to issue 10,000,000 Common Shares and 1,000,000 Preferred Shares. The authority of the Corporation to issue shares may be limited by resolution of the board of directors of the Corporation (the "Board of Directors"). Shares may be issued from time to time for such consideration in money or property (tangible or intangible) or labor or services actually performed as the Board of Directors may determine in their sole judgment and without the necessity of action by the holders of Shares. Common Shares may be issued in series. Shares may not be issued until paid for and, when issued, are nonassessable. Fractional Shares may not be issued by the Corporation and, in the event fractional shares are or may become outstanding, the Corporation shall redeem said shares at the then market price.

Section 4.2 Preferred Shares. The Board of Directors is authorized to act by resolution, subject to limitations prescribed by the laws of the State of Nevada, these Articles of Incorporation, the Bylaws of the Corporation (the "Bylaws"), and previous resolutions by the Board of Directors limiting this authorization, to provide for the issuance of Preferred Shares in series. To exercise this authority the Board of Directors must first designate the series so established, and, secondly, fix and determine the relative rights, preferences, and limitations of the Preferred Shares in the series established to the extent not fixed and determined by these Articles of Incorporation. The extent of this authority, with respect to each series established, is to be determined by reference to the "Nevada Corporation Code," articles 1 through 10, inclusive, of title 7, Nevada Revised States, as amended. Without limiting the generality of the foregoing, this authority includes fixing and determining the following:

     (a) The number of Preferred Shares which may be issued under the series established, and the designation of such series;

     (b) The rate of dividend on Preferred Shares of that series, if any, the time of payment of dividends, whether dividends shall be cumulative, and, if cumulative, the date from which dividends shall begin accruing;

     (c) Whether Preferred Shares of that series may be redeemed, and, if redeemable, the redemption price, terms, and conditions of redemption;

     (d) Whether to establish a sinking fund or make other provisions for the redemption or purchase of Preferred Shares of that series;

     (e) The amount payable per Preferred Share of that series in the event of the dissolution, liquidation, or winding up of the Corporation, whether voluntarily or involuntarily;

     (f)  Voting powers, if any, of the series; and

     (g) Whether the series shall have conversion privileges, and, if convertible, the terms and conditions upon which Preferred Shares of that series shall be convertible, including, without limitation, the provision, if any, for adjustment of the conversion rate and the payment of additional amounts by holders of such shares upon the exercise of this privilege.

Irrespective of the limitations set forth in subsection (a) of this section, the Board of Directors may, at any time after the number of
Preferred Shares authorized under a series has been established, authorize the issuance of additional Preferred Shares of the same series or reduce the number of Preferred Shares authorized under such series. All Preferred Shares shall be identical to each other in all respects, except as to those relative rights, preferences, and limitations established by the Board of Directors pursuant to its authority as determined by reference to the Nevada Corporation Code and as established in subsections (a) through (g), inclusive, of this section, as to which there may be variations between series.

Section 4.3 Voting. Each record holder of Common Shares (and to the extent, if any, provided by the laws of the State of Nevada or by the Board of Directors acting pursuant to the authority set forth in Section 4.2(f). of this article each record holder of Preferred Shares) shall have one vote on each matter submitted to a vote for each Share standing in his name on the books of the Corporation. Unless otherwise required under the laws of the State of Nevada, these Articles of Incorporation, the Bylaws, or the resolution of the Board of Directors creating any series of Preferred Shares, no matter submitted to a Shareholder vote shall require the approval of a class or series of Shares voting separately.

Section 4.4 Quorum. At all meetings of Shareholders, one-third (1/3) of the Shares entitled to vote at such meeting, whether represented in person or by proxy, shall constitute a quorum and at any meeting at which a quorum is present the affirmative vote of a majority of the Shares represented at such meeting and entitled to vote on the subject matter shall be the act of the Shareholders.

                            ARTICLE V
                      RIGHTS OF SHAREHOLDERS

Section 5.1 Cumulative Voting. Shareholders are not entitled to cumulative voting unless expressly provided to the contrary by resolution of the Board of Directors in establishing a series within a class of Shares.

Section 5.2 Preemptive Rights. Shareholders shall not be entitled to any preemptive or similar rights, including, without limitation, any preemptive or similar right to purchase, subscribe for, or otherwise acquire unissued or treasury Shares of the Corporation that may be issued at any time, or to purchase, subscribe for, or otherwise acquire any options, warrants, or privileges to purchase, subscribe for, or otherwise acquire any such unissued or treasury Shares, or to purchase, subscribe for, or otherwise acquire bonds, notes, debentures, or other securities convertible into or carrying options, warrants, or privileges to purchase, subscribe for, or otherwise acquire any such unissued or treasury Shares unless expressly provided to the contrary by resolution of the Board of Directors in establishing a series within a class of Shares.

                            ARTICLE VI
             REGISTERED OFFICER AND REGISTERED AGENT

The registered office of the Corporation is One East First Street, Reno, Nevada 89501, and the name of the registered agent of the Corporation at such address is The Corporation Trust Corporation of Nevada.

                           ARTICLE VII
                        BOARD OF DIRECTORS

Section 7.1 Exercise of Corporate Powers. The corporate powers shall be exercised by the Board of Directors. The number of directors shall be set under the Bylaws or by resolution of the Board of Directors, either of which shall meet the requirements set forth under the Nevada Corporation Code, and subject to the limitation that the initial Board of Directors shall consist of one person, whose name and address is as follows: Paul M. Lionti; 17659 Sun Meadow, Dallas, Texas 75252.


Section 7.2 Limitation of Liability. To the fullest extent permitted by the Nevada Corporation Code, as the same exists or may hereafter be amended, a director of the corporation shall not be liable to the Corporation or to the Shareholders for breach of fiduciary duty as a director.

Section 7.3 Delegation to Bylaws. All other provisions relating to the governance of the Board of Directors shall be set forth in the Bylaws, or established by resolutions of the Board of Directors in accordance with authority granted thereby.

                           ARTICLE VIII
           TRANSACTIONS WITH CERTAIN INTERESTED PARTIES

Section 8.1 Directors and Officers. No contract or other transaction between the Corporation and one or more of its directors or officers or any other corporation, firm, association, or entity in which one or more directors of the Corporation are directors or officers or are financially interested shall be either void or voidable solely because of such relationship or interest, or solely because such directors are present at the meeting of the Board of Directors or a committee thereof which authorized, approved, or ratified such contract or transaction, or solely because their votes were counted for such purpose if: (a) the fact of such relationship or interest is disclosed or known to the Board of Directors or committee which authorizes, approves, or ratifies the contract or transaction by a vote or consent sufficient for the purpose without counting the votes or consents of such interested persons; (b) the fact of such relationship or interest is disclosed to or known by the Shareholders entitled to vote and they authorize, approve, or ratify such contract or transaction by vote or written consent; or (c) the contract or transaction is fair and reasonable to the Corporation. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or a committee thereof which authorizes, approves, or ratifies such contract or transaction.

Section 8.2 Certain Other Persons. No contract or other transaction between the Corporation and one or more of its employees, fiduciaries, or agents or between the Corporation and any corporation, firm, association, or entity of which one of the employees, fiduciaries, or agents of the Corporation is a director, officer, member, employee, trustee or shareholder, or otherwise has a direct or indirect financial interest is void or voidable solely because of such relationship or interest or solely because such persons were present at the meeting of the Board of Directors or a committee thereof which authorizes, approves, or ratifies such contract or transaction or solely because their votes are counted for such purpose if: (a) the fact of such relationship or interest is disclosed to or known by the Board of Directors or committee which authorizes, approves, or ratifies the contract or transaction by a vote or consent sufficient for the purpose without counting the votes or consents of such interested persons; or (b) the fact of such relationship or interest is disclosed to or known by the Shareholders entitled to vote and they authorize, approve, or ratify such contract or transaction by vote or written consent.

                            ARTICLE IX
            CORPORATE OPPORTUNITY AND INDEMNIFICATION

Section 9.1 Corporate Opportunity. The officers, directors, and other members of management of the Corporation shall be subject to the doctrine of "corporate opportunities" only insofar as this doctrine applies to business opportunities in which the Corporation has expressed an interest as determined from time to time by the Board of Directors through resolutions appearing in the minutes of the Corporation. Once such areas of interest are delineated, all business opportunities within such areas of interest which come to the attention of the officers, directors, and other members of management of the Corporation shall be disclosed promptly to the Corporation and made available to it. The Board of Directors may reject any business opportunity. Until such time as the Corporation, through its Board of Directors, has designated an area of interest, the officers, directors, and other members of management of the Corporation shall be free to engage in such areas of interest on their own. This doctrine shall not limit the right of any officer, director, or other member of management of the Corporation to continue a business existing prior to the time that an area of interest is designated by the Corporation. This provision shall not be construed to release any employee of the Corporation (other than an officer, director, or other member of management) from any duties which he may have to the Corporation; additionally, an agreement between the Corporation and an officer, director, or other member of the management of the Corporation may expressly modify this article to such extent as the Board of Directors in its sole discretion may determine.

Section 9.2 Indemnification. The Bylaws shall set forth the indemnification rights available to officers, directors, employees and agents.

                            ARTICLE X
                          MAJORITY VOTE

When, with respect to any action to be taken by Shareholders of the Corporation, the Nevada Corporation Code requires the vote or concurrence of the holders of two-thirds of the outstanding Shares entitled to vote thereon, or of any class or series, such action may be taken by the vote or concurrence of a majority of such Shares or class or series thereof.

                            ARTICLE XI
                 TRANSFER RESTRICTIONS ON SHARES

The Corporation has the right, by appropriate action, to impose restrictions upon the transfer of any of its Shares, or any interest therein; provided, however, that such restrictions or the substance thereof shall be set forth upon the face or back of the certificates representing such Shares.

                           ARTICLE XIII
                        AMENDMENTS; BYLAWS

The Bylaws of the Corporation may contain any provision for the regulation and management of the affairs of the Corporation not inconsistent with the laws of the State of Nevada or these Articles of Incorporation. The Board of Directors, in addition to the Shareholders, shall have the power to alter, amend, or repeal the Bylaws or to adopt new Bylaws.

IN WITNESS WHEREOF, the undersigned incorporator has signed these Articles of Incorporation this 20th day of May, 1996.




                         Mark S. Pierce, Incorporator
                         4221 East Pontatoc Canyon Drive
                         Tucson, Arizona 85718

State of Arizona    )
                    )     SS
County of Pima      )

     On this 20th day of May, 1996, before me personally appeared Mark S. Pierce, whose identity was proved to me on the basis of satisfactory evidence to be the person whose name is subscribed to this instrument, and acknowledged that he/she executed the same.



Notary Public

Residing at




My commission expires:


     The undersigned, The Corporation Trust Company of Nevada, does hereby sign these articles for the express and sole purpose of accepting its appointment as registered agent.


THE CORPORATION TRUST COMPANY OF NEVADA



By:

                                              ,



Date:

                           EXHIBIT 3.2

                         BYLAWS (NEVADA)
                              BYLAWS
                      CNH HOLDINGS COMPANY

                            ARTICLE I
                            (Offices)

Section 1.1. Principal Office. The principal office of the corporation shall be located at such place as the board shall designate. The corporation may have such other offices and places of business, either within or outside of Nevada, as the board may designate or as the affairs of the corporation may require.

Section 1.2. Registered Office. The registered office required by the Nevada Corporation Code may, but need not, be identical with the principal office if in Nevada, and the address of the registered office may be changed from time to time by the board. The board shall also appoint and maintain a registered agent, or agents if necessary.

                            ARTICLE II
                          (Shareholders)

Section 2.1. Annual Meeting. Unless otherwise designated by the board, the annual meeting of shareholders shall be held during the month of April, at a time and date fixed by the board, or at such other time as may be determined by the board, for the purpose of electing directors and for the transaction of such other business as may lawfully and properly come before the meeting. If the election of directors shall not be held at the annual meeting, or at any adjournment thereof, the board shall cause the election to be held at a special meeting as soon thereafter as convenient.

Section 2.2. Special Meetings. Special meetings may be called as set forth in the Nevada Corporation Code.

Section 2.3. Place of Meeting. The board may designate any place, either within or outside of Nevada, as the place for any annual
meeting or any special meeting called by the board.   If no
designation is made, or if a special meeting shall be called otherwise than by the board, the place of the meeting shall be the registered office.

Section 2.4.  Notice of Meeting; Waiver.   Written notice or waiver
thereof shall be made in accordance with the Nevada Corporation
Code.

Section 2.5. Conduct of Meeting. The president shall call meetings to order and act as chairman. In the absence of the president, any shareholder entitled to vote at that meeting, or any proxy of such shareholder, may call the meeting to order and a chairman shall be elected by a majority of the shareholders entitled to vote at that meeting. Any person appointed by the chairman shall act as secretary of such meeting.

Section 2.6. Closing of Transfer Books or Fixing of Record Date. The Nevada Corporation Code shall govern the closing of transfer books or the fixing of a record date for purposes of shareholders' meetings or for the purpose of determining shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose.

Section 2.7. Quorum. Unless otherwise provided by the articles of incorporation, one-third of the outstanding shares entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting. If a quorum is not represented at a meeting, a majority of the shares present may adjourn the meeting without further notice for a period not to exceed sixty days at any one adjournment. At any adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. The shareholders present at a duly convened meeting may continue to transact business until adjournment, notwithstanding the withdrawal of shareholders so that less than a quorum remains. If a quorum is present, the affirmative vote of a majority of the shares represented and entitled to vote on the subject matter shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by law or the articles of incorporation.

Section 2.8. Proxies. At all meetings, a shareholder may vote by proxy executed in writing by the shareholder or his duly authorized attorney-in-fact. Such proxy shall be filed with the secretary of the meeting before or at the time of the meeting. No proxy shall be valid after eleven (11) months from the date of its execution unless otherwise provided in the proxy.

Section 2.9. Informal Action by Shareholders. Any action required or allowed to be taken at a meeting may be taken without a meeting; provided, however, that a consent in writing executed by the shareholders so acting shall be signed by the shareholders representing that number as shall allow for the passage of the action being taken under the provisions of the articles of incorporation or the Nevada Corporation Code. This consent shall have the same force and effect as a vote of the shareholders, and may be stated as such in any articles or document filed with the Secretary of State for the State of Nevada under the Nevada Corporation Code.

                           ARTICLE III
                       (Board of Directors)

Section 3.1. General Powers. The property, business and affairs of the corporation shall be managed by the board, except as otherwise provided in the Nevada Corporation Code or the articles of incorporation. The board shall have all powers to act as set forth in the laws of Nevada.

Section 3.2. Performance of Duties. A director shall perform his duties in good faith, including his duties as a member of any committee upon which he may serve, and in a manner reasonably believed to be in the best interests of the corporation, and with such care as an ordinarily prudent person in a like position would use under similar circumstances. Each directors' actions shall be subject to the business judgment rule and each director shall be free from liability to the full extent provided by the Nevada Corporation Code.

Section 3.3. Number, Tenure and Qualifications. The number of directors shall initially be set at the organizational meeting therefor, or unanimous consent in lieu thereof. The number of directors shall not exceed seven (7), nor be less than three (3), unless there are fewer then three (3) shareholders in number, in which event the number of directors may equal the number of shareholders. The directors shall be elected at each annual meeting of shareholders. Each director shall hold office until the next annual meeting of shareholders and thereafter until his successor shall have been elected and qualified. Directors shall be 18 years of age or older, but need not be residents of Nevada or shareholders. Directors shall be removable in the manner provided by the Nevada Corporation Code.

Section 3.4. Resignation. Any director may resign at any time by giving notice (either oral or written) of his resignation to the board, the president or the secretary. The resignation shall take effect at the date of receipt of such notice or at any later time specified therein and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

Section 3.5. Removal. Except as otherwise provided in the articles of incorporation or in these bylaws, any director may be removed, either with or without cause, at any time by the affirmative vote of the holders of a majority of the issued and outstanding shares of stock entitled to vote for the election of directors at a special meeting of the shareholders called and held for such purpose.

Section 3.6. Vacancies. Any vacancy occurring in the board may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum.

Section 3.7. Regular Meetings. A regular meeting of the board shall be held without other notice than this bylaw immediately after and at the same place as the annual meeting of shareholders. The board may provide by resolution the time and place, either within or outside of Nevada, for the holding of additional regular meetings without other notice than such resolution.

Section 3.8. Notice. Notice of any special meeting shall be given at least 3 days previous thereto by written notice delivered personally or mailed to each director at his business address.
Such
notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid.

Section 3.9. Quorum. A majority of the number of directors in office at the time of the meeting shall constitute a quorum for the transaction of business, but if less than such a majority is present, a majority of the directors present may adjourn the meeting from time to time without further notice.

Section 3.10. Manner of Acting. If a quorum is present, the affirmative vote of a majority present and entitled to vote on that particular matter shall be the act of the board, unless the vote of a greater number is required by law or the articles of incorporation.

Section 3.11. Compensation. By resolution of the board, any director may be reimbursed for all reasonable expenses incurred in attending any meeting and may be paid a fixed sum for attendance at such meeting, or receive a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

Section 3.12. Committees. The board, by resolution adopted by a majority elected and qualified at the time of the resolution, may designate two or more directors to constitute an executive or any other committee, which shall have and may exercise all of the authority of the board or such lesser authority as may be set forth in said resolution. No such delegation of authority shall operate to relieve the board or any director from any responsibility imposed by law. The board shall at any time have the power to fill vacancies in, to change the size or constituent membership of and to discharge any committee in whole or in part. Each committee shall keep a written record of its acts and proceedings and shall submit this record to the board at each regular meeting thereof and at such other times as may be requested by the board. Failure to submit this record or of the board to approve any action set forth therein shall not invalidate any action taken by the committee to the extent the action was carried out prior to the time it was or should have been submitted to the board.

Section 3.13. Informal Action by Directors. Any action required or permitted to be taken at a meeting of directors, or at any meeting of any committee of directors, may be taken without a meeting if a consent in writing setting forth the action so taken shall be signed by a majority of those directors entitled to vote with respect to the subject matter thereof. This consent shall have the same force and effect as a vote of the directors, and may be stated as such in any articles or documents filed with the Secretary of State for the State of Nevada under the Nevada Corporation Code.

Section 3.14. Meetings by Telephone. Members of the board or any committee may participate in a meeting by means of conference telephone or similar communications equipment by which all persons participating in the meeting can hear each other at the same time. Such participation shall constitute presence in person.

                           ARTICLE IV
                      (Officers and Agents)

Section 4.1.  General.  The officers shall initially be a
president,
a secretary and a treasurer, each of whom shall be elected by the board. The board may also appoint one or more vice presidents and such other officers, assistant treasurers, and assistant secretaries as may be necessary, each of whom shall be chosen in such manner
and
hold office for such terms and have such authority and duties as from time to time may be determined by the board, or which may
otherwise be commensurate with their position.   The salaries of
all
the officers shall be fixed by the board. One person may hold any two offices, except that no person may simultaneously hold the offices of president and secretary. The officers shall be 18 years of age or older. In all cases where the duties of any officer, agent or employee are not prescribed by the bylaws or by the board, such officer, agent or employee shall follow the orders and instructions of (a) the president, or if a chairman of the board has been elected, then (b) the chairman.

Section 4.2. Election and Term in Office. The officers shall be elected by the board annually at the first meeting held after each annual meeting of the shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as may be convenient. Each officer shall hold office until the first of the following occurs: until his successor shall have been duly elected and shall have qualified; until his death; until he shall resign; or until he shall have been removed in the manner hereinafter provided.
Section 4.3.  Removal.  Any officer, agent or
employee may be removed by the board or by an executive committee, if any, whenever in its judgement the best interests of the corporation will be served thereby, but such removal shall be without prejudice to the contracts rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights.

Section 4.4. Vacancies. A vacancy in any office, however occurring, may be filled by the board for the unexpired portion of the term.

Section 4.5. Bonds. If the board by resolution shall so require, any officer or agent of the corporation shall give bond to the corporation in such amount and with such surety as the board, may deem sufficient, conditioned upon the faithful performance of that officer's or agent's duties and offices.

                            ARTICLE V
                             (Stock)

Section 5.1. Certificates. The shares of stock shall be represented by consecutively numbered certificates signed in the name of the corporation by its president or a vice president and by the treasurer or an assistant treasurer or by the secretary or an assistant secretary, and shall be sealed with the seal of the corporation, if any. Certificates of stock shall be in such form consistent with law as shall be prescribed by the board. No certificate shall be issued until the shares represented thereby are fully paid. Once issued, shares shall be nonassessable.

Section 5.2. Record. A record shall be kept of the name of each person or other entity holding the stock represented by each certificate for shares of the corporation issued, the number of shares represented by each such certificate, the date of issuance and, in the case of cancellation, the date of cancellation. The person or other entity in whose name shares of stock stand on the books of the corporation shall be deemed the owner thereof, and thus the holder of record of such shares of stock for all purposes.

                            ARTICLE VI
           (Indemnification of Officers and Directors)

The corporation has the power to indemnify current or former directors, officers, employees, and agents to the fullest extent provided in its Articles of Incorporation and by the Nevada Corporation Code as amended and in effect on the date of the adoption of this article.

                           ARTICLE VII
         (Instruments; Loans; Checks; Deposits; Proxies)

Section 7.1. Execution of Instruments. The president shall have the power to execute and deliver on behalf of and in the name of the corporation any instrument requiring the signature of an officer of the corporation, except as otherwise provided in the articles of incorporation or these bylaws or where the execution and delivery thereof shall be expressly delegated by the board to some other officer or agent of the corporation. Unless authorized to do so by these bylaws or by the board, no officer, agent or employee shall have any power or authority to bind the corporation in any way, to pledge its credit or to render it liable pecuniarily for any purpose or in any amount.

Section 7.2. Loans. The corporation may lend money to, guarantee the obligations of and otherwise assist directors, officers and employees of the corporation, or directors of another corporation of which the corporation owns a majority of the voting stock, only upon compliance with the requirements of the Nevada Corporation Code. No loans shall be contracted for on behalf of the corporation and no evidence of indebtedness shall be issued in its name unless authorized by a resolution of the board. Such authority may be general or confined to specific instances.


                           ARTICLE VIII
                         (Miscellaneous)

Section 8.1. Amendments. The board shall have the power to alter, amend or repeal the bylaws or adopt new bylaws of the corporation at any regular meeting of the board or at any special meeting called for that purpose, subject to repeal or change by action of the shareholders.

Section 8.2. Emergency Bylaws. Subject to repeal or change by action of the shareholders, the board may adopt emergency bylaws in accordance with and pursuant to the provisions of the Nevada
Corporation Code.


The above and foregoing constitute the true, correct and complete bylaws of CNH Holdings Company, a Nevada corporation, as adopted by its directors on the date of its incorporation.




Mark S. Pierce, Secretary