Form 10QSB
period 1991-06-30
CNH HOLDINGS CO
filed 1996-08-08
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                FORM 10-QSB

(Mark One)

[X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1991

       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to


Commission file number:   0-17304

         CNH Holdings Company, f/k/a Coral Companies, Inc.
(Exact name of small business issuer as specified in its charter)

            Nevada                       11-2867201
(State or other jurisdiction of       (I.R.S. employer
incorporation or organization)       identification number)

 4221 E.  Pontatoc Canyon Dr., Tucson, Arizona       85718
    (Address of principal executive offices)      (Zip Code)


Issuer's telephone number, including area code: (520) 577-6611

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1996, there were approximately 400,000 shares outstanding.

        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CNH HOLDINGS COMPANY

                          BALANCE SHEETS


                              June 30, 1991     March 31, 1991
                               (unaudited)

           ASSETS

Assets                         $    ----         $      ----


          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                    $    ----          $      ----

Stockholders' Equity
   Preferred stock, $.001 par value,
      50,000,000 shares authorized,
      11,000,000 shares issued and
      outstanding                220,000              220,000

Common stock, $.0005 par value,
   50,000,000 shares authorized,
   19,0061,245 shares issued and
    outstanding                    9,531                9,531

Additional paid-in capital     4,482,953            4,482,953
Accumulated deficit           (4,712,484)          (4,712,484)

      Total stockholders'
       equity                     -----                 -----

                           $      -----        $        -----














The Company discontinued operations effective December 31, 1990


                       CNH HOLDINGS COMPANY

                     STATEMENT OF OPERATIONS



                                    Three months ended June 30,
                                          1991           1990

(Loss) from discontinued operations  $   -----          (550,884)

     Net loss                        $   -----          (550,884)

Net income (loss) per common share   $   -----          (.03)

Weighted average shares outstanding 19,061,245         18,810,995





































The Company discontinued operations December 31, 1990

                       CNH Holdings Company
                  Notes to Financial Statements
                           (Unaudited)

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition of registrant have been included, and the disclosures are adequate to make the information presented not misleading.

Note 1. A summary of significant accounting policies is currently on file with the U.S. Securities and Exchange Commission in registrant's Forms S-18 and S-1.

Note 2. The loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Note 3. Registrant has not declared or paid dividends on its common shares since inception.

Note 4. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 5. Income taxes have not been provided for in that registrant has not had a tax liability from inception to the date of these notes.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

The Company has had no revenues, operating or otherwise, since 1991. Correspondingly, all expenses during these periods were administrative in nature and immaterial in amount. Thus, no meaningful comparison can be made between these fiscal years.

Liquidity and Capital Resources

The Company has had no liquidity sources since fiscal 1990. A capital infusion provided for the payment of all administrative expenses incurred.


                   PART II - OTHER INFORMATION

Item 1.  Litigation

No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

Item 2.  Change in Securities

This item is not applicable to the Company for the period covered by this report.

Item 3.  Defaults Upon Senior Securities

This item is not applicable to the Company for the period covered by this report.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no meetings of security holders during the period covered by this report; thus, this item is not applicable.

Item 5.  Other Information

There is no additional information which the Company is electing to report under this item at this time.

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the period covered by this report.
                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of August, 1996.

CNH Holdings Company
(Registrant)

By:     /s/ Paul M.  Lionti
          Paul M.  Lionti, President and Chief Executive Officer



By:     /s/ Paul M.  Lionti
         Paul M.  Lionti, Chief Financial and Accounting Officer
         and Treasurer


                          *   *   *   *   *   * *