Form 10QSB
period 1991-12-31
CNH HOLDINGS CO
filed 1996-08-08
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 1991



       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to


Commission file number:   0-17304

        CNH Holdings Company, f/k/a Coral Companies, Inc.
(Exact name of small business issuer as specified in its charter)

        Nevada                             11-2867201
(State or other jurisdiction of          (I.R.S. employer
incorporation or organization)        identification number)

   4221 E.  Pontatoc Canyon Dr., Tucson, Arizona    85718
     (Address of principal executive offices)(Zip Code)


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

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CNH HOLDINGS COMPANY

                          BALANCE SHEETS



                            December 31, 1991    March 31, 1991
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














The Company discontinued operations effective December 31, 1990



                     CNH HOLDINGS COMPANY

                     STATEMENT OF OPERATIONS


                         Three months ended  Nine months ended
                             December 31,       December 31,
                         1991          1990    1991       1990

(Loss) from
   discontinued
   operations         $    -----  (1,007,957)   ----   (2,653,060)

       Net loss       $   -----  (1,007,957)    -----   (2,653,060)

Net income (loss)
  per common share $    -----       (.05)     -----        (.14)

Weighted average
   shares
   outstanding      19,061,245  19,061,245 19,061,245    19,061,245
































The Company discontinued operations December 31, 1990

                      CNH Holdings Company
                 Notes to Financial Statements
                          (Unaudited)

In the opinion of management, all adjustments (consisting of normal recurring adjustments)considered necessary for a fair presentation of the financial condition of registrant have been included, and the disclosures are adequate to make the information presented not misleading.

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