Form 10KSB
period 1992-03-31
CNH HOLDINGS CO
filed 1996-08-09
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: March 31, 1992


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


Registrant's telephone number, including area code:(520) 577-6611

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

Item 1.   Description of Business

CNH Holdings Company, a Nevada corporation, f/k/a Coral Companies, Inc., a Delaware corporation (the "Company"), was incorporated on April 15, 1987, under the name of I.S.B.C. Corp. On January 28, 1988, the Company completed an initial public offering of units consisting of one share of the common stock of the Company ("Common Stock") and one Class A Warrant, all of the latter of which have either expired or been exercised. On June 27, 1988, the Company acquired all of the outstanding shares of Coral Group, Inc., a privately-held Colorado corporation ("Coral Group") formed in 1984 and then principally engaged in the development and marketing of computer software programs. During fiscal 1990, the Company formed two additional subsidiaries, Coral Telesystems, Inc ("CTI"), and Coral Pacific, Inc. ("Pacific"), both of which were Colorado corporations. Through fiscal 1991, the business of the Company was conducted solely through Coral Group, CTI and Pacific.

During fiscal 1991, the Company defaulted on all of its outstanding obligations to its financial institution, which was secured by all of the assets of the Company,including the shares of Coral Group, CTI and Pacific. The Company voluntarily transferred all of the security for this debt to the financial institution in exchange for an acknowledgment of full and complete satisfaction of all remaining liabilities of the Company to the institution. All licenses which the Company had regarding its software were terminated without liability and returned to the original licensor, and all leases which the Company had were similarly terminated without liability. Finally, all tax and accounts payable owed by the Company were paid in full. The Company then ceased operations in the computer software field.

In April, 1996, the Company held a special meeting of its board of directors (the "Board of Directors"). The purpose of the meeting was to (i) discuss and take action on all corporate matters which had taken place since the date of the last meeting of the board, including the filing of all delinquent reports by the Company with the U.S. Securities and Exchange Commission (the "Commission"),
(ii) appoint independent Certified Public Accountants to audit the books and records of the Company since 1990, (iii) discuss the financial condition of the Company and implement an appropriate course of action and (iv) discuss all other matters then pending before the Company. At the meeting, the Board of Directors adopted a new plan of business for the Company, that being to begin a search for a new business opportunity. In order to implement this new plan of business, however, the Board of Directors had to implement a number of curative measures. Firstly, an attorney was engaged to assist in general corporate matters and the filing of all delinquent reports with the Commission. Secondly, a new auditor was engaged to audit the books and records of the Company since 1990, prepare and file all necessary federal and state income tax forms and compile the financial information necessary for the filing of all quarterly reports by the Company with the Commission. Thirdly, in order to pursue its business plan, the Company elected to (i) change its name, (ii) change its domicile; (iii) reverse split its Common Stock, (iv) bring itself current in the filing of reports with the Commission and (v) file all the reports required by federal and state regulatory and taxing authorities. On May 31, 1996, the Company changed its name to CNH Holdings Company and its domicile to Nevada, and reverse split its Common Stock on a one for one thousand (1:1,000) basis. The foregoing resulted in the incurrence by the Company of obligations which were satisifed through the issuance of of Common Stock, which resulted in a change of control of the Company. The Company is now current in its reports with the Commission, all tax filings have been made with the appropriate federal and state agencies and all information concerning the foregoing has been disseminated to the public.

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

Compliance with Beneficial Ownership Reporting Rules

Section 16(a) of the Securities Act of 1934, as amended ("Exchange Act"), requires the executive officers and directors of the Company, and persons who beneficially own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Commission. These officers, directors and shareholders are alsorequired to furnish the Company with copies of certain of these reports. Based solely on a review of copies of reports furnished to the Company during its fiscal year ended December 31, 1995, and thereafter, or written representations, if any, received by the Company from these persons that no other reports were required, the Company believes that, during 1991, 1992, 1993, 1994, 1995 and 1996, all applicable
Section 16(a) filing requirements were satisfied.

Item 7.  Financial Statements

Halliburton, Hunter& Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS






        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Coral Companies, Inc.


We have audited the balance sheet of Coral Companies, Inc. as of March 31, 1992 and 1991, and the related statements of income
(loss) and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral
Companies, Inc. as of March 31, 1992 and 1991, and the results of its operations for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements reflect the operations of the Company through December 31, 1990, at which time the Company discontinued operations. Statements of cash flows have been omitted for this reason.








Littleton, Colorado
June 18, 1996

                      CORAL COMPANIES, INC.

                          BALANCE SHEET

                                             March 31,
                                         1992         1991

                ASSETS

Current Assets:

 Cash                               $    -----       ----
  Total current assets                   -----       ----


     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                          $   -----       ----
Stockholders' Equity:
 Preferred Stock, $.001 par
  value, 50,000,000 shares
   authorized, 11,000,000 shares
   issued and outstanding              220,000    220,000

 Common Stock, $.0005 par value,
  50,000,000 shares authorized,
  19,061,245 shares issued               9,531     9,531

 Additional paid-in capital          4,483,453  4,483,453
 Accumulated deficit                (4,712,984)(4,712,984)

  Total Stockholders' Equity             ----         ----

                                  $      ----         ----














See accompanying notes to consolidated financial statements.
                      CORAL COMPANIES, INC.
                     STATEMENT OF OPERATIONS

                                        Year ended March 31,

                                   1992        1991       1990

Income (loss) from
  discontinued operations       $   ---    (2,653,060)  136,980
(Loss) on termination
  of operations                     ---    (1,924,087)      ---

 Net income (loss)              $   ---    (4,577,147)  136,980

Per share data
 Income (loss) before
  extraordinary item            $   ---        (.14)       .01
 Extraordinary item                 ---        (.10)       ---

  Net income (loss)             $   ---        (.24)       .01

Weighted average shares
  outstanding                19,061,245   18,810,995 16,946,679

























See accompanying notes to consolidated financial statements.
1.

Organization and Principles of Consolidation

I.S.B.C. Corp. was incorporated in Delaware on April 15, 1987. On January 29, 1988, I.S.B.C. Corp. completed a public offering of 800,000 units at a price of $.50 per unit. Each unit consisted on one share of common stock ($.0005 par value) and three redeemable warrants. Each Class A redeemable warrant entitled to holder to purchase one additional share of common stock at $.625 per share through December 4, 1988. Each class B warrant entitled the holder to purchase one share of common stock at an exercise price of $.875 per share through December 4, 1989. Each Class C redeemable warrant entitled the holder to purchase one share of common stock at an exercise price of $1.125 per share through December 4, 1990. During the year ended March 31, 1989, 782,424 A warrants, 100,675
B warrants and 54,099 C warrants were exercised for a total of 937,197 additional shares issued and total capital contribution of $491,703. On May 25, 1989, the Company called the outstanding Class B warrants for redemption. Approximately 99% of the Class B warrants were exercised prior to the June, 26, 1989 redemption date. During the period ended March 31, 1990, 690,416 Class B warrants and 21,131, Class C warrants were exercised for a total of 711,547 additional shares issued and a total capital contribution of $565,438 after expenses. The Company may call the remaining Class C warrants for redemption at $.0005 per warrant upon thirty days notice. Warrant holders then have 30 days within which to exercise their warrants, after which time the warrants are void. All warrants had expired as of March 31, 1992.

On June 27, 1988, I.S.B.C. Corp. issued 21,000,000 shares of its common stock in exchange for all of the outstanding shares of Coral Group, Inc. Subsequent to the exchange of stock, I.S.B.C. Corp. changed its name to Coral Companies, Inc. Coral Group, Inc. was incorporated on March 12, 1984, and commenced operations in November 1984. Coral Group, Inc.'s primary business is the marketing of computer hardware and software as well as providing consulting services, installation support, training programs and software maintenance for its customers. Since the shareholders of Coral Group, Inc. owned approximately 85% of Coral Companies, Inc. immediately after the exchange, the stock exchange has been accounted for as a reverse acquisition of Coral Companies, Inc. by Coral Group, Inc.

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

During the year ended March 31, 1990, the Company increased the estimated useful lives of its original software product to reflect the significant enhancements that were made to the product during fiscal years 1989 and 1990. The change had the effect of decreasing amortization expense and increasing income before extraordinary item and net income for 1990, by approximately $80,000 ($.005 per share).

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

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return, at March 31, 1991, the Company has available net operating loss (NOL) carry forwards of approximately $4,700,000 for income tax reporting purposes which will expire between 2001 and in 2005. The NOL for financial reporting purposes differs from that for tax purposes primarily due to differences resulting in the use of accelerated methods of depreciation for tax purposes and from software development costs being deducted for tax purposes.

In December, 1987, the Financial Accounting Standards Board issued a new standard on accounting for income taxes. The Company has adopted the new accounting and disclosure rules for years beginning after March 31, 1992, although earlier implementation is permitted. The Company believes that the adoption of this standard does not have a significant effect on its financial position and results of operations.

3.   Recapitalization

On June 12, 1989, the Company announced a plan to recapitalized the Company. Under the recapitalization plan, effective July 20, 1989, the Company reverse split its common stock on a 1 for 50 basis, changed the par value to $.0005 per share, decreased the authorized common shares to 50,000,000 and authorized 50,000,000 of preferred stock. Also management and certain other shareholders deposited 11,000,000 of their shares, representing approximately 41.2% of the outstanding shares, in escrow until the Company achieved certain earnings levels. Effective August 1, 1989, the 11,000,000 shares held in escrow were exchanged for a new series of redeemable preferred stock on a one-for-one basis, and the escrow was dissolved. Upon the effectiveness of the recapitalization plan, each 50 Class C warrants of the Company become exercisable for one share of new commons stock at a price of $1.125. The financial statements have been adjusted retroactively to give effect to the reverse split, change in par value and decrease in authorized shares.


4.   Redeemable Preferred Stock

The preferred stock is entitled to one vote per share, is not entitled to receive any dividends that may be declared and has a liquidation preference of $.02 per share. The liquidation preference of $220,000 has been reclassified from common stockholders' equity to preferred stock. The preferred stock is convertible into common stock on a one-for-one basis upon the achievement by the Company of certain specified pre-tax earnings, commencing with the year ending March 31, 1990. The preferred stock is mandatorily redeemable by the Company on June 30, 1999, at the price of $.001 per share, $11,000 for all preferred stock currently outstanding.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

The former auditors of the Company, Laventhol & Horwath, went out of business during 1993. The Company, therefore, retained the services of Halliburton, Hunter & Associates, P.C. The decision to change was approved by the board governing the Company, which has no standing audit or similar committee. The Company has had no disagreement with its accountants on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused either of the accountants to make reference in their respective reports upon the subject matter of the disagreement. Further, the principal accountants' respective reports on the financial statements does not contain an adverse opinion or a disclaimer of opinion or qualification as to audit scope or accounting principle.


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

The executive officer will hold office until the next annual meeting of shareholders and until his successor has been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting immediately following t/he shareholders' annual meeting and hold office until their death or until they earlier resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment of executive officers, all of whom serve on an "at will" basis.

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


Title of Class   Name and Address  Number of Percent of Class (1)
               of Beneficial Owner   Shares

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