Form 10QSB
period 1992-06-30
CNH HOLDINGS CO
filed 1996-08-09
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1992



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

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CNH HOLDINGS COMPANY

                          BALANCE SHEETS



                              June 30, 1992        March 31, 1992
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






The Company discontinued operations effective December 31, 1990



                      CNH HOLDINGS COMPANY

                     STATEMENT OF OPERATIONS



                                   Three months ended June 30,
                                  1992                    1991

(Loss) from discontinued
   operations                $    -----             $    -----

         Net loss            $    -----             $    -----

Net income (loss) per
   common share              $    -----             $    -----


Weighted average shares
   outstanding               19,061,245             19,061,245

































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