Form 10QSB
period 1992-09-30
CNH HOLDINGS CO
filed 1996-08-09
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1992



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

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CNH HOLDINGS COMPANY

                          BALANCE SHEETS



                        September 30, 1992    March 31, 1992
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













The Company discontinued operations effective December 31, 1990


                        CNH HOLDINGS COMPANY

                     STATEMENT OF OPERATIONS

                         Three months ended   Six months ended
                              September 30,     September 30,
                         1992          1991   1992        1991

(Loss) from discontinued
   operations        $    -----       -----  -----       ------

         Net loss    $    -----       -----  -----       ------

Net income (loss)
  per common share  $    -----        -----  -----       ------

Weighted average
   shares
   outstanding     19,061,245   19,061,245 19,061,245  19,061,245
































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