Form 10QSB
period 1992-12-31
CNH HOLDINGS CO
filed 1996-08-09
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 1992

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

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CNH HOLDINGS COMPANY

                          BALANCE SHEETS



                          December 31, 1992    March 31, 1992
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






The Company discontinued operations effective December 31, 1990


                        CNH HOLDINGS COMPANY

                     STATEMENT OF OPERATIONS


                         Three months ended     Nine months ended
                         1992          1991     1992         1991

(Loss) from discontinued
  operations        $    -----        -----     -----      -----

       Net loss     $    -----        -----     -----      -----

Net income (loss)
  per common share  $   ------        -----     -----      -----

Weighted average
  shares outstanding 19,061,245   19,061,245 19,061,245  19,061,245



































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

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the period covered by this report.
                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Scurities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalfby the undersigned, thereunto duly authorized this 6th day of August, 1996.

CNH Holdings Company
(Registrant)

By:     /s/ Paul M.  Lionti
          Paul M.  Lionti, President and Chief Executive Officer



By:     /s/ Paul M.  Lionti
         Paul M.  Lionti, Chief Financial and Accounting Officer
         and Treasurer



                  *   *   *   *   *   * *