Form 10KSB
period 1993-03-31
CNH HOLDINGS CO
filed 1996-08-09
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: March 31, 1993

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

Item 3.  Legal Proceedings.

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

Item 7.   Financial Statements

Halliburton, Hunter & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS






        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Coral Companies, Inc.


We have audited the balance sheets of Coral Companies, Inc. as of March 31, 1993 and 1992, and the related statements of income
(loss) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral
Companies, Inc. as of March 31, 1993 and 1992, and the results of its operations for the years then ended in conformity with generally accepted accounting principles.

The Company discontinued operations December 31, 1990. Statements of stockholders' equity and cash flows have been omitted for that reason.






Littleton, Colorado
June 18, 1996

                      CORAL COMPANIES, INC.

                          BALANCE SHEET


                                             March 31,
                                       1993           1992

                                   ASSETS

Current Assets:

 Cash                             $    -----           ----
  Total current assets                 -----           ----


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                        $   -----           ----
Stockholders' Equity:
 Preferred Stock, $.001 par value,
  50,000,000 shares authorized,
   11,000,000 shares issued
    and outstanding                  220,000        220,000

 Common Stock, $.0005 par value,
  50,000,000 shares authorized,
  19,061,245 shares issued             9,531          9,531

 Additional paid-in capital        4,483,453      4,483,453
 Accumulated deficit              (4,712,984)    (4,712,984)

  Total Stockholders' Equity           ----             ----




















See accompanying notes to consolidated financial statements.
                      CORAL COMPANIES, INC.
                     STATEMENT OF OPERATIONS

                                      Year ended March 31,

                                   1993        1992       1991

Income (loss) from discontinued
  operations                     $   ---        ---   (2,653,060)
(Loss) on termination of
  operations                         ---        ---   (1,924,087)

 Net income (loss)               $   ---        ---   (4,577,147)

Per share data
 Income (loss) before
   extraordinary item             $   ---        ---         (.14)
 Extraordinary item                  ---        ---         (.10)

  Net income (loss)              $   ---        ---         (.24)

Weighted average shares
  outstanding                  19,061,245  19,061,245  18,810,995

























See accompanying notes to consolidated financial statements.
1.   Organization

I.S.B.C. Corp. was incorporated in Delaware on April 15, 1987. On January 29, 1988, I.S.B.C. Corp. completed a public offering of 800,000 units at a price of $.50 per unit, consisting of one share of common stock and three redeemable warrants. All unexercised warrants have now expired.

On June 27, 1988, I.S.B.C. Corp. issued 21,000,000 shares of its common stock in exchange for all of the outstanding shares of Coral Group, Inc. Subsequent to the exchange of stock, I.S.B.C. Corp. changed its name to Coral Companies, Inc. Coral Group, Inc. was incorporated on March 12, 1984, and commenced operations in November 1984. Coral Group, Inc.'s primary business is the marketing of computer hardware and software as well as providing consulting services, installation support, training programs and software maintenance for its customers. Since the shareholders of Coral Group, Inc. owned approximately 85% of Coral Companies, Inc. immediately after the exchange, the stock exchanges has been accounted for as a reverse acquisition of Coral Companies, Inc. by Coral Group, Inc.

The preferred stock is entitled to one vote per share, is not entitled to receive any dividends that may be declared and has a liquidation preference of $.02 per share. The liquidation preference of $220,000 has been reclassified from common stockholders' equity to preferred stock. The preferred stock is convertible into common stock on a one-for-one basis upon the achievement by the Company of certain specified pret-tax earnings, commencing with the year ending March 31, 1990. The preferred stock is mandatorily redeemable by the Company on June 30, 1999, at the price of $.001 per share, $11,000 for all preferred stock currently outstanding.

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


Title of Class  Name and Address     Number of Shares   Percent of
               of Beneficial Owner                      Class (1)

Common Stock    Paul M.  Lionti          1,595            (2)

Directors and Executive
  Officers as a Group                    1,595            (2)
 (one in number):

(1) Based on 400,000 shares of common stock issued and outstanding on July 31, 1996.
(2)  Less than 1%.

Item 12.  Certain Transactions

No disclosure is required under this item.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits
3.1    Articles of Incorporation and Amendments (Nevada)
3.2    Bylaws (Nevada).
4      Specimen stock certificate.*
10    **

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