Form 10QSB
period 1993-06-30
CNH HOLDINGS CO
filed 1996-08-09
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1993



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

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CNH HOLDINGS COMPANY

                          BALANCE SHEETS


                          June 30, 1993        March 31, 1993
                           (unaudited)

           ASSETS

Assets                    $    ----           $      ----


          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities               $    ----           $      ----

Stockholders' Equity
   Preferred stock, $.001 par value,
      50,000,000 shares authorized,
      11,000,000 shares issued and
      outstanding            220,000              220,000

Common stock, $.0005 par value,
   50,000,000 shares authorized,
   19,0061,245 shares issued and
    outstanding               9,531                  9,531

Additional paid-in capital4,482,953              4,482,953
Accumulated deficit      (4,712,484)            (4,712,484)

 Total stockholders'
   equity                    -----                 -----


                      $       -----       $        -----






The Company discontinued operations effective December 31, 1990


                      CNH HOLDINGS COMPANY

                     STATEMENT OF OPERATIONS



                                  Three months ended June 30,
                                  1993                  1992

(Loss) from discontinued
   operations                   $    -----         $    -----

       Net loss                 $    -----         $    -----

Net income (loss) per
   common share                 $    -----         $    -----


Weighted average shares
   outstanding                  19,061,245          19,061,245

































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