Form 10QSB
period 1993-09-30
CNH HOLDINGS CO
filed 1996-08-09
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1993

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

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CNH HOLDINGS COMPANY

                          BALANCE SHEETS



                       September 30, 1993      March 31, 1993
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













The Company discontinued operations effective December 31, 1990


                       CNH HOLDINGS COMPANY

                     STATEMENT OF OPERATIONS


                        Three months ended    Six months ended
                        1993          1992    1993        1992

(Loss) from
  discontinued
   operations        $    -----       -----   -----     ------
       Net loss      $    -----       -----   -----     ------

Net income (loss)
   per common share  $    -----       -----  -----      ------

Weighted average
  shares outstanding 19,061,245  19,061,245 19,061,245 19,061,245



































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