Form 10QSB
period 1993-12-31
CNH HOLDINGS CO
filed 1996-08-09
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 1993

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

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CNH HOLDINGS COMPANY

                          BALANCE SHEETS



                         December 31, 1993     March 31, 1993
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






The Company discontinued operations effective December 31, 1990

                      CNH HOLDINGS COMPANY

                     STATEMENT OF OPERATIONS


                         Three months ended  Nine months ended
                         1993         1992   1993        1992

(Loss) from
   discontinued
    operations          $ -----      -----  -----      -----

    Net loss            $ -----      -----  -----      -----

Net income (loss)
   per common share     $ -----      -----  -----      -----

Weighted average
  shares
   outstanding      19,061,245  19,061,245  19,061,245  19,061,245

































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