Form 10QSB
period 1994-06-30
CNH HOLDINGS CO
filed 1996-08-09
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1994

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

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      CORAL COMPANIES, INC.

                          BALANCE SHEETS

                             June 30, 1994      March 31, 1994
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





The Company discontinued operations effective December 31, 1990


                       CORAL COMPANIES, INC.

                     STATEMENT OF OPERATIONS


                                 Three months ended June 30,
                                 1994                  1993

(Loss) from discontinued
   operations                    $ -----              $ -----

      Net loss                   $ -----              $ -----

Net income (loss)
   per common share              $ -----              $ -----


Weighted average
   shares outstanding         19,061,245           19,061,245


































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

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the period covered by this report.
                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of July, 1996.

CNH Holdings Company
(Registrant)

By:     /s/ Paul M.  Lionti
          Paul M.  Lionti, President and Chief Executive Officer



By:     /s/ Paul M.  Lionti
         Paul M.  Lionti, Chief Financial and Accounting Officer
         and Treasurer



                        *   *   *   *   *   *  *