Form 10QSB
period 1994-09-30
CNH HOLDINGS CO
filed 1996-08-09
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1994

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

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CNH HOLDINGS COMPANY

                          BALANCE SHEETS


                           September 30, 1994      March 31, 1994
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






The Company discontinued operations effective December 31, 1990


                        CNH HOLDINGS COMPANY

                     STATEMENT OF OPERATIONS


                        Three months ended       Six months ended
                            September 30,          September 30,
                        1994          1993      1994         1993

(Loss) from
   discontinued
    operations       $  -----        -----     -----       ------

    Net loss         $   -----        -----      -----       ------

Net income (loss)
   per common share  $  -----        -----      -----     ------

Weighted average
   shares
    outstanding   19,061,245 19,061,245   19,061,245  19,061,245
































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