Form 10KSB
period 1995-03-31
CNH HOLDINGS CO
filed 1996-08-09
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: March 31, 1995


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

Compliance with Beneficial Ownership Reporting Rules

Section 16(a) of the Securities Act of 1934, as amended ("Exchange Act"), requires the executive officers and directors of the Company, and persons who beneficially own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Commission. These officers, directors and shareholders are also required to furnish the Company with copies of certain of these reports. Based solely on a review of copies of reports furnished to the Company during its fiscal year ended December 31, 1995, and thereafter, or written representations, if any, received by the Company, these persons that no other reports were required, the Company believes that, during 1991, 1992, 1993, 1994, 1995 and 1996, all applicable
Section 16(a) filing requirements were satisfied.

Item 7.  Financial Statements

Halliburton, Hunter & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS






        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Coral Companies, Inc.


We have audited the balance sheets of Coral Companies, Inc. as of March 31, 1995 and 1994, and the related statements of income
(loss) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral
Companies, Inc. as of March 31, 1995 and 1994, and the results of its operations for the years then ended in conformity with generally accepted accounting principles.

The Company discontinued operations December 31, 1990. Statements of stockholders' equity and cash flows have been omitted for that reason.





Littleton, Colorado
June 18, 1996

                      CORAL COMPANIES, INC.

                          BALANCE SHEET

                                              March 31,
                                           1995      1994

                     ASSETS

Current Assets:

         Total current assets             -----      ----


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                           $   -----      ----
Stockholders' Equity:
 Preferred Stock, $.001 par value,
   50,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                           220,000    220,000

   Common Stock, $.0005 par value,
    50,000,000 shares authorized,
    19,061,245 shares issued               9,531      9,531

 Additional paid-in capital            4,483,453  4,483,453
 Accumulated deficit                  (4,712,984)(4,712,984)

       Total Stockholders' Equity         ----        ----






















See accompanying notes to consolidated financial statements.
                      CORAL COMPANIES, INC.
                     STATEMENT OF OPERATIONS

                                   Year ended March 31,

                                1995        1994       1993

Income (loss) from
  discontinued operations    $   ---        ---         ---
(Loss) on termination of
   operations                    ---        ---         ---

 Net income (loss)           $   ---        ---         ---

Per share data
 Income (loss) before
   extraordinary item        $   ---        ---         ---
 Extraordinary item              ---        ---         ---

  Net income (loss)          $   ---        ---         ---

Weighted average shares
   outstanding            19,061,245  19,061,245  19,061,245

























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

        ARTICLES OF INCORPORATION AND AMENDMENTS (NEVADA)
                    ]

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