Form 10QSB
period 1995-09-30
CNH HOLDINGS CO
filed 1996-08-09
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1995

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

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CORAL COMPANIES, INC.

                          BALANCE SHEETS



                           September 30, 1995   March 31, 1995
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














The Company discontinued operations effective December 31, 1990


                     CORAL COMPANIES, INC.
                     STATEMENT OF OPERATIONS


                         Three months ended    Six months ended
                           September 30,         September 30,
                         1995          1994   1995          1994

(Loss) from
   discontinued
    operations         $ -----        -----   -----       ------

     Net loss          $ -----        -----   -----       ------

Net income (loss)
  per common share     $ -----        -----   -----       ------

Weighted average
  shares outstanding 19,061,245  19,061,245 19,061,245 19,061,245


































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

/

By:     /s/ Paul M. Lionti
         Paul M.  Lionti, Chief Financial and Accounting Officer
         and Treasurer


                          *   *   *   *   *  *  *