Form 10QSB
period 1995-12-31
CNH HOLDINGS CO
filed 1996-08-09
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 1995

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

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CORAL COMPANIES, INC.

                          BALANCE SHEETS

                               December 31, 1995   March 31, 1995
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






The Company discontinued operations effective December 31, 1990


                     CORAL COMPANIES, INC.

                     STATEMENT OF OPERATIONS


                          Three months ended  Nine months ended
                          1995          1994  1995         1994

(Loss) from discontinued
   operations             $ -----      ----- -----       -----

        Net loss          $ -----      ----- -----       -----

Net income (loss) per
   common share           $ -----      ----- -----       -----

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