Form 10QSB
period 1991-09-30
CNH HOLDINGS CO
filed 1996-08-15
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1991



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

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CNH HOLDINGS COMPANY

                          BALANCE SHEETS



                        September 30, 1991      March 31, 1991
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













The Company discontinued operations effective December 31, 1990


                       CNH HOLDINGS COMPANY

                     STATEMENT OF OPERATIONS


                      Three months ended      Six months ended
                        September 30,            September 30,
                     1991       1990         1991         1990

(Loss) from
  discontinued
   operations      $ -----  (1,094,219)      -----    (1,645,103)

     Net loss        -----  (1,094,219)       -----    (1,645,103)

Net income (loss)
  per common share $  -----       (.06)      -----        (.09)

Weighted average shares
   outstanding   19,061,245 19,061,245   19,061,245  19,015,789

































The Company discontinued operations effective December 31, 1990

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