Form 10QSB
period 1995-06-30
CNH HOLDINGS CO
filed 1996-08-15
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1995

      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CORAL COMPANIES, INC.

                          BALANCE SHEETS



                                 June 30, 1995   March 31, 1995
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






The Company discontinued operations effective December 31, 1990

                     CORAL COMPANIES, INC.

                     STATEMENT OF OPERATIONS



                                  Three months ended June 30,
                                  1995                  1994

(Loss) from
   discontinued operations       $ -----              $ -----

       Net loss                  $ -----              $ -----

Net income (loss) per
   common share                  $ -----              $ -----


Weighted average shares
  outstanding                 19,061,245           19,061,245

































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