Form 10QSB
period 1994-12-31
CNH HOLDINGS CO
filed 1996-08-21
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 1994

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

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CORAL COMPANIES, INC.

                          BALANCE SHEETS

                            December 31, 1994    March 31, 1994
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















The Company discontinued operations effective December 31, 1990


                      CORAL COMPANIES, INC.

                     STATEMENT OF OPERATIONS


                         Three months ended     Nine months ended
                         1994          1993     1994         1993

(Loss) from
   discontinued
     operations       $ -----         -----    -----         -----

     Net loss         $ -----         -----     -----         -----

Net income (loss)
   per common share   $  -----       -----    -----         -----

Weighted average
   shares
   outstanding      19,061,245 19,061,245 19,061,245   19,061,245

































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