Form 10KSB
period 1996-03-31
CNH HOLDINGS CO
filed 1996-08-21
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: March 31, 1996

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


Registrant's telephone number, including area code:(520)577-6611

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

Item 1.   Description of Business

CNH Holdings Company, a Nevada corporation, f/k/a Coral Companies, Inc., a Delaware corporation (the "Company"), was incorporated on April 15, 1987, under the name of I.S.B.C. Corp. On January 28, 1988, the Company completed an initial public offering of units consisting of one share of the common stock of the Company ("Common Stock") and one Class A Warrant, all of the latter of which have either expired or been exercised. On June 27, 1988, the Company acquired all of the outstanding shares of Coral Group, Inc., a privately-held Colorado corporation ("Coral Group")formed in 1984 and then principally engaged in the development and marketing of computer software programs. During fiscal 1990, the Company formed two additional subsidiaries, Coral Telesystems, Inc ("CTI"), and Coral Pacific, Inc. ("Pacific"), both of which were Colorado corporations. Through fiscal 1991, the business of the Company was conducted solely through Coral Group, CTI and Pacific.

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

Item 2.  Description of Property

The Company, as of the date of this report, owned no real or personal property, tangible or intangible. Conversely, the Company had no liabilities which had not either been paid in their entirety or fully provided for. The executive offices of the Company are being provided free of charge by its attorney on a month-to-month basis. These offices are located at 4221 East Pontatoc Canyon Drive, Tucson, Arizona 85718. The telephone number at this address is ( 520) 577-6611.

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

Item 7.   Financial Statements

Halliburton, Hunter & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS






        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Coral Companies, Inc.


We have audited the balance sheets of Coral Companies, Inc. as of March 31, 1996 and 1995, and the related statements of income
(loss) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral
Companies, Inc. as of March 31, 1996 and 1995, and the results of its operations for the years then ended in conformity with generally accepted accounting principles.

The Company discontinued operations December 31, 1990. Statements of stockholders' equity and cash flows have been omitted for that reason.






Littleton, Colorado
June 18, 1996

                      CORAL COMPANIES, INC.

                          BALANCE SHEET

                                           March 31,
                                        1996      1995


                       ASSETS

Current Assets:

     Total current assets              -----      -----


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                         $  -----      -----
Stockholders' Equity:
 Preferred Stock, $.001 par value,
  50,000,000 shares authorized,
  11,000,000 shares issued
      and outstanding               220,000     220,000

   Common Stock, $.0005 par value,
     50,000,000 shares authorized,
     19,061,245 shares issued         9,531       9,531

 Additional paid-in capital       4,483,453   4,483,453
 Accumulated deficit             (4,712,984) (4,712,984)

     Total Stockholders' Equity        ----         ----





















See accompanying notes to consolidated financial statements.
                      CORAL COMPANIES, INC.
                     STATEMENT OF OPERATIONS

                                       Year ended March 31,

                                    1996      1995      1994

Income (loss) from
   discontinued operations       $   ---       ---       ---
(Loss) on termination of
   operations                        ---       ---       ---

 Net income (loss)                   ---       ---       ---

Per share data
 Income (loss) before
   extraordinary item            $   ---       ---       ---
 Extraordinary item                  ---       ---       ---

  Net income (loss)              $   ---       ---       ---

Weighted average shares
  outstanding                 19,061,245 19,061,245 19,061,245

























See accompanying notes to consolidated financial statements.

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

Title of Class     (1)Name and Address      Number of    Percent of
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