Form 10QSB
period 1996-09-30
CNH HOLDINGS CO
filed 1996-11-12
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 7, 1996, there were approximately 400,000 shares outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CNH HOLDINGS COMPANY

                          BALANCE SHEETS


                                 September 30, 1996       March 31, 1996
                                     (unaudited)

           ASSETS

Assets                               $    ----             $      ----


          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                          $    ----             $      ----

Stockholders' Equity
   Preferred stock, $.001 par value,
      1,000,000 shares authorized,
      no shares issued and outstanding

Common stock, $.0005 par value,
   1,000,000 shares authorized,
   400,000 shares issued and
     outstanding                        229,531                229,531

Additional paid-in capital            4,482,953              4,482,953
Accumulated deficit                  (4,712,484)            (4,712,484)

      Total stockholders' equity        -----                  -----
                                   $    -----              $   -----
















The Company discontinued operations effective December 31, 1990


                        CNH HOLDINGS COMPANY

                     STATEMENT OF OPERATIONS

                                      Six months ended    Three months
ended
                                      September 30,        September 30,
                                      1996       1995     1996       1995

(Loss) from
   discontinued operations           $-----     -----     -----     -----

                    Net loss         $-----     -----     -----     -----

Net income (loss)
    per common share                 $-----     -----     -----     -----

Weighted average shares
     outstanding                     400,000   400,000   400,000   400,000


































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

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the period covered by this report.
                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of November, 1996.

CNH Holdings Company
(Registrant)

By:  /s/ Paul M. Lionti
     Paul M. Lionti, President and Chief Executive Officer



By:  /s/ Paul M. Lionti
     Paul M. Lionti, Chief Financial and Accounting Officer and Treasurer






                     *   *   *   *   *   *