Form 10KSB
period 1996-12-31
CNH HOLDINGS CO
filed 1997-05-30
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: March 31, 1997

                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 0-17304

                  CNH Holdings Company
  (Exact name of registrant as specified in its charter)

           Nevada                             11-2867201
(State or other jurisdiction of            (I.R.S. employer
 incorporation or organization)           identification number)

    17659 Sun Meadow, Dallas, TX                75252
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (972) 248-4873

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 28, 1997, there were 400,000 shares outstanding.

Registrant has had no revenues since the fiscal year ended March
31, 1990.

             DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents, if any, incorporated by reference and the part of this Form 10-KSB into which the document is incorporated: None.




Item 1.   Description of Business

CNH Holdings Company, a Nevada corporation (Company), was incorporated on April 15, 1987, under the name of I.S.B.C. Corp.
On January 28, 1988, the Company completed an initial public offering of units consisting of one share of the common stock of the Company (Common Stock) and one Class A Warrant, all of the latter of which have either expired or been exercised. On June 27, 1988, the Company acquired all of the outstanding shares of Coral Group, Inc., a privately-held Colorado corporation (Coral Group) formed in 1984 and then principally engaged in the development and marketing of computer software programs. During fiscal 1990, the Company formed two additional subsidiaries, Coral Telesystems, Inc
(CTI), and Coral Pacific, Inc. (Pacific), both of which were Colorado corporations. Through fiscal 1991, the business of the Company was conducted solely through Coral Group, CTI and Pacific.

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

In April, 1996, the Company held a special meeting of its board of directors (Board of Directors). The purpose of the meeting was to
(i) discuss and take action on all corporate matters which had taken place since the date of the last meeting of the board, including the filing of all delinquent reports by the Company with the U.S. Securities and Exchange Commission (Commission), (ii) appoint independent Certified Public Accountants to audit the books and records of the Company since 1990, (iii) discuss the financial condition of the Company and implement an appropriate course of action and (iv) discuss all other matters then pending before the Company. At the meeting, the Board of Directors adopted a new plan of business for the Company, that being to begin a search for a new business opportunity. In order to implement this new plan of business, however, the Board of Directors had to implement a number of curative measures, including the engagement of an attorney to assist in general corporate matters and the filing of all delinquent reports with the Commission, and the engagement of a new auditor to audit the books and records of the Company since 1990, in order to prepare and file all necessary federal and state income tax forms and compile the financial information necessary for the filing of all quarterly reports by the Company with the Commission. The foregoing resulted in the incurrence by the Company of obligations which were satisfied through the issuance of Common Stock subsequent to the period covered by this report. The Company is now current in its reports with the Commission, all tax filings have been made with the appropriate federal and state agencies and all information concerning the foregoing has been disseminated to the public.

Item 2.  Description of Property

The Company, as of the date of this report, owned no real or personal property, tangible or intangible. Conversely, the Company had no liabilities which had not either been paid in their entirety or fully provided for. The executive offices of the Company are being provided free of charge by its sole director and executive officer, Mr. Lionti. These offices are located at 17659 Sun Meadow, Dallas, TX 75252. The telephone number at this address is
(972) 248-4873.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no meetings of security holders during the period covered by this report; thus, this item is not applicable. The shareholders of the Company did, however, act by consent, as allowed by state law, on one occasion during the period covered by this report. These actions are described in their entirety under
Item 1, above.

Item 5.  Market for Common Equity and Related Shareholder Matters

There is no active trading market for the Common Stock. The Common Stock is not listed on any exchange and is not quoted or traded on the over-the-counter market. Currently, no broker maintains a position or deals in the Common Stock and no bid or asked prices are quoted in the pink sheets or any local newspaper.

On May 31, 1996, the Company effected a reverse one for one thousand (1:1,000) capital share split. Concurrently, the authorized capitalization of the Company was increased to 10,000,000 common shares, $.001 par value per share, and 1,000,000 preferred shares, $.01 par value per share. As of May 28, 1997, there were approximately 400,000 shares of Common Stock issued and outstanding, held of record by in excess of 1,000 shareholders. There were no preferred shares outstanding.

The Company has paid no dividends on the Common Stock since inception and does not expect to pay dividends in the foreseeable future. There are, however, no restrictions on the payment of dividends.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

The Company's has had no revenues, operating or otherwise, since the fiscal year ended March 31, 1991. Correspondingly, all expenses during these periods were administrative in nature and immaterial in amount. Thus, no meaningful comparison can be made between these fiscal years.

Liquidity and Capital Resources

The Company has had no liquidity sources since fiscal 1990. A capital infusion subsequent to the period covered by this report provided for the payment of all administrative expenses which were incurred, none of which was material.

Compliance with Beneficial Ownership Reporting Rules

Section 16(a) of the Securities Act of 1934, as amended (Exchange
Act), requires the executive officers and directors of the Company, and persons who beneficially own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Commission. These officers, directors and shareholders are also required to furnish the Company with copies of certain of these reports. Based solely on a review of copies of reports furnished to the Company during its fiscal year ended March 31, 1997, and thereafter, or written representations, if any, received by the Company from these persons that no other reports were required, the Company believes that, during the fiscal years ended March 31, 1991, 1992, 1993, 1994, 1995, 1996 and 1997, all
applicable Section 16(a) filing requirements were satisfied.


Item 7.   Financial Statements




Halliburton, Hunter & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
CNH Holdings Company


We have audited the balance sheets of CNH Holdings Company as of March 31, 1997 and 1996, and the related statements of income
(loss) for the years then ended, and the year ended March 31, 1995.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNH Holdings Company as of March 31, 1997 and 1996, and the results of its operations for the years then ended, and the year ended March 31, 1995, in conformity with generally accepted accounting principles.

The Company discontinued operations on March 31, 1990. Statements of stockholders' equity and cash flows have been omitted for that reason.

Littleton, Colorado
May 26, 1997

                      CNH HOLDINGS COMPANY

                          BALANCE SHEET

                                           March 31,
                                        1997      1996


                       ASSETS
Current Assets:

     Total current assets           $  -----      $ -----

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                         $  -----      $ -----
Stockholders' Equity:
 Preferred Stock, $.01 par value,
  1,000,000 shares authorized,
  no shares issued and
  outstanding                          -----        -----
 Common Stock, $.001 par value,
  10,000,000 shares authorized,
  400,000 shares issued and
   outstanding                       229,531      229,531

 Additional paid-in capital        4,483,453    4,483,453
 Accumulated deficit             (4,712,984)   (4,712,984)

     Total Stockholders' Equity   $    ----      $   ----

See accompanying notes to financial statements.
                      CNH HOLDINGS COMPANY
                     STATEMENT OF OPERATIONS

                                      Year ended March 31,

                                    1997      1996       1995

Income (loss) from
   discontinued operations       $   ---     $ ---      $ ---
(Loss) on termination of
   operations                        ---       ---        ---

 Net income (loss)               $   ---     $ ---      $ ---

Per share data
 Income (loss) before
   extraordinary item            $   ---     $ ---      $ ---
 Extraordinary item                  ---       ---        ---

  Net income (loss)              $   ---     $ ---      $ ---

Weighted average shares
  outstanding                    400,000*  400,000*   400,000*


* Shares have been adjusted to reflect a reverse stock split effectuated on May 31, 1996.


See accompanying notes to financial statements.


1.  Organization

I.S.B.C. Corp. was incorporated in Delaware on April 15, 1987. On January 29, 1988, I.S.B.C. Corp. completed a public offering of 800,000 units at a price of $.50 per unit, consisting of one share of common stock and three redeemable warrants. All unexercised warrants have now expired.

On June 27, 1988, I.S.B.C. Corp. issued 21,000,000 shares of its common stock in exchange for all of the outstanding shares of Coral Group, Inc. Subsequent to the exchange of stock, I.S.B.C. Corp. changed its name to Coral Companies, Inc. Coral Group, Inc. was incorporated on March 12, 1984, and commenced operations in November 1984. Coral Group, Inc.'s primary business was the marketing of computer hardware and software as well as providing consulting services, installation support, training programs and software maintenance for its customers. Since the shareholders of Coral Group, Inc. owned approximately 85% of Coral Companies, Inc. immediately after the exchange, the stock exchanges has been accounted for as a reverse acquisition of Coral Companies, Inc. by Coral Group, Inc. The Company, after the acquisition of Coral Group, changed its name to CNH Holdings Company and its domicile to Nevada.

The Company previously had outstanding a class of preferred stock which was entitled to one vote per share, was not entitled to receive any dividends that may have been declared and had a liquidation preference of $.02 per share. The preferred stock was previously converted to common stock, and the liquidation preference of $220,000 was reclassified from preferred stockholder's equity to common stockholder's equity.


Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

The former auditors of the Company, Laventhol & Horwath, went out of business during 1993. The Company, therefore, retained the services of Halliburton, Hunter & Associates, P.C. The decision to change was approved by the board governing the Company, which has no standing audit or similar committee. The Company has had no disagreement with its accountants on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused either of the accountants to make reference in their respective reports upon the subject matter of the disagreement. Further, the principal accountants' respective reports on the financial statements do not contain an adverse opinion or a disclaimer of opinion or qualification as to audit scope or accounting principle.


                             PART III

Item 9.  Directors and Executive Officers of the Company

The following table sets forth all current directors and executive officers of the Company, as well as their ages:

   NAME                       AGE        POSITION WITH COMPANY *

Paul M.  Lionti               49       Sole Director, President
                                         Chief Executive, Financial
                                       Accounting Officer,
                                       Treasurer

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

The Board of Directors currently consists of one member, Mr. Paul
M. Lionti. The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The board will meet periodically throughout the year as necessity dictates. Since March 31, 1990, the board has had one meeting, which occurred during 1997.

Executive Profiles

Mr. Lionti has been a private businessman in Dallas, Texas, during the last five years. He became a Director and the President and Chief Executive Officer of the Company in 1989. In 1996, he became Chief Financial and Accounting Officer and Treasurer of the Company as well.

Item 10.  Executive Compensation

No compensation has been paid since the fiscal year ended March 31, 1990, to the Board of Directors or executive officers of the Company in their capacities as such.

Item 11.  Security Ownership of Management and Certain Others

Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of May 28, 1997, the shares of Common Stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock:

Title of Class        Name and Address      Number of    Percent of
                    of Beneficial Owner      Shares      Class (1)

Common Stock          Paul M.  Lionti       191,981      47.995%

Common Stock          Mark S. Pierce        190,386      47.597%

Directors and Executive
   Officers as a Group                      191,981      47.995%
 (one in number):


(1) Based on 400,000 shares of common stock issued and outstanding on May 28, 1997.

Item 12.  Certain Transactions

On May 29, 1997, the Company caused to be issued to Messrs. Paul M. Lionti and Mark S. Pierce, 190,386 shares each of the restricted common stock of the Company in exchange for the services which they have rendered to the Company in bringing the Company current with the Commission in the filing of its reports, bringing the Company current in the filing of its federal and state income tax returns and otherwise providing those services necessary to provide for the operation and management of the Company.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits: None*

* All required exhibits were previously filed with the Registration Statements on Form S-18 (No. 33-17008-NY) and Form S-1 (No.
33-29899) and with the Form 10-KSB for the fiscal year ended March
31, 1996.

(b) Forms 8-K: None.


                            SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on this 28th day of May, 1997.


CNH HOLDINGS COMPANY
(Registrant)


By:   /s/ Paul M. Lionti
     Paul M. Lionti, Chief Executive Officer


By:   /s/ Paul M. Lionti
      Paul M. Lionti, Chief Financial
      and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity on this 28th day of May, 1997.


 /s/ Paul M. Lionti
Paul M. Lionti, Director