Form 10KSB/A
period 1997-03-31
CNH HOLDINGS CO
filed 1997-09-11
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB/A
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:  March 31, 1997

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number:  0 17304

                      CNH Holdings Company
      (Exact name of registrant as specified in its charter)

                Nevada                      11 2867201
   (State or other jurisdiction of       (I.R.S. employer
    incorporation or organization)     identification number)

           17659 Sun Meadow, Dallas, TX      75252
 (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (972) 248 4873 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10 K or any amendment to this Form 10 K. [    ]

State the aggregate market value of the voting stock held by non affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: There is presently no market in registrant's stock; thus, there is no market value.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of September 5, 1997, there were 400,000 shares outstanding.

Registrant has had no revenues since the fiscal year ended March
31, 1990.

Documents Incorporated by Reference: List hereunder the documents, if any, incorporated by reference and the part of this Form 10 KSB into which the document is incorporated: None.

Item 1.  Description of Business:

CNH Holdings Company, a Nevada corporation (the Company), was incorporated on April 15, 1987, under the name of I.S.B.C. Corp.
On January 28, 1988, the Company completed an initial public offering of units consisting of one share of the common stock of the Company (Common Stock) and one Class A Warrant, all of the latter of which have either expired or been exercised. On June 27, 1988, the Company acquired all of the outstanding shares of Coral Group, Inc., a privately held Colorado corporation (Coral Group), formed in 1984 and then principally engaged in the development and marketing of computer software programs. During fiscal 1990, the Company formed two additional subsidiaries, Coral Telesystems, Inc
(CTI), and Coral Pacific, Inc. (Pacific), both of which were Colorado corporations. Through fiscal 1991, the business of the Company was conducted solely through Coral Group, CTI and Pacific.

During fiscal 1991, the Company defaulted on all of its outstanding obligations to its financial institution, which were secured by all of the assets of the Company, including the shares of Coral Group, CTI and Pacific. The Company voluntarily transferred all of the security for this debt to the financial institution in exchange for an acknowledgment of full and complete satisfaction of all remaining liabilities of the Company to the institution. All licenses which the Company had regarding its software were terminated without liability and returned to the original licensor, and all leases which the Company had were similarly terminated without liability. Finally, all tax and accounts payable owed by the Company were paid in full. The Company then ceased operations in the computer software field.

On April 12, 1996, the Company held a special meeting of its board of directors (the Board of Directors). The purpose of the meeting was to (i) discuss and take action on all corporate matters which had taken place since the date of the last meeting of the board, including the filing of all delinquent reports by the Company with the U.S. Securities and Exchange Commission (the Commission), (ii) ratify the appointment of independent Certified Public Accountants to audit the books and records of the Company since 1990, (iii) discuss the financial condition of the Company and implement an appropriate course of action and (iv) discuss all other matters then pending before the Company. At the meeting, the Board of Directors adopted a new plan of business for the Company, that being to begin a search for a new business opportunity. In order to implement this new plan of business, however, the Board of Directors had to implement a number of curative measures, including the engagement of an attorney to assist in general corporate matters and the filing of all delinquent reports with the Commission, and the engagement of a new auditor to audit the books and records of the Company since the fiscal year ended March 31, 1990, in order to prepare and file all necessary federal and state income tax forms and compile the financial information necessary for the filing of all quarterly reports by the Company with the Commission. The foregoing resulted in the incurrence by the Company of obligations of $381 for services performed during the first quarter of fiscal 1997, which were satisfied through the issuance of Common Stock on May 3, 1996, to the sole executive officer of and attorney for the Company. The Company is now current in its reports with the Commission, all tax filings have been made with the appropriate federal and state agencies and all information concerning the foregoing has been disseminated to the public.

Item 2.  Description of Property:

The Company, as of the date of this report, owned no real or personal property, tangible or intangible. Conversely, the Company had no liabilities which had not either been paid in their entirety or fully provided for. The executive offices of the Company are being provided free of charge by its sole director and executive officer, Mr. Lionti. These offices are located at 17659 Sun Meadow, Dallas, TX 75252. The telephone number at this address is
(972) 248 4873.

Item 3.  Legal Proceedings:

No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders:

There were no meetings of security holders during the period covered by this report; thus, this item is not applicable. The shareholders of the Company did, however, act by consent, as allowed by state law, on one occasion during the period covered by this report. These actions are described in their entirety under
Item 1, above.

Item 5.  Market for Common Equity and Related Shareholder Matters:

There is no active trading market for the Common Stock. The Common Stock is not listed on any exchange and is not quoted or traded on the over the counter market. Currently, no broker maintains a position or deals in the Common Stock and no bid or asked prices are quoted in the pink sheets or any local newspaper.

On May 30, 1996, the Company implemented a reverse one for one thousand (1:1,000) capital share split. Concurrently, the authorized capitalization of the Company was increased to 10,000,000 common shares, $.001 par value per share, and 1,000,000 preferred shares, $.01 par value per share. As of September 5, 1997, there were approximately 400,000 shares of Common Stock issued and outstanding, held of record by in excess of 1,000 shareholders. There were no preferred shares outstanding.

The Company has paid no dividends on the Common Stock since inception and does not expect to pay dividends in the foreseeable future. There are, however, no restrictions on the payment of dividends.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Results of Operations:

The Company has had no revenues, operating or otherwise, since the fiscal year ended March 31, 1990. Correspondingly, all expenses during these periods were administrative in nature and immaterial in amount. Thus, no meaningful comparison can be made between these fiscal years.

Liquidity and Capital Resources:

The Company has had no liquidity sources since fiscal 1990. All administrative matters were provided for by the executive officer of and attorney for the Company in exchange for those shares issued to them on May 3, 1996.

Compliance with Beneficial Ownership Reporting Rules:

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

Item 7.  Financial Statements:

Halliburton, Hunter & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders]
CNH Holdings Company


We have audited the balance sheets of CNH Holdings Company as of March 31, 1997 and 1996, and the related statements of income
(loss) and of stockholders' equity for the years then ended, and the year ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNH Holdings Company as of March 31, 1997 and 1996, and the results of its operations and shareholders' equity for the years then ended, and the year ended March 31, 1995, in conformity with generally accepted accounting principles.

The Company discontinued operations March 31, 1991. Statements of cash flows have been omitted for that reason.

Littleton, Colorado
May 26, 1997


                     CNH HOLDINGS COMPANY
                        BALANCE SHEET
                                                March 31,
                                              1997     1996
ASSETS
Current Assets:
Total current assets                      $   ----   $   ----

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                          $  ----        $   ----
Stockholders' Equity:
   Preferred Stock, $.01 par value, 1,000,000
   shares authorized, no shares issued
      and outstanding                             ----     ----

   Common Stock, $.001 par value, 10,000,000
       shares authorized, 400,000 shares
       issued and                                  400       19
       outstanding on
       March 31, 1997, and 19,228
       issued and outstanding on
       March 31, 1996
Additional paid-in capital                     4,712,584  4,712,584
Accumulated deficit                         (4,712,984) (4,712,603)

Total Stockholders' Equity                      $----     $ ----


See accompanying notes to financial statements.


                       CNH HOLDINGS COMPANY
                    STATEMENT OF OPERATIONS

                                         Year ended March 31,

                                     1997     1996          1995

Income (loss) from discontinued
   operations                    $   ----   $  ----        $ ----
(Loss) on termination
   of operations                     (381)     ----          ----

Net income (loss)                   $(381)   $   ----       $   ---

Per share data

Net income (loss)                 $   (1)   $  ----        $ ----

Weighted average
  shares outstanding              365,380*   19,228*      19,228*



* Shares have been adjusted to reflect a reverse stock split effectuated on May 30, 1996.

(1) Loss is less than $.01 per share


See accompanying notes to financial statements.

                     CNH HOLDINGS COMPANY

               STATEMENT OF STOCKHOLDERS' EQUITY

                                                          Total
                       Common      Stock   Accumulated    Equity
                       Shares      Amount     Deficit   (Deficit)

Balance at
  March 31, 1995,    19,061,245  $4,712,603  $(4,712,603)     -
and March 31, 1996

Issuance of common
  shares for        380,938,755         381            -      381
   services on
   May 3, 1996

Reverse 1:1000
  common share     (399,600,000)       ----         ----    ----
  split on May
  30, 1996

Net loss for the
  year ended
  March 31, 1997          ----         ----        (381)     (381)

Balance at March
  31, 1997             400,000  $4,712,984  $(4,712,984)    ----

See accompanying notes to financial statements.


                      CNH HOLDINGS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 March 31, 1997, 1996, and 1995
1.  Organization

I.S.B.C. Corp. was incorporated in Delaware on April 15, 1987. On January 29, 1988, I.S.B.C. Corp. completed a public offering of 800,000 units at a price of $.50 per unit, consisting of one share of common stock and three redeemable warrants. All unexercised warrants have now expired.

On June 27, 1988, I.S.B.C. Corp. issued 21,000,000 shares of its common stock in exchange for all of the outstanding shares of Coral Group, Inc. Subsequent to the exchange of stock, I.S.B.C. Corp. changed its name to Coral Companies, Inc. Coral Group, Inc. was incorporated on March 12, 1984, and commenced operations in November 1984. Coral Group, Inc.'s primary business was the marketing of computer hardware and software as well as providing consulting services, installation support, training programs and software maintenance for its customers. Since the shareholders of Coral Group, Inc. owned approximately 85% of Coral Companies, Inc. immediately after the exchange, the stock exchanges was accounted for as a reverse acquisition of Coral Companies, Inc. by Coral Group, Inc. The Company, subsequent to the acquisition of the Coral Group, changed its name to CNH Holdings Company and its domicile to Nevada.

The Company previously had outstanding a class of preferred stock which was entitled to one vote per share, was not entitled to receive any dividends that may have been declared and had a liquidation preference of $.02 per share. The preferred stock was previously converted to common stock, and the liquidation preference of $220,000 was reclassified from preferred stockholders' equity to common stockholders' equity.

On May 30, 1996, the Company effected a reverse one for one thousand capital share split. Concurrently, the authorized number of common shares was increased to 10,000,000, $.001 par value per share and 1,000,000 preferred shares, $.01 par value. After the split, there were 400,000 common shares outstanding, which included shares of the $.001 par value common issued to individuals in exchange for services rendered during the first quarter of fiscal 1997.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure:

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

                            PART III

Item 9.  Directors and Executive Officers of the Company:

The following table sets forth all current directors and executive officers of the Company, as well as their ages:

      NAME       AGE     POSITION WITH COMPANY *

Paul M.  Lionti   49     Sole Director, President, Chief
                         Executive, Financial and Accounting
                         Officer, Treasurer
* No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

The executive officer will hold office until the next annual meeting of shareholders and until his successor has been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting and hold office until their death or until they earlier resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment of executive officers, all of whom serve on an at will basis.

The Board of Directors currently consists of one member, Mr. Paul
M. Lionti. The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The board will meet periodically throughout the year as necessity dictates. Since March 31, 1990, the board has had one meeting, which occurred during fiscal 1997.

Executive Profiles:

Mr. Lionti has been a private businessman in Dallas, Texas, during the last five years. He became a Director and the President and Chief Executive Officer of the Company in 1989. In 1996, he became Chief Financial and Accounting Officer and Treasurer of the Company as well.

Item 10.  Executive Compensation:

No compensation has been paid since the fiscal year ended March 31, 1990, to the Board of Directors or executive officers of the Company in their capacities as such, other than the issuance, effective May 3, 1996, of those common shares to Mr. Lionti in exchange for services rendered during fiscal 1997, as discussed above under Items 1 and 6. Mr. Lionti has no other agreement for or expectation of compensation from the Company.

Item 11.  Security Ownership of Management and Certain Others:

Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of September 5, 1997, the shares of Common Stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock:

Title of Class   Name and Address  Number of Shares  Percent of
                 of Beneficial Owner                  Class (1)

Common Stock        Paul M. Lionti      191,981         47.995%

Common Stock        Mark S. Pierce      190,386         47.597%

Directors and Executive
      Officers as a Group
      (one in number):                   191,981      47.995%

(1) Based on 400,000 shares of common stock issued and outstanding on September 5, 1997.

Item 12.  Certain Transactions:

On May 3, 1996, the Company caused to be issued to Messrs. Paul M. Lionti and Mark S. Pierce 190,386 post split shares each of the restricted common stock of the Company in exchange for services rendered to the Company during the first fiscal quarter of 1997 in bringing the Company current with the Commission in the filing of its reports, bringing the Company current in the filing of its federal and state income tax returns and otherwise providing those services necessary for the operation and management of the Company.

Item 13.  Exhibits and Reports on Form 8 K

(a)  Exhibits:  None

All required exhibits were previously filed with the Registration
Statements on Form S 18 (No. 33 17008 NY) and Form S 1 (No. 33
29899) and with the Form 10 KSB for the fiscal year ended March 31, 1996.

(b) Forms 8 K: None.

                            SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on this 8th day of September, 1997.

CNH HOLDINGS COMPANY
(Registrant)

By: /s/ Paul M. Lionti
     Paul M. Lionti, Chief Executive Officer

By: /s/ Paul M. Lionti
    Paul M. Lionti, Chief Financial
    and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following person on behalf of the registrant in the capacity on this 8th day of
September, 1997.
/s/ Paul M. Lionti
Paul M. Lionti, Director