Form 10QSB
period 1997-06-30
CNH HOLDINGS CO
filed 1997-09-11
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number:   0-17304

                      CNH Holdings Company
 (Exact name of small business issuer as specified in its charter)

            Nevada                              11-2867201
(State or other jurisdiction of               (I.R.S. employer
incorporation or organiziation)             identification number)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 5, 1997, there were approximately 400,000 shares outstanding.

                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CNH HOLDINGS COMPANY
                         BALANCE SHEETS

                                 June 30, 1997   March 31, 1997
                                  (unaudited)
           ASSETS

Assets                           $    ----       $      ----

          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                      $    ----       $      ----

Stockholders' Equity
   Preferred stock, $.01 par value,
      1,000,000 shares authorized,
      No shares issued and
      outstanding                    ----               ----

Common stock, $.001 par value,
   10,000,000 shares authorized,
   400,000 shares issued and
    outstanding                       400                400

Additional paid-in capital      4,712,584          4,712,584
Accumulated deficit            (4,712,984)        (4,712,984)

  Total stockholders' equity        -----              -----

                                 $  -----           $  -----


See accompanying notes to financial statements


                       CNH HOLDINGS COMPANY
                     STATEMENT OF OPERATIONS

                                 Three months ended June 30,
                                 1997                  1996

Income (loss) from
   discontinued operations       $ -----              $ -----
(Loss) on termination of
   operations                    $ -----              $ (381)

Net income (loss)                $ -----              $ (381)

Per share data
      Net income (loss)          $ -----              $   (1)

Weighted average shares
  outstanding                    400,000              273,076
(1) Less than $.001 per shares

See accompanying notes to financial statements



                       CNH HOLDINGS COMPANY
                     STATEMENT OF CASH FLOWS

                                 Three months ended June 30,
                                  1997                  1996

Cash flows from operating
 activities:
    Net gain (loss)               $ -----              $ (381)

Adjustments to reconcile
  net gain (loss) to net
  cash provided by operating
  activities
      Increase (decrease) in
      common stock equity           -----                 381

Net cash used in operations       $ -----              $ -----

Net increase (decrease) in cash
 equivalents                      $ -----              $ -----


See accompanying notes to financial statements

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

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the period covered by this report.


                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,thereunto duly authorized this 8th day of September, 1997.

CNH Holdings Company
(Registrant)

By:     /s/ Paul M.  Lionti
        Paul M.  Lionti, President and Chief Executive Officer



By:     /s/ Paul M.  Lionti
         Paul M.  Lionti, Chief Financial and Accounting Officer
         and Treasurer