Form 10QSB
period 1997-09-30
CNH HOLDINGS CO
filed 1997-10-14
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number:  0-17304


                     CNH Holdings Company
(Exact name of small business issuer as specified in its charter)

         Nevada                                 11-2867201
State or other jurisdiction of               (I.R.S. employer
incorporation or organization)             identification number)

   1999 Broadway, Ste. 3235, Denver, CO           80202
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code: (303) 292-2992

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 13, 1997, there were approximately 400,000 shares outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CNH HOLDINGS COMPANY
                          BALANCE SHEETS


                     September 30, 1997       March 31, 1997
                         (unaudited)
ASSETS

Assets                    $    ---             $      ---

LIABILITIES AND
    STOCKHOLDERS' EQUITY

Liabilities               $    ---             $      ---

Stockholders' Equity
   Preferred stock,
   $.001 par value,
   1,000,000 shares
   authorized, no shares
   issued and outstanding

Common stock, $.0005 par
   value, 1,000,000 shares
   authorized, 400,000
   shares issued and
  outstanding                     400                   400
Additional paid-in capital  4,712,584              4,712,584
Accumulated deficit        (4,712,984)            (4,712,984)

Total stockholders' equity $      ---              $     ---


The Company discontinued operations effective December 31, 1990


                      CNH HOLDINGS COMPANY
                     STATEMENTS OF OPERATIONS

                     Six months ended    Three months ended
                       September 30,        September 30,
                      1997       1996     1997         1996

Income (Loss) from
 discontinued
  operations        $  ---        ---      ---          ---

Income (Loss) on
 termination of
  operations        $  ---       (381)     ---         (381)


Net loss            $  ---       (381)     ---         (381)

Net income (loss)
    per common
      share         $  ---         (1)     ---           (1)

Weighted average shares
     outstanding        400,000   400,000   400,000   400,000


(1) Less than $.001 per share


The Company discontinued operations December 31, 1990


                      FAMOUS SAM'S GROUP, INC.
                   (a development stage company)

                      STATEMENTS OF CASH FLOWS

                            Six Months Ended September 30
                                   (Unaudited)
                                    1997        1996

Cash Flows Provided (Used) by
Operating activities:
Net Gain (Loss)                    $ ---     $   (381)
Increase in stated capital           ---          381
Net cash flows provided (used) by
  operating activities             $ ---     $    ---

Cash Flows Provided by Investing
       Activities:                 $ ---     $    ---

Cash Flows Provided by Financing
       Activities:                 $ ---     $    ---

Increase (Decrease) in cash:       $ ---     $    ---

Cash at beginning of the period:   $ ---     $    ---

Cash at end of period:             $ ---     $    ---


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



                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of October, 1997.




CNH Holdings Company
(Registrant)



By:  /s/ Paul M. Lionti
     Paul M. Lionti, President and Chief Executive Officer


By:  /s/ Paul M. Lionti
     Paul M. Lionti, Chief Financial and Accounting Officer and
     Treasurer