Form 10QSB
period 1997-12-31
CNH HOLDINGS CO
filed 1998-04-27
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:   0-17304

                              CNH Holdings Company
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Nevada                                             11-2867201
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                            identification number)

1999 Broadway, Ste. 3235, Denver, Colorado                        85718
(Address of principal executive offices)                       (Zip Code)


Issuer's telephone number, including area code:  (303) 292-2992

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 23, 1997, there were approximately 3,650,000 shares outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CNH HOLDINGS COMPANY

                                 BALANCE SHEETS


               December 31, 1997      March 31, 1997
                 (unaudited)

ASSETS

Assets                                             $      --        $      --


LIABILITIES AND STOCKHOLDERS
   EQUITY

Liabilities                                        $      --        $      --

Stockholders' Equity
   Preferred stock, $.001 par value,
   1,000,000 shares authorized, no
   shares issued and outstanding

Common stock, $.001 par value,
   10,000,000 shares authorized, 3,625,000
   shares issued and outstanding                       362,500          229,531
   on December 31, 1997, and 400,000 issued and outstanding on March 31, 1997

Additional paid-in capital 4,482,953                 4,482,953
Accumulated deficit                                 (4,845,453)      (4,712,484)

       Total stockholders' equity                         --               --

                                                   $      --        $      --




The Company discontinued operations effective December 31, 1990

                               CNH HOLDING COMPANY

                             STATEMENT OF OPERATIONS

                                Six months ended      Three months ended
                                  December 31,            December 31,
                                1997        1996       1997        1996
                                ----        ----       ----        ----

(Loss) from
discontinued operations      $    --          --          --         --

    Net loss                 $(132,969)       --          --         --

Net income (loss)
  per common share           $    (.16)       --          --         --

Weighted average shares
  outstanding                  834,134     400,000   1,229,156    400,000





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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

On December 9, 1997, the Company entered into a reorganization Agreement (the Reorganization Agreement) with GNC Corporation, a Nevada corporation (GNC) and the sole shareholder of GNC, that being DRC, Inc., a Nevada corporation (DRC), pursuant to which the Company agreed to acquire all of the outstanding proprietary interest of GNC in a share-for-share exchange which subsequently resulted in GNC becoming a wholly-owned subsidiary of the Company and DRC acquiring control of the Company through its share ownership. The acquisition closed subsequent to the period covered by this report. DRC now owns 2,500,000 shares of the common shares of the Company.

GNC owns and operates a restaurant and bar in Las Vegas, Nevada, known as Tune Town, which also has approximately fifteen slot machines.

The Company has had no revenues, operating or otherwise, since 1991. Correspondingly, all expenses during these periods were administrative in nature and immaterial in amount. Thus, no meaningful comparison can be made between these fiscal years.

Liquidity and Capital Resources

The Company has had no liquidity sources since fiscal 1990 and had none during the period covered by this report. A capital infusion provided for the payment of all administrative expenses incurred through the period covered by this report.

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

Item 6.  Exhibits and Reports on Form 8-K

A Form 8-K were filed by the Company during the period covered by this report which reported the acquisition of GNC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of March, 1998.

CNH Holdings Company
(Registrant)

By:  /s/ Paul M. Lionti
   ----------------------------------------
     Paul M. Lionti, President
     and Chief Executive Officer



By:  /s/ Paul M. Lionti
   ----------------------------------------
     Paul M. Lionti, Chief Financial
     and Accounting Officer and Treasurer