Form 10KSB
period 1998-03-31
CNH HOLDINGS CO
filed 1998-07-15
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: March 31, 1998

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

                   1420 N. Longview Street, Kilgore, TX 75662
               (Address of principal executive offices) (Zip Code)

Registrant's  telephone number,  including area code: (903) 984-6425

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

The common stock of registrant is listed and traded on the "Bulletin Board" maintained by the National Association of Securities Dealers, Inc. The quoted inside bid and asked prices for the common stock on July 6, 1998, were $1.18 and $1.56, respectively. There were 6,950,000 common shares outstanding on that date, of which 950,000 shares were held by non-affiliates. The aggregate market value for the common stock on that date was, therefore, $1,301,500.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of July 6, 1998, there were 6,950,000 common shares outstanding.

Registrant has had no revenues since the fiscal year ended March 31, 1990.

Documents Incorporated by Reference: List hereunder the documents, if any, incorporated by reference and the part of this Form 10-KSB into which the document is incorporated: None.

Item 1. Description of Business:

CNH Holdings Company, a Nevada corporation (the "Company"), was incorporated on April 15, 1987, under the name of I.S.B.C. Corp. On January 28, 1988, the Company completed an initial public offering of units consisting of one share of the common stock of the Company ("Common Stock") and one Class A Warrant, all of the latter of which have either expired or been exercised. On June 27, 1988, the Company acquired all of the outstanding shares of Coral Group, Inc., a privately-held Colorado corporation ("Coral Group"), formed in 1984 and then principally engaged in the development and marketing of computer software programs. During fiscal 1990, the Company formed two additional subsidiaries, Coral Telesystems, Inc ("CTI"), and Coral Pacific, Inc. ("Pacific"), both of which were Colorado corporations. Through the fiscal year ended March 31, 1991, the business of the Company was conducted solely through Coral Group, CTI and Pacific.

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

On April 12, 1996, the Company held a special meeting of its board of directors (the "Board of Directors"). The purpose of the meeting was to (i) discuss and take action on all corporate matters which had taken place since the date of the last meeting of the board, including the filing of all delinquent reports by the Company with the U.S. Securities and Exchange Commission (the "Commission"),
(ii) ratify the appointment of independent Certified Public Accountants to audit the books and records of the Company since 1990, (iii) discuss the financial condition of the Company and implement an appropriate course of action and (iv) discuss all other matters then pending before the Company. At the meeting, the Board of Directors adopted a new plan of business for the Company, that being to begin a search for a new business opportunity. In order to implement this new plan of business, however, the Board of Directors had to implement a number of curative measures, including the engagement of an attorney to assist in general corporate matters and the filing of all delinquent reports with the Commission, and the engagement of a new auditor to audit the books and records of the Company since the fiscal year ended March 31, 1990, in order to prepare and file all necessary federal and state income tax forms and compile the financial information necessary for the filing of all quarterly reports by the Company with the Commission. The foregoing resulted in the incurrence by the Company of obligations of $381 for services performed during the first quarter of fiscal 1997, which were satisfied through the issuance of Common Stock on May 3, 1996, to the sole executive officer of and attorney for the Company. The Company is now current in its reports with the Commission, all tax filings have been made with the appropriate federal and state agencies and all information concerning the foregoing has been disseminated to the public.

On December 9, 1997, the Company entered into a reorganization Agreement (the "DRC Reorganization Agreement") with GNC Corporation, a Nevada corporation ("GNC") and the sole shareholder of GNC, that being DRC, Inc., a Nevada corporation ("DRC"), pursuant to which the Company agreed to acquire all of the outstanding proprietary interest of GNC in a share-for-share exchange which subsequently resulted in GNC becoming a wholly-owned subsidiary of the Company and DRC acquiring control of the Company through its share ownership. The acquisition was rescinded due to the failure by GNC and DRC to deliver the required financial statements.

On June 15, 1998, the Company entered into a reorganization agreement (the "Southport Reorganization Agreement") with Southport Environmental and Development, Inc., a Nevada corporation ("Southport Environmental"), and the shareholders of Southport Environmental pursuant to which the Company acquired all of the outstanding proprietary interest of Southport Environmental in a share for share exchange which resulted in Southport Environmental becoming a wholly owned subsidiary of the Company and the shareholders of Southport Environmental acquiring control of the Company through their share ownership. The Company issued 6,000,000 common shares and 200,000 shares of the Class A:
10% Dividend Bearing Preferred Stock of the Company. Pursuant to the Reorganization Agreement, the existing director, Mr. Paul M. Lionti, resigned and the Company appointed Messrs. Larry V. Tate, Gerald Pybas, H. Paul Estey, E. Robert Barbee and Terry McFarland as directors. Mr. Tate was then appointed CEO, Mr. Pybas President, and Ms. Helen Wallace Treasurer.

Southport Environmental owns and/or operates working and other interests in oil and gas properties in east Texas and also has a 1/3rd interest in NSG, a joint venture involved in the remediation of normally occurring radioactive materials along the gulf coast of Texas and Louisiana.

Item 2. Description of Property:

The Company, during the period covered by this report, owned no real or personal property, tangible or intangible. On the date of this report, the Company owned all of the shares of Southport Environmental, all of which were acquired on June 15, 1998. Conversely, during the period covered by this report, the Company had no liabilities. The executive offices of the Company are now located at 1420 N. Longview Street, Kilgore, Texas 75662. The telephone number at this address is
(903) 984-6425.

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

Item 5. Market for Common  Equity and Related  Shareholder  Matters:

The common stock is listed on the Bulletin Board maintained by the NASD. This listing was only recently obtained and an active trading market for the common stock was only recently established. On July 6, 1998, there were five market makers in the common stock, and the closing inside bid and asked prices were $1.18 and $1.56, respectively.

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

Liquidity and Capital Resources: The Company has had no liquidity sources since fiscal 1990, other than proceeds which resulted from the exercise of options granted in the final quarter of calendar 1997. All administrative matters were, up to and including the period covered by this report, provided for by the executive officer of and attorney for the Company in exchange for those shares issued to them on May 3, 1996. In regards of the acquisition of Southport Environmental, the Company incurred substantial obligations, all of which were satisfied through the exercise of those options granted in the final quarter of calendar 1997.

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

Item 7.  Financial Statements:


Halliburton, Hunter & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
CNH Holdings Company



We have audited the balance sheets of CNH Holdings Company as of March 31, 1998, and 1997, and the related statements of income (loss) and of stockholders' equity for the three years ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNH Holdings Company as of March 31, 1998, and 1996, and the results of its operations and shareholders' equity for the three years ended March 31, 1998, in conformity with generally accepted accounting principles.

The Company discontinued operations on March 31, 1991, and did not resume operations until after March 31, 1998. Statements of cash flows have been omitted for that reason.




Littleton, Colorado
July 6, 1998

                              CNH HOLDINGS COMPANY

                                  BALANCE SHEET

                                                              March 31,
                                                        1997           1998

   ASSETS

Current Assets:
         Subscriptions receivable                    $      --      $   100,000
         Total current assets                               --          100,000


   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                          $      --      $      --
Stockholders' Equity:
   Preferred Stock, $.01 par value, 1,000,000
      shares authorized, no shares issued
      and outstanding                                       --             --

   Common Stock, $.001 par value, 10,000,000
     shares authorized, 950,000 shares issued and            400            950
     outstanding on March 31, 1998, and 400,000
     issued and outstanding on March 31, 1997
   Additional paid-in capital                          4,712,584      4,941,034
   Accumulated deficit                                (4,712,984)    (4,841,984)
                                                     -----------    -----------

                   Total Stockholders' Equity        $      --      $   100,000
                                                     -----------    -----------



See accompanying notes to financial statements.

                              CNH HOLDINGS COMPANY
                             STATEMENT OF OPERATIONS

                                                    Year ended March 31,

                                               1998         1997         1996
                                               ----         ----         ----

Revenues                                    $    --      $    --      $    --
Operational Expenses                          129,000         --           --
Income (loss) from discontinued operations       --           --           --
(Loss) on termination of operations              --           (381)        --
                                            ---------    ---------    ---------

   Net income (loss)                        $(129,000)   $    (381)   $    --
                                            =========    =========    =========

Per share data

     Net income (loss)                      $  (.2867)   $      (1)   $    --
                                            =========    =========    =========

Weighted average shares outstanding           400,000*     365,380*      19,228*
                                            =========    =========    =========




* Shares have been adjusted to reflect a reverse stock split effectuated on May 30, 1996.

(1)  Loss is less than $.01 per share




See accompanying notes to financial statements.




                                               CNH HOLDINGS COMPANY

                                         STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                              Total
                                             Common                Stock              Accumulated            Equity
                                             Shares                Amount               Deficit             (Deficit)
                                             ------                ------               -------             ---------

Balance at March 31, 1995,                  19,061,245          $  4,712,603         $ (4,712,603)                 --
   and March 31, 1996

Issuance of common shares for              380,938,755                   381                 --                     381
   services on May 3, 1996

Reverse 1:1000 common share               (399,600,000)                 --                   --                    --
  split on May 30, 1996

Net loss for the year ended
  March 31, 1997                                  --                    --                   (381)                 (381)
                                          ------------          ------------         ------------          ------------

Balance at March 31, 1997                      400,000          $  4,712,984         $ (4,712,984)                 --
                                          ============          ============         ============          ============

Issuance of common shares for
 services in December, 1997                    100,000                 4,000                 --                    --

Issuance of common shares for
 services in December, 1997                    450,000               225,000                 --                    --

Net loss for the year ended
 March 31, 1998                                   --                    --               (129,000)             (129,000)
                                          ------------          ------------         ------------          ------------

Balance at March 31, 1998                      950,000             4,941,984           (4,841,984)              100,000
                                          ------------          ------------         ------------          ------------




See accompanying notes to financial statements.

                                                        7

                              CNH HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1998, 1997, and 1996
1.  Organization

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

On May 30, 1996, the Company effected a reverse one-for-one thousand capital share split. Concurrently, the authorized number of common shares was increased to 10,000,000, $.001 par value per share and 1,000,000 preferred shares, $.01 par value. After the split, there were 400,000 common shares outstanding, which included shares of the $.001 par value common issued to individuals in exchange for services rendered during the first quarter of fiscal 1997.

Subsequent to the fiscal year end, on June 15, 1998, the Company acquired Southport Environmental in a share for share exchange which resulted in the Company issuing 6,000,000 common shares and 200,000 preferred shares. Concurrent with the acquisition, there was a change in control and the management of the Company.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

This item is not applicable to the period covered by this report.

                                    PART III

Item 9.  Directors and Executive  Officers of the Company:

The following table sets forth all current directors and executive officers of the Company, as well as their ages:

      NAME                  AGE         POSITION WITH COMPANY *

Larry V. Tate               63          Chairman of the Board of Directors and
                                         Chief Executive Officer

Gerald W. Pybas             51          Director and President

Helen Wallace               42          Chief Financial and Accounting Officer,
                                         Treasurer

H. Paul Estey               64          Director

E. Robert Barbee            57          Director

Terry L. McFarland          39          Director

* No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

The executive officers hold office until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting and hold office until their death or until they earlier resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment of executive officers, all of whom serve on an "at will" basis.

The Board of Directors currently consists of five members, Messrs. Larry V. Tate, Gerald W. Pybas, H. Paul Estey, E. Robert Barbee and Terry McFarland. The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The board will meet periodically throughout the year as necessity dictates. Since March 31, 1990, the board has had one meeting, which occurred during fiscal 1997.

Executive Profiles: Mr. Larry V. Tate has been Chief Executive Officer and Chairman of the Board of Directors since June 15, 1998. Prior to that date and currently, he served and continues to serve in similar capacities for the entities acquired by the Company. In these capacities, Mr. Tate has been primarily responsible for the strategic direction and day-to-day operations of these corporations. Mr. Tate has been actively involved in the oil and gas industry for most of his adult life. Mr. Gerald W. Pybas has been President and a director of the Company since June 15, 1998. Prior to that date and currently, he served and continues to serve in similar capacities for the entities acquired by the Company. In these capacities, Mr. Pybas has been primarily responsible for field operations. He received a Bachelor of Science Degree in 1961 and a Masters in Geology in 1962 from the University of Oklahoma, and has been a member of the American Association of Petroleum Geologists since 1969. Helen Wallace has been Chief Financial and Accounting Officer since June 15, 1998. Prior to that date and currently, she served and continues to serve in similar capacities for the entities acquired by the Company. Ms. Wallace, from 1990 to 1997, worked for an independent oil and gase lease operator, serving as the production clerk responsible for all regulatory filings and office to field coordination. Mr. H. Paul Estey has been a director of the Company since June 15, 1998. He is currently the Chief Executive Officer and Corporate Radiation Safety Officer and a director of NORM Services Group, L.L.C., having held these positions since formation in November, 1996. Prior to this, Mr. Estey provided services to the NORM industry, including surveying, radiation safety/protection and regulatory compliance, license applications, project supervision, expert testimony and treatment/disposal evaluations. Mr. E. Robert Barbee has been a director of the Company since June 15, 1998. He is self-employed in the oil field supply business in Kilgore, Texas. Mr. Barbee attended Kilgore College in Kilgore from 1959 until 1961 and Stephen F. Austin State University from 1968 until receiving a Bachelors in Business Administration in 1970. Mr. Terry L.
McFarland has been a director of the Company since June 15, 1998. He is self-employed as an independent oil producer and cattle rancher in Kilgore, Texas.

Item 10. Executive Compensation: No compensation has been paid since the fiscal year ended March 31, 1990, to the Board of Directors or executive officers of the Company in their capacities as such, other than the issuance, effective May 3, 1996, of those common shares to a former director in exchange for services rendered during fiscal 1997, as discussed above under Items 1 and 6.

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

                   Name and Address
Title of Class     of Beneficial Owner   Number of Shares   Percent of Class (1)
--------------     -------------------   ----------------   --------------------

Common Stock       Larry V. Tate             2,787,500          40.10% (2)
                   P.O. Box 464
                   Kilgore, TX 75663

Common Stock       Gerald W. Pybas           2,312,500          33.27% (3)
                   P.O. Box 464
                   Kilgore, TX 75663

Common Stock       E. Robert Barbee            225,000           3.24% (4)
                   P.O. Box 464
                   Kilgore, TX 75663

Directors and Executive                      5,325,000          76.61%
  Officers as a Group
  (one in number):

--------------------------------------------------------------------------------

(1) Based on 6,950,000 shares of common stock issued and outstanding on July 6, 1998.

(2) Does not include 109,100 shares of Series A Preferred Stock, none of which is convertible into common stock. (3) Does not include 74,900 shares of Series A Preferred Stock, none of which is convertible into common stock.
     (4) Does not include 4,000 shares of Series A Preferred Stock, none of which is convertible into common stock.

--------------------------------------------------------------------------------


Item 12. Certain Transactions:

This item is not applicable to the period covered by this report.

Item 13. Exhibits and Reports on Form 8-K:

(a) Exhibits: None

All required exhibits were previously filed with the Registration Statements on Form S-18 (No. 33-17008-NY) and Form S-1 (No. 33-29899) and with the Form 10-KSB for the fiscal year ended March 31, 1996.

(b) Forms 8-K: See Attached.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kilgore, State of Texas on this 14th day of July, 1998.

CNH HOLDINGS COMPANY
(Registrant)


By:      /s/ Larry V. Tate
   --------------------------------
   Larry V. Tate, Chief Executive Officer


By:      /s/ Helen Wallace
   --------------------------------
   Helen Wallace, Chief Financial
   and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity on this 14th day of July, 1998.


/s/ Larry V. Tate              /s/ Gerald Pybas            /s/ E. Robert Barbee
-----------------------        -------------------------   --------------------
Larry V. Tate, Director        Gerald Pybas, Director      E. Robert Barbee


/s/ H. Paul Estey              /s/ Terry McFarland
-----------------------        -------------------------
H. Paul Estey, Director        Terry McFarland, Director