Form 10QSB
period 1998-06-30
CNH HOLDINGS CO
filed 1998-11-23
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] UARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:   0-17304



                              CNH Holdings Company
        (Exact name of small business issuer as specified in its charter)

             Nevada                                             11-2867201
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)

                     P.O. Box 832, Kilgore, Texas         75663
               (Address of principal executive offices) (Zip Code)



Issuer's telephone number, including area code:  (903) 984-6425

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 11, 1998, there were approximately 7,194,210 shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                              CNH HOLDINGS COMPANY
                                 AND SUBSIDIARY




                                                               1998
                                                               ----
                                                       June 30       March 31
                                                       -------       --------
                                     ASSETS


Current Assets:
      Stock subscriptions receivable                 $   100,000        100,000
                                                     -----------    -----------

Investments:
      Oil and gas properties                             144,146           --
      The NORM Services Group, Inc.                       40,580           --
                                                     -----------    -----------
           Total investments                             184,666           --
                                                     -----------    -----------

Organization costs                                         1,000           --
                                                     -----------    -----------

           Total assets                              $   285,666        100,000
                                                     ===========    ===========


                              STOCKHOLDERS' EQUITY

Preferred Stock, Class A 10% dividend
      bearing. Authorized 1,000,000 shares, $.01
      par value, issued 200,000 shares               $     2,000           --

Common Stock, $.001 par value, 10,000,000
        shares authorized, 6,950,000 shares
        issued at June 30, 1998 and 950,000
        shares issued at March 31, 1998                    6,950            950

Additional paid-in capital                             5,118,700      4,941,034

Accumulated deficit                                   (4,841,984)    (4,841,984)
                                                     -----------    -----------

           Total  Stockholders' Equity               $   285,666    $   100,000
                                                     ===========    ===========


                                                     CNH HOLDINGS COMPANY
                                                       AND SUBSIDIARIES

                                                PRO-FORMA STATEMENT OF EARNINGS
                                                Three Months Ended June 30, 1998



                                                         CNH       Southport    The NORM        NSG     Elimination    Combined
                                                       Holding   Environmental  Services      Rentals                  Pro-Forma
                                                      Company 1   &  Develop-  Group, Inc.
                                                                  ment, Inc 1
                                                      --------------------------------------------------------------------------

Revenues                                               $  --          --         500,242       51,898     (47,342)2     504,798

Costs and expenses
      Direct costs                                        --          --         382,616       15,137     (47,342)2     350,411
      Depreciation and amortization                       --          --           5,164        3,941          --         9,105
      Selling, administration and general expense         --          --          91,420       11,018          --       102,438
                                                       -------    --------      --------     --------     ---------    --------
                                                          --          --         479,200       30,096       (47,342)    461,954
                                                       -------    --------      --------     --------     ---------    --------
         Operating Profit                                             --          21,042       21,802          --        42,844

Other income (expense)
      Interest expense                                    --          --         (14,909)      (1,613)         --       (16,522)
                                                       -------    --------      --------     --------     ---------    --------

         Net earnings                                  $  --          --           6,133       20,189          --        26,322
                                                       =======    ========      ========     ========     =========    ========






1    The entity had no operations during the three months ended June 30, 1998

2    To eliminate intercompany revenues




                                                      CNH HOLDINGS COMPANY
                                                        AND SUBSIDIARIES

                                                     PRO-FORMA BALANCE SHEET
                                                          July 18, 1998

                                                              Assets
                                                              ------


                                                              CNH      Southport    The NORM       NSG      Elimination    Combined
                                                            Holding  Environmental  Services     Rentals                  Pro-Forma
                                                           Company 1  & Develop-   Group, Inc.
                                                                      ment, Inc 1
                                                           -------------------------------------------------------------------------
Current assets:
      Cash                                                 $    --     $    --     $  66,054    $   8,691         --      $  74,745
      Accounts receivable                                    100,000        --       258,074       35,486         --        393,560
                                                           ---------   ---------   ---------    ---------    ---------    ---------
         Total current assets                                100,000        --       324,128       44,177         --        468,305
                                                           ---------   ---------   ---------    ---------    ---------    ---------

Investments:
      Southport Environmental & Development, Inc.            145,146        --          --           --       (145,146)        --
      The NORM Services Group, Inc.                          151,106        --          --           --       (151,106)        --
      NSG Rentals                                               --          --        29,546         --        (29,546)        --
      Oil and gas properties                                    --       144,146        --           --           --        144,146
                                                           ---------   ---------   ---------    ---------    ---------    ---------
         Total investments                                   296,252     144,146      29,546         --       (329,798)     144,146
                                                           ---------   ---------   ---------    ---------    ---------    ---------

Equipment, at cost:                                             --          --       142,366      152,340         --        294,706
      Less accumulated depreciation                             --          --        (8,461)      (4,429)        --        (12,890)
                                                           ---------   ---------   ---------    ---------    ---------    ---------
                                                                --          --       133,905      147,911         --        281,816
                                                           ---------   ---------   ---------    ---------    ---------    ---------

Other assets:
      Organization costs, net                                   --         1,000         767         --           --          1,767
                                                           ---------   ---------   ---------    ---------    ---------    ---------

                                                           $ 396,252     145,146     488,346      192,088     (325,798)     896,034
                                                           =========   =========   =========    =========    =========    =========







                                               CNH HOLDINGS COMPANY
                                                 AND SUBSIDIARIES

                                              PRO-FORMA BALANCE SHEET
                                                   July 18, 1998

                                       Liabilities and Stockholders' Equity


                                                   CNH         Southport     The NORM        NSG        Elimination      Combined
                                                 Holding     Environmental   Services      Rentals                      Pro-Forma
                                                 Company      &  Develop-   Group, Inc.
                                                               ment, Inc.
                                               ------------------------------------------------------------------------------------
Current liabilities and stockholders' equity:
      Notes payable                            $      --      $      --     $    70,000   $     5,000           --      $    75,000
      Accounts payable, trade                         --             --         263,549         1,021           --          264,570
      Accrued liabilities                             --             --           3,691         6,354           --           10,045
                                               -----------    -----------   -----------   -----------    -----------    -----------
         Total current liabilities                    --             --         337,240        12,375           --          349,615
                                               -----------    -----------   -----------   -----------    -----------    -----------

Long term debt
      Notes payable, banks                            --             --            --         150,167           --          150,167
                                               -----------    -----------   -----------   -----------    -----------    -----------

Stockholders' equity
      Preferred stock                                2,000           --            --            --          (71,406)         2,000
      Common stocks                                  7,094        145,146        71,406          --         (145,146)         7,094
      Additional paid-in capital                 5,229,142           --            --            --             --        5,229,142
      Retained earnings (deficit)               (4,841,984)          --          79,700        29,546        (29,546)    (4,841,984)
                                               -----------    -----------   -----------   -----------    -----------    -----------
                                                   396,252       145,146       151,106         29,546       (325,798)
                                               -----------   -----------   -----------    -----------    -----------

                                                   396,252        145,146       488,346       192,088       (325,798)       896,034
                                               ===========    ===========   ===========   ===========    ===========    ===========






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

Note 4. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 5. Income taxes have not been provided for in that registrant has not had a tax liability from inception to the date of these notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: The Company had no revenues, operating or otherwise, from 1991 through the period covered by this report. Correspondingly, all expenses during these periods were administrative in nature and immaterial in amount. Further, the acquisition by the Company of Southport Environmental, Inc. (SEDI), and 1/3rd of the outstanding interest of NORM Services Group, LLC, (subsequently exchanged for 1/3rd of NORM Services Group, Inc., in a tax-free roll-up of the LLC into a corporation) did not occur until June 15, 1998, and the acquisition by the Company of the remaining 2/3rds interest in NORM Services Group, Inc., did not occur until August 7, 1998, substantially after the period covered by this report. SEDI and NORM did not have significant operations during the corresponding period of the previous fiscal year ended March 31, 1998. Thus, no meaningful comparison can be made between the fiscal period covered by this report and the corresponding period of the previous fiscal year.

Liquidity and Capital Resources: The Company had no liquidity sources from fiscal 1990 through the calendar year ended 1997, however, a stock subscription by a consultant provided a source of liquidity during the first three months of fiscal 1999. All administrative matters through June 15, 1998, were provided for by the executive officer of and attorney for the Company in exchange for those shares issued to them on May 3, 1996.

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

Item 6.  Exhibits and Reports on Form 8-K

A report on Form 8-KSB was filed by the Company at the end of the period covered by this report regarding an acquisition which occurred on June 15, 1998. The final amendment relating to the report on Form 8-KSB is being filed as an exhibit to this report.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of November, 1998.

CNH Holdings Company (Registrant)


By: /s/ Larry V. Tate
   --------------------------------------
   Larry V. Tate, Chief Executive Officer

By: /s/ Helen Wallace
   --------------------------------------
   Helen Wallace, Chief Financial
   and Accounting Officer
   and Treasurer
                                  * * * * * * *

                                    EXHIBITS

Exhibit No. 1: Form 8-KSB/A dated November 16, 1998.