Form 10QSB
period 1998-09-30
CNH HOLDINGS CO
filed 1998-12-18
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:   September 30, 1998

          OR

[  ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from______________ to_______________.

                        Commission file number: 0-17304

                              CNH Holdings Company
                              --------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                             11-2867201
             ------                                             ----------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)

                       P.O. Box 832, Kilgore, Texas 75663
                       ----------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 17, 1998, there were approximately 7,194,210 shares outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                    September 30,    March 31,
                                                        1998           1998
                                                        ----           ----
                                                     (Unaudited)     (Audited)
                                     ASSETS

Current Assets
   Cash on deposit                                   $    51,048    $         0
   Accounts receivable-trade                              59,978              0
   Stock subscriptions receivable                         28,083        100,000
   Employee advances                                      45,550              0
   Note receivable                                        34,500              0
     Total Current Assets                            $   219,159    $   100,000

Property, Plant and Equipment
   Land                                              $    70,000    $         0
   Oil and gas leasehold costs                           144,146              0
   Other equipment                                       263,490              0
                                                     $   477,636    $         0
   Less accumulated depreciation and depletion            20,383              0

Net Property, Plant and Equipment                    $   457,253    $         0

Other Assets
   Organizational costs, net of accumulated
    amortization in the amount of $283               $     1,717    $         0
   Utility deposits                                        3,350              0

     Total Other Assets                              $     5,067    $         0

     TOTAL ASSETS                                    $   681,479    $   100,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                  $   172,808    $         0
   Accrued expenses                                        8,775              0
   Note payable-shareholder                               10,000              0
   Current portion long term debt                          6,609              0

     Total Current Liabilities                       $   198,192              0

Long Term Debt
   Mortgage note payable                             $    70,000    $         0
   Other notes payable                                   145,404              0

     Total Long Term Debt                            $   215,404    $         0

       TOTAL LIABILITIES                             $   413,596    $         0

STOCKHOLDERS' EQUITY
  10% Class A preferred stock;
      Authorized 1,000,000
      shares, $.01 par value,
      200,000 shares issued
      and outstanding at
      September 30                                   $     2,000    $         0
  Common stock, 10,000,000
      shares $.001 par value
      authorized; issued and
      outstanding 7,194,210 at
      September 30 and 950,000
      at March 31                                          7,194            950
  Additional paid in capital                           5,228,945      4,941,034
  Retained earnings (deficit)                         (4,970,256)    (4,841,984)

     TOTAL STOCKHOLDERS' EQUITY                      $   267,883    $   100,000

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $   681,479    $   100,000

                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1998

                                                        THREE            SIX
                                                        MONTHS          MONTHS
                                                        ------          ------
REVENUES

   Oil and gas revenues                               $  21,848       $  21,848
   Overhead income                                        7,801           7,801
   Service income                                       217,565         217,565
   Equipment rental income                                3,986           3,986
   Other                                                 11,265          11,265

     Total revenues                                   $ 262,465       $ 262,465

COSTS AND EXPENSES

   Direct costs                                       $ 242,353       $ 242,353
   Depreciation and amortization                         10,447          10,447
   Selling, general and administrative                  118,698         118,698

     Total costs and expenses                         $ 371,498       $ 371,498

     Net income (loss) from operations                $(109,033)      $(109,033)

OTHER INCOME (EXPENSES)

   Interest income                                    $     167       $     167
   Interest expense                                     (19,406)        (19,406)

     Total other income (expenses)                    $ (19,239)      $ (19,239)

     Net income (loss)                                $(128,272)      $(128,272)

                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1998

                                                           THREE         SIX
                                                           MONTHS       MONTHS
                                                           ------       ------
OPERATING ACTIVITIES

Net income (loss)                                        $(128,272)   $(128,272)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                       10,446       10,446
        Decrease in stock subscriptions receivable          71,917       71,917
        Increase in accounts receivable-trade              (59,978)     (59,978)
        Increase in employee advances                      (45,550)     (45,550)
        Increase in note receivable                        (34,500)      34,500)
        Increase in accounts payable                       172,808      172,808
        Increase in accrued expenses                         8,775        8,775
        Increase in current portion long term debt           6,609            0
        Increase in note payable shareholder                10,000       10,000

NET CASH PROVIDED BY OPERATING ACTIVITIES                $  12,255    $   5,646

INVESTING ACTIVITIES

  Purchase of oil and gas properties                     $       0    $(144,146)
  Purchased of land                                        (70,000)     (70,000)
  Purchase of other equipment                              (38,783)     (38,783)
  Increase in organizational costs                            (767)      (1,767)
  Increase in utility deposits                              (3,350)      (3,350)
  Purchase of net book value of other equipment
      due to acquisition                                  (214,720)    (214,720)
  Increase in investment in NORM Services Group, LLC       (40,520)
  Decrease in investment in NORM Services Group, LLC        40,520       40,520

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES         $(287,100)   $(472,766)

FINANCING ACTIVITIES

  Proceeds from mortgage note payable                    $  70,000    $  70,000
  Proceeds from other long term borrowings                 163,733      163,733
  Repayment of long term debt                              (18,329)     (11,720)
  Proceeds from sale of preferred stock                      2,000
  Proceeds from sale of common stock                       110,489      294,155

NET CASH PROVIDED BY FINANCING ACTIVITIES                $ 325,893    $ 518,168

INCREASE IN CASH                                         $  51,048    $  51,048

Cash at beginning of period                                      0            0

CASH AT END OF PERIOD                                    $  51,048    $  51,048


                                          CNH HOLDINGS COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998

                                                                                    ADDITIONAL      RETAINED
                                                    PREFERRED         COMMON         PAID IN        EARNINGS
                                                      STOCK           STOCK          CAPITAL        (DEFICIT)        TOTAL
                                                      -----           -----          -------        ---------        -----

Balance as of March 31, 1998                       $         0     $       950     $ 4,941,034    $(4,841,984)    $   100,000

Issuance of 200,000 shares of
  10% Class A preferred stock and
  6,000,000 shares of common stock for
  the acquisition of Southport Environmental
  and Development, Inc. and a one-third
  interest in NORM Services Group, LLC                   2,000           6,000         177,666                        185,666

Balance as of June 30, 1998                        $     2,000     $     6,950     $ 5,118,700    $(4,841,984)    $   285,666

Issuance of 244,210 shares of
    common stock for the acquisition
    of the remaining two-thirds interest
    in NORM Services Group, Inc.                                           244         110,245                        110,489

Net income (loss) for the three
    months ended September 30                                                                        (128,272)       (128,272)

Balance as of September 30, 1998                   $     2,000     $     7,194     $ 5,228,945    $(4,970,256)    $   267,883



                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
            CONDENSED FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

1. Organization The financial statements include the Company and its wholly-owned subsidiaries, Southport Environment and Development, Inc. (SEDI) and NORM Services Group, Inc. (NORM) All significant inter-company transactions have been eliminated.

SEDI was incorporated on June 1, 1998, and is involved in the exploration for and development of oil and gas properties. It acquired oil and gas properties with a remaining cost basis of $144,146 from two individuals, Messrs. Tate and Pybas, in an IRC Section 351 transfer. In return, the shareholders received 40,000 shares of SEDI common stock. These individuals were the sole shareholders of SEDI prior to June 15, 1998. On June 15, 1998, Messrs. Tate and Pybas exchanged their 40,000 shares of SEDI and approximately 1/3rd of the outstanding interest of NORM which they held for 200,000 shares of the Class A: 10% Dividend Bearing Preferred Stock and 6,000,000 common shares of the Company. The exchange was made on a tax free basis pursuant to IRC Section 368(b). SEDI became a wholly-owned subsidiary of the Company and Messrs. Tate and Pybas acquired control of the Company.

NORM was originally formed as a Texas limited liability company on February 26, 1997, and commenced operations in May, 1997. NORM is involved in the remediation of naturally occurring radioactive and waste materials along the gulf coast of Texas and Louisiana. NORM became a corporation on July 21, 1998.

On August 7, 1998, NORM acquired all of the partnership assets and liabilities of NSG Rentals, a Texas general partnership in exchange for common stock. The operations of NSG Rentals are now a division of NORM. NSG Rentals commenced operations on March 4, 1998, renting and servicing oil field equipment. Two of the three equal partners in NSG Rentals were Messrs. Tate and Pybas.

Also on August 7, 1998, the Company acquired the remaining outstanding interests of NORM which it did not then own in a tax free exchange under IRC Section 368(b), issuing 450,000 shares of common stock in exchange.

2.  Supplementary Oil and Gas Information.

Changes in present value of estimated future net cash flows from proved oil and gas reserves:

   Present value at beginning of the period                   $ 2,044,232
   Additions and revisions, net of future estimated
       development and production costs and net of
       properties sold                                                  0
   Sales of oil and gas, net of lifting costs                       2,523

   Present value at end of period                               2,041,709

   Changes in proved oil and gas reserves:
                                                                Oil (Bbls)
   Proved reserves
      Balance at beginning of period                              349,946
      Properties sold                                                   0
      Additions and revisions to previous estimates                     0
      Production                                                   (1,581)

      Balance at September 30, 1998                               348,365

Future net cash flow from proved oil and gas reserves:
--------------------------------------------------------------------------------

                                          Future net cash flows
                                          at September 31, 1998
                                          ---------------------
                         Total Proved        Proved Developed
September 30               Reserves               Reserve
------------               --------               -------

        1999              $   53,191            $   53,191
        2000                 169,384               169,384
        2001                 181,848               181,848
     Remainder             1,866,943             1,866,943

                           2,271,367             2,271,367

Present value of future net cash flows discounted at 10%:
--------------------------------------------------------------------------------

                                               Proved
September 30              Proved              Developed
------------              ------              ---------

        1998            $   47,872            $   47,872
        1999               152,450               152,450
        2000               163,660               163,660
     Thereafter          1,680,250             1,680,250

                         2,044,232             2,044,232

The following accounting policies have been used in preparing the Reserve Recognition Accounting (RRA) presentation. The summary of oil and gas producing activities on the basis of RRA was prepared based on the rules of the Securities and Exchange Commission (SEC).

Under RRA, earnings are recognized as proved reserves are found based on the estimated present value of such reserves, computed as described below. Subsequent revisions to the RRA valuation of proven reserves are included in earnings as they occur. Proved reserves are those quantities of oil and gas which can be expected, with little doubt, to be recoverable commercially at current prices and costs under existing operating methods.

The proved reserves and related valuations were computed by the Company in accordance with the rules of the SEC. Estimated future net revenues were computed by applying current prices received by the Company to estimated future production of reserves, less estimated future development and production costs and windfall profit taxes based on current costs. A discount factor of 10% was applied to the estimated future revenues to compute the estimated present value of proved oil and gas reserves. This valuation procedure does not necessarily result in an estimate of the fair market value of the Company's oil and gas properties.

Totals of proven reserves are inherently imprecise estimates and are continually
subject  to  revision  based  on  production  history,   results  of  additional
exploration and development, price changes and other factors.

"Additions to reserves" are the result of current acquisitions and development activities. Increases in prices are the approximate effect on the RRA valuation of proven reserves due to price changes. Other revisions represent the net effect of all revisions to estimated quantities of proven reserves. Accretion of discount was computed by multiplying 10% times the present value of future net revenues as of the beginning of the year, adjusted to reflect downward revisions.

Evaluated acquisition, exploration, development and production costs include current and estimated future costs associated with the current year reserve additions. Such expenses include property acquisitions, well costs, lease rentals and abandonment. The cost of acquiring unproven properties and drilling exploratory wells are deferred until the properties are evaluated and determined to be either productive or nonproductive, at which time they are charged to expense. There were no deferred acquisition and exploration costs at September 30, 1998.

The provision for income taxes is based on the "liability" method computed by applying the current statutory income tax rate to the difference between the year end RRA valuation of proven reserves and the tax basis in the properties less estimated investment tax credits and statutory depletion associated with future development costs.

3.  Accounts Receivable

Various accounts receivable of NORM have been factored to a financial institution. As the accounts are factored, it is the Company's policy to show that account as having been paid. The Company pays a 3% fee to the financial institution as the accounts are factored. In addition, a reserve account has been established whereby 10% of the amount factored is deposited. This reserve account was established in order to cover any losses which may arise due to non-payment of the account by the customer to the financial institution. At the end of every month the financial institution evaluates the unpaid invoices and the balance in the reserved account in order to determine the reserve requirements. Any excess amounts in the reserve account are then transferred to the Company's general operating account. As of September 30, 1998, no account has been repurchased from the financial institution.

As of September 30, 1998, the balance of the factored accounts was $194,960.

4.  Property Plant and Equipment

The Company depreciates it's property, plant and equipment over the estimated useful lives using the straight line depreciation method for financial statement purposes and using the Modified Accelerated Cost Recovery System for federal income tax purposes.

5.  Mortgage Payable.

The mortgage note is payable to Messrs. Tate and Pybas, and is secured by a deed of trust dated January 2, 1998. The deed of trust is for approximately 47.6 acres which are used for the disposal of non-hazardous oil field waste materials. The note provides for interest at ten percent per annum and is due, principal and interest, on or before January 2, 1999. is the intention of the note holders, Messrs. Tate and Pybas, to renew the note at maturity for one year; therefore, no provision for current portion has been provided for.

6.  Other Notes Payable.

     A summary of the other notes payable follows:

Note payable to City National Bank, in the original amount  of
$120,000, payable on demand, but if no demand is made, then interest only monthly and principal and accrued interest due April, 1999,
bearing interest at 9.50%, secured by equipment                         $113,000

Note payable to Citizens State Bank, in the original amount of $27,000, payable on demand, but if no demand is made, then unpaid principal and
interest due December, 1998, secured by equipment                         27,000

Note payable to Guaranty Federal Bank, in the original
amount of $16,566, payable in monthly installments of
$625, including interest at 9.95%, secured by vehicle                     12,013

          Sub-Total                                                      152,013

          Less current portion                                             6,609

          Total                                                          145,404

No provision for current portion of long-term debt has been provided for the two demand notes payable because management intends to renew, and fully expects the financial institutions to renew, at maturity.

7.  Commitments and Contingent Liabilities:

A. As of September 30, 1998, NORM had entered into several equipment lease agreements for the leasing of heavy-duty tractors and trailers. The leases have been classified as operating leases because, according to their terms, NORM is required to return the equipment to the leasing company at the end of the term; however, management has the option to purchase the leased equipment at the end of the term for the then current fair market value. Management does not at this time intend to exercise this right. The leases were entered into in January, 1998, and will expire January, 2002. The monthly lease amount is $4,304.

B. NORM leases it's offices in South Texas. This two-year lease calls for monthly rentals of $2,500 through July 31, 1999, and $3,000 from August 1, 1999, through July 31, 2000. NORM has the option of purchasing the property at any time prior to expiration for $295,000. Should NORM elect to purchase, the sum of$1,250 per month for the first year of the lease and $1,750 per month for the second will be credited against the purchase price. At the present time, management does not intent to exercise this option; therefore, all rental payments have been classified as a current period expense.

C. NORM has factored, with recourse, certain of it's accounts receivable to a financial institution. The financial institution notifies the customer of each invoice factored, who is requested to remit payment directly to the institution.

The agreement stipulates that should any of the invoices remain unpaid after ninety days NORM will repay the invoice. As of September 30, 1998, the amount factored was $194,961, and all accounts factored were current.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: The Company had no revenues, operating or otherwise, from 1991 through the period covered by this report. Correspondingly, all expenses during these periods were administrative in nature and immaterial in amount. Further, the acquisition by the Company of Southport Environmental, Inc. (SEDI), and 1/3rd of the outstanding interest of NORM Services Group, LLC, (subsequently exchanged for 1/3rd of NORM Services Group, Inc., in a tax-free roll-up of the LLC into a corporation) did not occur until June 15, 1998, and the acquisition by the Company of the remaining 2/3rds interest in NORM Services Group, Inc., did not occur until August 7, 1998, substantially after the beginning of the period covered by this report. SEDI and NORM did not have significant operations during the corresponding period of the previous fiscal year; thus, no meaningful comparison can be made between the fiscal period covered by this report and the corresponding period of the previous fiscal year.

SEDI and NORM both continued to exert their efforts in the further development of their respective businesses during the period covered by this report.

Liquidity and Capital Resources: The Company had no liquidity sources from fiscal 1990 through the calendar year ended 1997, however, a stock subscription by a consultant provided a source of liquidity during the first three months of fiscal 1999. All administrative matters through June 15, 1998, were provided for by the executive officer of and attorney for the Company in exchange for those shares issued to them on May 3, 1996. Cash flows from operations provided liquidity to SEDI and NORM for the period covered by this report; however, each of these entities suffered a loss from operations. NORM has factored various of its accounts receivable to a financial institution. NORM pays a 3% fee to the financial institution on factoring and established a reserve where 10% of the amount factored is deposited so as to cover any collection failures. The reserve account is balanced out at the end of each month. At September 30, 1998, no account had failed to pay.

Cash flows from operations amounted to $12,255, primarily as a result in an increase in accounts payable of $172,808 and a decrease in stock subscriptions receivable of $71,917. Investing activities decreased cash by $287,100, primarily as a result of the payment of $70,000 to Messrs. Tate and Pybas for the purchase of certain land from them which is used in the business of NORM, the purchase of equipment ($38,783) and the net book value of other equipment ($214,720) acquired from SEDI and NORM on June 15, 1998, and August 7, 1998. Financing Activities provided $70,000 in borrowings from Messrs. Tate and Pybas, $163,733 from long term borrowings and $110,489 from the sale of common stock of the Company. The result of the foregoing was an increase in cash of $51,048 for the six months ended September 30, 1998.

                           PART II - OTHER INFORMATION

Item 1.  Litigation

This item is not applicable to the Company.

Item 2.  Change in Securities

This item is not applicable to the Company.

Item 3.  Defaults Upon Senior Securities

This item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

This item is not applicable to the Company.

Item 5.  Other Information

This item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

This item is not applicable to the Company.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of December, 1998.

CNH Holdings Company (Registrant)


By: /s/ Larry V. Tate
   --------------------------------------
   Larry V. Tate, Chief Executive Officer

By: /s/ Helen Wallace
   --------------------------------------
   Helen Wallace, Chief Financial
   and Accounting Officer
   and Treasurer
                                  * * * * * * *