Form 10QSB
period 1998-12-31
CNH HOLDINGS CO
filed 1999-03-22
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 1998

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 5, 1999, there were approximately 7,194,210 shares outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      December 31,   March 31,
                                                         1998          1998
                                                         ----          ----
                                                     (Unaudited)     (Audited)

             ASSETS

Current Assets
   Cash on deposit                                   $    14,120    $         0
   Accounts receivable-trade                              88,060              0
   Stock subscriptions receivable                         16,750        100,000
   Employee advances                                     102,519              0
   Note receivable                                        34,500              0
                                                     -----------    -----------
     Total Current Assets                            $   255,949    $   100,000
                                                     ===========    ===========
Property, Plant and Equipment
   Land                                              $    70,000    $         0
   Oil and gas leasehold costs                           144,146              0
   Other equipment                                       264,905              0
                                                     -----------    -----------
                                                     $   479,051    $         0
   Less accumulated depreciation and depletion            29,874              0
                                                     -----------    -----------
Net Property, Plant and Equipment                    $   449,177    $         0
                                                     -----------    -----------
Other Assets
   Organizational costs, net of accumulated
    amortization in the amount of $383               $     1,617    $         0
   Utility deposits                                        3,650              0
                                                     -----------    -----------
     Total Other Assets                              $     5,267    $         0
                                                     -----------    -----------

     TOTAL ASSETS                                    $   710,393    $   100,000
                                                     ===========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                  $   308,496    $         0
   Accrued expenses                                        6,937              0
   Note payable-shareholder                               58,600              0
   Current portion long term debt                          6,609              0
                                                     -----------    -----------
     Total Current Liabilities                       $   380,642              0
                                                     -----------    -----------
Long Term Debt
   Mortgage note payable                             $    70,000    $         0
   Other notes payable                                   144,348              0
                                                     -----------    -----------

     Total Long Term Debt                            $   214,348    $         0
                                                     -----------    -----------

       TOTAL LIABILITIES                             $   594,990    $         0
                                                     ===========    ===========
STOCKHOLDERS' EQUITY
  10% Class A preferred stock;
      Authorized 1,000,000
      shares, $.01 par value,
      200,000 shares issued
      and outstanding at
      December 31                                    $     2,000    $         0
  Common stock, 10,000,000
      shares $.001 par value
      authorized; issued and
      outstanding 7,194,210 at
      December 31 and 950,000
      at March 31                                          7,194            950
  Additional paid in capital                           5,228,945      4,941,034
  Retained earnings (deficit)                         (5,122,736)    (4,841,984)
                                                     -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY                      $   115,403    $   100,000
                                                     -----------    -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $   710,393    $   100,000
                                                     ===========    ===========

                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1998

                                                        THREE            NINE
                                                        MONTHS          MONTHS
                                                        ------          ------
REVENUES

   Oil and gas revenues                               $  62,022       $  83,870
   Overhead income                                       24,726          32,527
   Service income                                       112,716         330,281
   Equipment rental income                               13,674          17,660
   Other                                                      0          11,265
                                                      ---------       ---------
     Total revenues                                   $ 213,138       $ 475,603
                                                      ---------       ---------
COSTS AND EXPENSES

   Direct costs                                       $ 246,328       $ 488,681
   Depreciation and amortization                          9,591          20,038
   Selling, general and administrative                   95,785         214,483
                                                      ---------       ---------
     Total costs and expenses                         $ 351,704       $ 723,202
                                                      ---------       ---------
     Net income (loss) from operations                $(138,566)      $(247,599)
                                                      ---------       ---------
OTHER INCOME (EXPENSES)

   Interest income                                    $      77       $     244
   Interest expense                                     (13,991)        (33,397)
                                                      ---------       ---------
     Total other income (expenses)                    $ (13,914)      $ (33,153)
                                                      ---------       ---------
     Net income (loss)                                $(152,480)      $(280,752)
                                                      ---------       ---------


                         CNH HOLDINGS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS AND SIX MONTHS ENDED December 30, 1998

                                                                  THREE         NINE
                                                                  MONTHS       MONTHS
                                                                  ------       ------
OPERATING ACTIVITIES
Net income (loss)                                               $(152,480)   $(280,752)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                               9,591       20,037
        (Increase) decrease  in accounts receivable-trade         (28,082)     (88,060)
        (Increase) decrease in stock subscriptions receivable      11,333       83,250
        (Increase) decrease in employee advances                  (56,969)    (102,519)
        (Increase) decrease in note receivable                          0      (34,500)
        Increase (decrease) in accounts payable                   135,688      308,496
        Increase (decrease) in accrued expenses                    (1,838)       6,937
        Increase (decrease) in note payable shareholder            48,600       58,600
        Increase (decrease) I current portion long-term debt            0            0
                                                                ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       $ (34,157)   $ (28,511)
                                                                ---------    ---------
INVESTING ACTIVITIES
  Purchase of oil and gas properties                            $       0    $(144,146)
  Purchased of land                                                     0      (70,000)
  Purchase of other equipment                                      (1,415)     (40,198)
  Increase in organizational costs                                      0       (1,767)
  Increase in utility deposits                                       (300)      (3,650)
  Purchase of net book value of other equipment
      due to acquisition                                                0     (214,720)
                                                                ---------    ---------
NET CASH PROVIDED BY (USED) IN
         INVESTING ACTIVITIES                                   $  (1,715)   $(474,481)
                                                                ---------    ---------
FINANCING ACTIVITIES
  Proceeds from mortgage note payable                           $       0    $  70,000
  Proceeds from other long term borrowings                              0      163,733
  Repayment of long term debt                                      (1,056)     (12,776)
  Proceeds from sale of preferred stock                                 0        2,000
  Proceeds from sale of common stock                                    0      294,155
                                                                ---------    ---------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                       $  (1,056)   $ 517,112
                                                                ---------    ---------
INCREASE (DECREASE) IN CASH                                     $ (36,928)   $  14,120

Cash at beginning of period                                        51,048            0

CASH AT END OF PERIOD                                           $  14,120    $  14,120
                                                                =========    =========



                                           CNH HOLDINGS COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE NINE MONTHS ENDED DECEMBER 30, 1998

                                                                           ADDITIONAL       RETAINED
                                       PREFERRED           COMMON           PAID IN         EARNINGS
                                         STOCK             STOCK            CAPITAL         (DEFICIT)           TOTAL
                                         -----             -----            -------         ---------           -----
Balance as of

March 31, 1998                        $         0       $       950       $ 4,941,034      $(4,841,984)      $   100,000

Issuance of 200,000
  shares of 10% Class A
  preferred stock and
  6,000,000 shares of
  common stock for the
  acquisition of Southport
  Environmental and
  Development, Inc. and
  a one-third interest in
  NORM Services Group, LLC                  2,000             6,000           177,666                            185,666

Balance as of June
     30, 1998                         $     2,000       $     6,950       $ 5,118,700      $(4,841,984)      $   285,666

Issuance of 244,210
 shares of common stock
 for the acquisition of
 the remaining two-thirds
 interest in NORM
 Services Group, Inc.                                           244           110,245                            110,489

Net income (loss) for the three
    months ended September 30                                                                 (128,272)         (128,272)

Balance as of
   September 30, 1998                 $     2,000       $     7,194       $ 5,228,945      $(4,970,256)      $   267,883

Net income (loss) for the three
    months ended December 31                                                                  (152,480)         (152,480)

Balance as of
   December 31, 1998                  $     2,000       $     7,194       $ 5,228,945      $(5,122,736)      $   115,403



                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
            CONDENSED FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

NORM was originally formed as a Texas limited liability company on February 26, 1997, and commenced operations in May, 1997. NORM is involved in the remediation of naturally occurring radioactive materials and non-hazardous oilfield waste materials along the gulf coast of Texas and Louisiana. NORM became a corporation on July 21, 1998.

On August 7, 1998, NORM acquired all of the partnership assets and liabilities of NSG Rentals, a Texas general partnership in exchange for common stock. The operations of NSG Rentals are now a division of NORM. NSG Rentals commenced operations on March 4, 1998, renting and servicing oil field equipment. Two of the three equal partners in NSG Rentals were Messrs. Tate and Pybas.

Also on August 7, 1998, the Company acquired the remaining outstanding interests of NORM which it did not then own in a tax free exchange under IRC Section 368(b), issuing 244,210 shares of common stock in exchange.

2. Supplementary Oil and Gas Information.

Changes in present value of estimated future net cash flows from proved oil and gas reserves:

   Present value at beginning of the period                       $ 2,044,232
   Additions and revisions, net of future estimated
       development and production costs and net of
       properties sold                                                      0
   Sales of oil and gas, net of lifting costs                          (4,624)
                                                                  -----------
   Present value at end of period                                   2,039,608
                                                                  ===========
   Changes in proved oil and gas reserves:
                                                                   Oil (Bbls)
   Proved reserves
      Balance at beginning of period                                  349,946
      Properties sold                                                       0
      Additions and revisions to previous estimates                         0
      Production                                                       (6,709)
                                                                  -----------
      Balance at December 31, 1998                                    343,237
                                                                  ===========

Future net cash flow from proved oil and gas reserves:

                                                 Future net cash flows
                                                 at December 31, 1998
                                           -----------------------------------
                                           Total Proved       Proved Developed
          December 31                       Reserves               Reserves
         --------------                     --------               -------

             1999                          $   53,191            $   53,191
             2000                             169,384               169,384
             2001                             181,848               181,848
          Remainder                         1,866,943             1,866,943
                                           ----------            ----------
                                            2,271,367             2,271,367
                                           ==========            ==========

Present value of future net cash flows discounted at 10%:

                                                            Proved
December 31                            Proved              Developed
-----------                            ------              ---------

   1998                              $   47,872            $   47,872
   1999                                 152,450               152,450
   2000                                 163,660               163,660
Thereafter                            1,680,250             1,680,250
                                     ----------            ----------
                                      2,044,232             2,044,232
                                     ==========            ==========

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

Evaluated acquisition, exploration, development and production costs include current and estimated future costs associated with the current year reserve additions. Such expenses include property acquisitions, well costs, lease rentals and abandonment. The cost of acquiring unproven properties and drilling exploratory wells are deferred until the properties are evaluated and determined to be either productive or nonproductive, at which time they are charged to expense. There were no deferred acquisition and exploration costs at December 31, 1998.

The provision for income taxes is based on the "liability" method computed by applying the current statutory income tax rate to the difference between the year end RRA valuation of proven reserves and the tax basis in the properties less estimated investment tax credits and statutory depletion associated with future development costs.

3. Accounts Receivable

Various accounts receivable of NORM have been factored to a financial institution. As the accounts are factored, it is the Company's policy to show that account as having been paid. The Company pays a 3% fee to the financial institution as the accounts are factored. In addition, a reserve account has been established whereby 10% of the amount factored is deposited. This reserve account was established in order to cover any losses which may arise due to non-payment of the account by the customer to the financial institution. At the end of every month the financial institution evaluates the unpaid invoices and the balance in the reserved account in order to determine the reserve requirements. Any excess amounts in the reserve account are then transferred to the Company's general operating account. As of December 31, 1998, no account has been repurchased from the financial institution.

As of December 31, 1998, the balance of the factored accounts was $57,548.

4. Property Plant and Equipment

The Company depreciates it's property, plant and equipment over the estimated useful lives using the straight line depreciation method for financial statement purposes and using the Modified Accelerated Cost Recovery System for federal income tax purposes.

5. Mortgage Payable.

The mortgage note is payable to Messrs. Tate and Pybas, and is secured by a deed of trust dated January 2, 1998. The deed of trust is for approximately 47.6 acres which are used for the disposal of non-hazardous oil field waste materials. The note provides for interest at ten percent per annum and is due, principal and interest, on or before January 2, 1999. It is the intention of the note holders, Messrs. Tate and Pybas, to renew the note at maturity for one year; therefore, no provision for current portion has been provided for.

6. Other Notes Payable.

     A summary of the other notes payable follows:

     Note  payable to City  National  Bank,  in the original
     amount of $120,000, payable on demand, but if no demand
     is made,  then  interest only monthly and principal and
     accrued interest due April,  1999,  bearing interest at
     9.50%, secured by equipment                                        $113,000

     Note  payable to Citizens  State Bank,  in the original
     amount of $27,000,  payable on demand, but if no demand
     is made,  then unpaid  principal  and interest at 9.75%
     due May, 1999, secured by equipment                                  27,000

     Note payable to Guaranty  Federal Bank, in the original
     amount of $16,566,  payable in monthly  installments of
     $625, including interest at 9.95%, secured by vehicle                10,957

          Sub-Total                                                      150,957

          Less current portion                                             6,609

          Total                                                          144,348

No provision for current portion of long-term debt has been provided for the two demand notes payable because management intends to renew, and fully expects the financial institutions to renew, at maturity.

7. Commitments and Contingent Liabilities:

A. As of December 31, 1998, NORM had entered into several equipment lease agreements for the leasing of heavy-duty tractors and trailers. The leases have been classified as operating leases because, according to their terms, NORM is required to return the equipment to the leasing company at the end of the term; however, management has the option to purchase the leased equipment at the end of the term for the then current fair market value. Management does not at this time intend to exercise this right. The leases were entered into in January, 1998, and will expire January, 2002. The monthly lease amount is $4,304.

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

C. NORM has factored, with recourse, certain of it's accounts receivable to a financial institution. The financial institution notifies the customer of each invoice factored, who is requested to remit payment directly to the institution. The agreement stipulates that should any of the invoices remain unpaid after ninety days NORM will repay the invoice. As of December 31, 1998, the amount factored was $57,548, and all accounts factored were current.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: The Company had no revenues, operating or otherwise, from 1991 through the period covered by this report. Correspondingly, all expenses during these periods were administrative in nature and immaterial in amount. Further, the acquisition by the Company of Southport Environmental, Inc. (SEDI), and 1/3rd of the outstanding interest of NORM Services Group, LLC, (subsequently exchanged for 1/3rd of NORM Services Group, Inc., in a tax-free roll-up of the LLC into a corporation) did not occur until June 15, 1998, and the acquisition by the Company of the remaining 2/3rds interest in NORM Services Group, Inc., did not occur until August 7, 1998. SEDI and NORM did not have significant operations during the corresponding period of the previous fiscal year; thus, no meaningful comparison can be made between the fiscal period covered by this report and the corresponding period of the previous fiscal year.

SEDI and NORM both continued to exert their efforts in the further development of their respective businesses during the period covered by this report.

Liquidity and Capital Resources: The Company had no liquidity sources from fiscal 1990 through the calendar year ended 1997, however, a stock subscription by a consultant provided a source of liquidity during the first three months of fiscal 1999. All administrative matters through June 15, 1998, were provided for by the executive officer of and attorney for the Company in exchange for those shares issued to them on May 3, 1996. Cash flows from operations provided liquidity to SEDI and NORM for the period covered by this report; however, each of these entities suffered a loss from operations. NORM has factored various of its accounts receivable to a financial institution. NORM pays a 3% fee to the financial institution on factoring and established a reserve where 10% of the amount factored is deposited so as to cover any collection failures. The reserve account is balanced out at the end of each month. At December 31, 1998, no account had failed to pay.

Cash flows used by operations were ($34,157) and ($28,511), respectively for the three and nine month periods ended December 31, 1998, primarily as a result of increases in accounts payable of $135,688 and 308,496, respectively, increases of $56,969 and $102,519, respectively, in employee advances and decreases in stock subscriptions receivable of $11,333 and 83,250, respectively. Investing activities decreased cash by ($1,056) and ($474,481), respectively primarily as a result of the payments of $144,146 in the purchase of oil and gas properties, the payment of $70,000 to Messrs. Tate and Pybas for the purchase of certain land from them which is used in the business of NORM, the purchase of equipment ($40,198) and the net book value of other equipment ($214,720) acquired from SEDI and NORM on June 15, 1998, and August 7, 1998. Financing Activities provided $70,000 in borrowings from Messrs. Tate and Pybas, $163,733 from long term borrowings and $294,155 from the sale of common stock of the Company. The result of the foregoing was an increase in cash of $14,120 for the nine months ended December 31, 1998.

                           PART II - OTHER INFORMATION

Item 1. Litigation. This item is not applicable to the Company.

Item 2. Change in Securities. This item is not applicable to the Company.

Item 3. Defaults Upon Senior Securities. This item is not applicable to the Company.

Item 4. Submission of Matters to a Vote of Security Holders. This item is not applicable to the Company.

Item 5. Other Information. This item is not applicable to the Company.

Item 6. Exhibits and Reports on Form 8-K. This item is not applicable to the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of March, 1999.


CNH Holdings Company (Registrant)

By: /s/ Larry V. Tate
   --------------------------------------
   Larry V. Tate, Chief Executive Officer

By: /s/ Helen Wallace
   --------------------------------------
   Helen Wallace, Chief Financial
   and Accounting Officer
   and Treasurer
                                  * * * * * * *