Form 10KSB
period 1999-03-31
CNH HOLDINGS CO
filed 1999-08-06
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: March 31, 1999     OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: The common stock of registrant is listed and traded on the "Bulletin Board" maintained by the National Association of Securities Dealers, Inc. The quoted inside bid and asked prices for the common stock on July 23, 1999, were $.68 and $1.31, respectively. There were 7,611,415 common shares outstanding on that date, of which 2,227,568 shares were held by non-affiliates. The aggregate market value for the common stock on that date was, therefore, $2,216,430.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of July 23, 1999, there were 7,611,415 common shares outstanding.

Registrant had revenues of $849,120 during the fiscal year ended March 31, 1999.

Documents Incorporated by Reference: List hereunder the documents, if any, incorporated by reference and the part of this Form 10-KSB into which the document is incorporated: None.

Item 1. Description of Business: CNH Holdings Company, a Nevada corporation (the "Company"), was incorporated in Delaware on April 15, 1987, under the name of I.S.B.C. Corp. The Company subsequently changed its name first to Coral Companies, Inc., and then to CNH Holdings Company. Domicile was changed to Nevada in 1997.

On June 15, 1998, the Company entered into a reorganization agreement (the "Southport Reorganization Agreement") with Southport Environmental and Development, Inc., a Nevada corporation ("Southport Environmental" or "SEDI"), and the shareholders of Southport Environmental pursuant to which the Company acquired all of the outstanding proprietary interest of Southport Environmental and 1/3rd of the outstanding proprietary interest of NORM Services, Group, Inc. ("NORM"), in a share for share exchange which resulted in Southport Environmental becoming a wholly owned subsidiary of the Company, NORM becoming a minority owned subsidiary of the Company and the shareholders of Southport Environmental acquiring control of the Company through their share ownership. The Company issued 6,000,000 common shares and 200,000 shares of the Class A:
10% Dividend Bearing Preferred Stock in the exchange. Pursuant to the Reorganization Agreement, the existing director, Mr. Paul M. Lionti, resigned and the Company appointed Messrs. Larry V. Tate, Gerald Pybas, H. Paul Estey, E. Robert Barbee and Terry McFarland as directors. Mr. Tate was then appointed Chief Executive Officer, Mr. Pybas President, and Ms. Helen Wallace Treasurer.

Southport Environmental was incorporated on June 1, 1998, and is involved in the exploration for and development of oil and gas properties. It had acquired, prior to the Southport Reorganization Agreement, oil and gas properties with a remaining cost basis of $144,146 from two individuals, Messrs. Tate and Pybas, solely in exchange for SEDI stock. Messrs. Tate and Pybas were the sole shareholders of SEDI at June 15, 1998.

NORM was originally formed as a Texas limited liability company on February 26, 1997, and commenced operations in May, 1997. NORM is involved in the remediation of naturally occurring radioactive and waste materials along the gulf coast of Texas and Louisiana. NORM became a corporation on July 21, 1998.

On August 7, 1998, NORM acquired all of the partnership assets and liabilities of NSG Rentals, a Texas general partnership in exchange for common stock. The operations of NSG Rentals are now a division of NORM. NSG Rentals commenced operations on March 4, 1998, renting and servicing oil field equipment. Two of the three equal partners in NSG Rentals were Messrs. Tate and Pybas. Also on August 7, 1998, the Company acquired the remaining outstanding interests of NORM which it did not then own in a tax free reorganization, issuing 450,000 shares of common stock in exchange.

Item 2. Description of Property: The Company, during the period covered by and on the date of this report, owned no real property. On the date of this report, the Company owned all of the outstanding shares of Southport Environmental, all of which were acquired on June 15, 1998, and all of the shares of NORM, all of which were acquired on June 15, 1998, and August 7, 1998. The executive offices of the Company are now located at 1420 N. Longview Street, Kilgore, Texas 75662. The telephone number at this address is (903) 984-6425.

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

Item 5.  Market for Common Equity and Related Shareholder Matters:

The Common Stock is presently traded in the over-the-counter market and is listed on the Pink Sheets maintained by the National Quotation Bureau, Inc., and on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. (NASD) under the symbol CNHH. The following table sets forth the range of high and low bid and asked quotations for the common stock during each calendar quarter beginning January 1, 1998, and ending June 30, 1999, each of which has been rounded to the nearest whole cent.

                            HIGH BID      LOW BID     HIGH ASKED     LOW ASKED
March 31, 1998               2.125         0.25         2.625           0.50
June 30, 1998                1.75          0.75         2.00            0.9375
September 30, 1998           1.375         0.25         1.875           0.625
December 31, 1998            0.4375        0.3125       0.75            0.4375
March 31, 1999               1.625         0.3125       2.00            0.75
June 30, 1999                1.375         0.375        1.625           0.75

The above prices were obtained from the National Association of Securities Dealers, Inc. The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On July 23, 1999, the closing inside bid and asked prices quoted on the Bulletin Board for the common stock were $.68 and $1.31, respectively. On that date, there were four broker-dealers in the market.

Outstanding Shares and Shareholders of Record: As of July 23, 1999, the transfer ledgers maintained by the Company's stock transfer agent indicated that there 7,611,415 shares of common stock issued and outstanding, 6,309,410 of which were restricted. On that date there were approximately 571 shareholders of record.

Dividends: The Company has not declared or paid any dividends on its Common Stock from inception to the date of this report, although there are no restrictions on the payment of dividends. Further, no dividends are contemplated at any time in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion has been prepared assuming the Company will continue as a going concern; however, the audit report includes a caveat on this point. In reading the following, one should first consult the audit report, financial statements and footnotes, while keeping in mind the significant operating losses generated by the Company on a consolidated basis with its subsidiaries.

Results of Operations:

Fiscal 1999 as compared to Fiscal 1998: The primary revenue sources for the Company during the fiscal year ended March 31, 1999, were from oil field services ($646,523), oil and gas sales ($145,511) and equipment rental income ($19,190), which resulted in gross revenues of $849,120. The Company had no revenues in fiscal 1998. Operating costs during fiscal 1999 primarily consisted of cost of sales ($841,218), administrative and general expenses ($529,932) and depreciation, depletion and amortization ($44,614), a total of $1,415,764. Operating costs during fiscal 1998 were solely administrative in nature and aggregated $139,000 in amount. The foregoing resulted in a net loss from operations of $566,644 during fiscal 1999 and $139,000 during fiscal 1998. This loss was primarily the result of losses from the oil field services segment aggregating $457,739 in amount, although equipment rentals also contributed significantly since the loss generated by this segment exceeded the revenues generated.

Management at present is devoting itself to increasing gross revenues and reducing administrative and general expenses, and has implemented steps and proceedures to better assure itself on the profitability of its services contracts. There can be no assurance these efforts will be successful. The Company, during fiscal 1999, had other expenses of $65,778. The net loss for the fiscal year, then, was $632,422, or $.12 per share outstanding, as compared to a loss of $139,000 and $.35 per share during fiscal 1998.

Cash flows from operating activities, however, were $95,355; thus, on an operating basis the Company has sufficient cash to cover its day-to-day needs. The Company, during 1999, expended $161,008 on plant, property and equipment so as to better serve its customers and ramp up operations. Financing activities during fiscal 1999 generated $94,756. The net result of the foregoing was an increase in cash from fiscal 1998 of $29,103.

Fiscal 1998 as compared to Fiscal 1997: The Company had no revenues, operating or otherwise, from 1991 through the fiscal year ended March 31, 1998. Correspondingly, all expenses during these periods were administrative in nature and immaterial in amount. The acquisition by the Company of SEDI and 1/3rd of the outstanding interest of NORM did not occur until June 15, 1998, and the acquisition by the Company of the remaining 2/3rds interest in NORM did not occur until August 7, 1998. SEDI and NORM are in the development phase and did not have significant operations during the fiscal year ended March 31, 1998; thus, no meaningful comparison can be made between fiscal 1998 and fiscal 1997.

Liquidity and Capital Resources: The Company had no liquidity sources from fiscal 1990 through the calendar year ended 1997; however, a stock subscription by a consultant provided a source of liquidity through 1998 and the first three months of fiscal 1999. All administrative matters through June 15, 1998, were provided for by the executive officer of and attorney for the Company in exchange common stock issued to them on May 3, 1996. Cash flows from operations provided liquidity to SEDI and NORM for fiscal 1998 and fiscal 1999; however, each of these entities suffered a loss from operations in each of these years. NORM has factored various of its accounts receivable to a financial institution, paying a 3% fee to the financial institution, which requires a reserve where 10% of the amount factored is deposited so as to cover any collection failures. The reserve account is balanced out at the end of each month. At fiscal 1999 year end $120,226 of accounts receivable had been factored and $19,794 established as a reserve. On June 23, 1999, the Company received approximately $500,000 in equity proceeds. The Company will use these proceeds in operations.

Compliance with Beneficial Ownership Reporting Rules: Section 16(a) of the Securities Act of 1934, as amended ("Exchange Act"), requires the executive officers and directors of the Company, and persons who beneficially own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Commission. These officers, directors and shareholders are also required to furnish the Company with copies of certain of these reports. Based solely on a review of copies of reports furnished to the Company during its fiscal year ended March 31, 1999, and thereafter, or written representations, if any, received by the Company from these persons that no other reports were required, the Company believes that, during the fiscal years ended March 31, 1996, 1997 and 1998, all applicable Section 16(a) filing requirements were not satisfied.

Item 7.  Financial Statements:


Halliburton, Hunter & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
CNH Holdings Company

We have audited the balance sheets of CNH Holdings Company as of March 31, 1999, and 1998, and the related statements of income (loss) and of stockholders' equity for the three years ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNH Holdings Company as of March 31, 1999, and 1998, and the results of its operations and shareholders' equity for the three years ended March 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has suffered substantial losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Littleton, Colorado
July 8, 1999

                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                                 BALANCE SHEETS
                                                                 March 31,
                                                            1999          1998
                                                            ----          ----
ASSETS

Current Assets:
  Cash                                                    $  9,309      $   --
  Cash (restricted)                                         19,794          --
      Total cash                                            29,103          --
                                                          --------      --------
  Receivables:
     Note                                                   34,500          --
     Trade accounts                                         80,736          --
     Other                                                     535       100,000
                                                          --------      --------
                                                           115,771       100,000
     Less allowance for doubtful accounts                   59,673          --
                                                          --------      --------
                                                            56,098       100,000
                                                          --------      --------
        Total current assets                                85,201       100,000
                                                          --------      --------
Property, Plant and Equipment
 Land farm                                                  70,000          --
 Land farm improvements                                     13,009          --
 Oil and gas producing properties                          154,937          --
 Disposal well                                              18,500          --
 Machinery & equipment                                     150,610          --
 Rental equipment                                          152,429          --
 Vehicles                                                   16,566          --
 Office Equipment                                           20,905          --
                                                          --------      --------
                                                           596,956          --
  Less accumulated depreciation                             54,350          --
                                                          --------      --------
                                                           542,606          --
                                                          --------      --------
Other assets:
 Organization costs                                          1,517          --
 Deposits                                                    3,650          --
                                                          --------      --------
                                                             5,167          --
                                                          --------      --------
                     Total Assets                         $632,974      $100,000
                                                          ========      ========

                                                        1999            1998
                                                        ----            ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long term debt                   $  42,000             --
 Notes payable, bank                                   237,576             --
 Notes payable, shareholders                           118,600             --
 Note payable, other                                    10,000             --
 Accounts payable, trade                               296,149             --
 Payroll taxes payable                                   7,310             --
 Accrued interest                                       13,516             --
 Other payables                                         15,815             --
                                                     ---------        ---------
    Total current liabilities                          740,966             --
                                                     ---------        ---------

Long term debt:
 Notes payable, bank                                   105,076             --
 Less current portion                                   42,000             --
                                                     ---------        ---------
    Total long term debt                                63,076             --
                                                     ---------        ---------

Stockholders' Equity (Deficit)
  Preferred Stock, $.01 par value,
    1,000,000 shares authorized,
    200,000 shares issued and
    outstanding                                          2,000             --
  Common Stock, $.001 par value,
   10,000,000 shares authorized,
   7,259,410 shares at March 31,
   1999 and 950,000 at March 31,
   1998 issued and outstanding                           7,259              950
  Additional paid-in capital                           581,495          228,450
 Deficit                                              (761,822)        (129,400)
                                                     ---------        ---------
                                                      (171,068)         100,000
                                                     ---------        ---------

Total Liabilities and
          Stockholders' Equity                       $ 632,974        $ 100,000
                                                     =========        =========


                 The Auditor's report and accompanying notes are
                     an integral part of these statements.

                      CNH HOLDINGS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                      Year ended March 31,

                                                 1999           1998       1997
                                                 ----           ----       ----

Operating revenues:
 Oil field services                          $   646,523    $      --      $--
 Oil and gas sales                               145,511           --       --
 Equipment rental income                          19,190           --       --
 All other income                                 37,896           --       --
                                             -----------    -----------    -----
     Gross revenue                               849,120           --       --
                                             -----------    -----------    -----

Operational costs
 Cost of sales                                   841,218           --       --
 Administrative and general expenses             529,932        139,000     --
 Depreciation, depletion and amortization         44,614           --       --
                                             -----------    -----------    -----
   Total operating costs                       1,415,764        139,000     --
                                             -----------    -----------    -----
     Net loss from operations                   (566,644)      (139,000)    --

Other income (expenses)
    Interest income                                  332           --       --
    Interest expense                             (66,110)          --       --

    Net income (loss)                        $  (632,422)   $  (139,000)    --
                                             ===========    ===========    =====

(Loss) per common share                      $      (.12)   $      (.35)    --





                The Auditor's report and accompanying notes are
                      an integral part of these statements.

                      CNH HOLDINGS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

Cash flows from operating activities:
  Net (loss)                                                  $(632,422)     --
  Add non-cash items:
    Depreciation, depletion and amoritization                    44,614      --
  Decrease in accounts receivable, net                          337,462      --
  (Increase) in deposits                                         (3,650)     --
  Increase in notes payable                                     291,176      --
  Increase in accounts payable                                   31,579      --
  Increase in other liabilities                                  26,596      --
                                                              ---------      ---
    Net cash flows from operating activities                     95,355      --
                                                              ---------      ---
Cash flows from investing activities:
 Purchase of plant, property & equipment                       (161,008)     --
                                                              ---------      ---
    Net cash flows used in investing activities                (161,008)     --
                                                              ---------      ---
Cash flows from financing activities:
 Cash received in purchase of subsidiaries                       74,745      --
 Payments on long term debt                                     (45,092)     --
 Sale of common stock                                            65,103      --
                                                              ---------      ---
    Net cash flows from financing activities                     94,756      --
                                                              ---------      ---
    Net increase in cash                                         29,103      --

Cash at beginning of year                                          --        --
                                                              ---------      ---
Cash at end of year                                           $  29,103      --
                                                              =========      ===



                The Auditor's report and accompanying notes are
                      an integral part of these statements.



                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                               Preferred      Common                              Total
                       Preferred     Common      Stock        Stock                 Accumulated   Equity
                         Shares      Shares      Amount       Amount       APIC       Deficit    (Deficit)
                         ------      ------      ------       ------       ----       -------    ---------

Balance
 at March 31, 1997                   400,000                     400        --          (400)        --

Issuance of common
 shares for services
  in December, 1997                  100,000                     100       3,900        --          4,000

Issuance of common
 shares for services
  in December, 1997                  450,000                     450     224,550        --        225,000

Net loss for
 the year ended
 March 31, 1998                         --          --          --          --       (129,000)    (129,000)
                       ---------   ---------   ---------   ---------    ---------    ---------   ---------
Balance at
 March 31, 1998                      950,000                     950     228,450    (129,400)     100,000


Exchange and sale
of stock in
acquisition of
subsidiary               200,000   6,309,410       2,000       6,309      353,045         --                 361,354

Net loss for
year ended
March 31, 1999              --          --          --          --           --       (632,422)
                       ---------   ---------   ---------   ---------    ---------    ---------             ---------
Balance at
March 31, 1999           200,000   7,259,410   $   2,000       7,259      581,495     (761,822)             (171,068)
                       =========   =========   =========   =========    =========    =========             =========






                The Auditor's report and accompanying notes are
                     an integral part of these statements.

                                        9

                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1999, 1998, and 1997

1. Organization:

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

On May 30, 1996, the Company effected a reverse one-for-one thousand capital share split. Concurrently, the authorized number of common shares was increased to 10,000,000, $.001 par value per share and 1,000,000 preferred shares, $.01 par value. After the split, there were 19,228 common shares outstanding. Subsequently, 380,772 shares of the $.001 par value shares were issued to individuals in exchange for services rendered.

On December 9, 1997, the Company entered into a reorganization agreement (DRC Reorganization Agreement) with GNC Corporation, a Nevada corporation (GNC), and the sole shareholder of GNC, that being DRC, Inc., a Nevada corporation (DRC) pursuant to which the Company agreed to acquire all of the outstanding proprietary interest of GNC in a share-for-share exchange which subsequently resulted in GNC becoming a wholly-owned subsidiary of the Company and DRC acquiring control of the company through its share ownership. The accquisition was rescinded due to the failure of GNC and DRC to deliver the required financial statements.

During the fiscal year, on June 18, 1998, the Company acquired Southport Environmental in a share for share exchange, which resulted in the Company issuing 6,000,000 common shares and 200,000 preferred shares. Concurrent with the acquisition, there was a change in control and the management of the company.

The Company now operates under three divisions, Norm Services Group, Inc., an oilfield services operation, Southport Environment and Design, Inc., a producing and exploration oil and gas company, and NSG Rentals, an equipment leasing company, primarily to the oil and gas industry.

2. Accounting principles:

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents.

Loss Per Shares: Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128) - Earnings per Share. Basic loss per share is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if diluted common stock equivalents had been converted to common stock. The net losses per share calculatons reflect the effect of stock dividends and stock splits.

Income Taxes: Income taxes provide for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to net operating loss carryforwards and differences between the basis of various assets for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Deprectiation and Depletion: Depreciable property, plant and equipment are depreciated over their estimated useful lives on the straight-line method, using lives of three to seven years. Depletion of oil and gas properties is computed on the units of production method. Organization costs are amortized evenly over a period of 60 months.

3. Restricted cash: One of the Company subsidiaries factors its accounts receivable at a rate of 12% per annum. At March 31, 1999, $120,226 of accounts receivable had been factored and a cash balance reserved of $19,794 had been restricted.

4. Notes payable: Notes payable currently due bear interest rates from 8.75% to 10.5% per annum.

5. Long term debt: Long term debt bears interest at 9% per annum. Following is the long term debt schedule by years:

2000          $ 42,000
2001            43,339
2002            19,737
              --------
              $105,076
              ========

Segment accounting

The company operates in three segments.



                                  Oil field     Oil & gas     Equip.
                                   Services     Production    Rentals       Admin.       Total
                                   --------     ----------    -------       ------       -----
Revenue from external:
Customers                         $ 684,419      145,511       19,190         --        849,120
Interst revenue                         332         --           --           --            332
Interest expense                     50,916         --         12,279        2,915       66,110
Depreciation, depletion, amort       14,562       12,394       17,658         --         44,614
Segment profit (loss)              (457,739)      (9,250)     (62,810)    (102,623)    (632,422)
Segment assets                      314,367      181,681      135,744        1,182      632,974
Expenditures for segment assets     147,470       10,791        2,474         --        161,008


7. 1999 Stock option plan: On January 25, 1999, the Company's Board of Directors adopted a stock option plan in which all full-time employees of the Company and its subsidiaries are eligible to participate. The plan will be administered by the Board, which may subsequently appoint a committee for this purpose. The plan sets aside up to 1,000,000 shares of common stock to cover options to be granted over the term of the plan. The plan has a ten-year term commencing January 25, 1999. The company has filed a registration statement under the act to cover the shares which are issued under the plan. At year end, no options had been granted.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: This item is not applicable to the period covered by this report.

                                    PART III

Item 9. Directors and Executive Officers of the Company: The following table sets forth all current directors and executive officers of the Company, as well as their ages:

      NAME                   AGE              POSITION WITH COMPANY *

Larry V. Tate                 64              Chairman of the Board of Directors
                                                and Chief Executive Officer

Gerald W. Pybas               52              Director and President

Helen Wallace                 43              Chief Financial and Accounting
                                                Officer, Treasurer

H. Paul Estey                 65              Director

E. Robert Barbee              58              Director

Terry L. McFarland            40              Director

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

Item 10. Executive Compensation: No compensation was paid to the Board of Directors or executive officers of the Company in their capacities as such during the fiscal years ended March 31, 1999, March 31, 1998, or March 31, 1997.

Item 11. Security Ownership of Management and Certain Others: Based on information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of July 23, 1999, the shares of Common Stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock:

                          Name and Address            Number of       Percent of
Title of Class          of Beneficial Owner            Shares         Class (1)
--------------          -------------------            ------         ---------

Common Stock               Larry V. Tate              2,787,500       36.62% (2)
                           P.O. Box 464
                           Kilgore, TX 75663

Common Stock               Gerald W. Pybas            2,312,500       30.38% (3)
                           P.O. Box 464
                           Kilgore, TX 75663

Common Stock               E. Robert Barbee             225,000        2.96% (4)
                           P.O. Box 464
                           Kilgore, TX 75663

Common Stock               H. Paul Estry                 58,847        0.77%
                           P.O. Box 294
                           Wallisville, TX   75662

Directors and Executive                               5,383,847       70.73%
      Officers as a Group
      (one in number):

--------------------------------------------------------------------------------

(1) Based on 7,611,415 shares of common stock issued and outstanding on July 23, 1999.

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

None.

Item 13. Exhibits and Reports on Form 8-K:

(a)  Exhibits:  None

All required exhibits were previously filed with the Registration Statements on Form S-18 (No. 33-17008-NY) and Form S-1 (No. 33-29899) and with the Forms 10-KSB for the fiscal year ended March 31, 1996, March 31, 1997, and March 31, 1998.

(b) Forms 8-K: None.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kilgore, State of Texas on this 28th day of July, 1999.

CNH HOLDINGS COMPANY
(Registrant)


By: /s/ Larry V. Tate
---------------------
Larry V. Tate, Chief Executive Officer


By: /s/ Helen Wallace
---------------------
Helen Wallace, Chief Financial
  and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity on this 28th day of July, 1999.


/s/ Larry V. Tate           /s/ Gerald Pybas                /s/ E. Robert Barbee
-----------------           ----------------                --------------------
Larry V. Tate, Director     Gerald Pybas, Director          E. Robert Barbee


/s/ H. Paul Estey           /s/ Terry McFarland
-----------------           -------------------
H. Paul Estey, Director     Terry McFarland, Director