Form 10QSB
period 1999-06-30
CNH HOLDINGS CO
filed 1999-09-03
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1999

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 1, 1999, there were approximately 7,611,415 shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,        March 31,
                                                       1999            1999
                                                       ----            ----
ASSETS

Current Assets:
  Cash                                             $   167,113      $     9,309
  Cash (restricted)                                     37,317           19,794
      Total cash                                       204,430           29,103
                                                   -----------      -----------
  Receivables:
     Trade                                             401,519           80,736
     Stock subscription                                    250              535
     Employee advances                                  36,626             --
     Note                                               34,528           34,500
                                                   -----------      -----------
                                                       472,923          115,771
     Less allowance for doubtful accounts               93,356           59,673
                                                   -----------      -----------
                                                       379,567           56,098
                                                   -----------      -----------
        Total current assets                           583,997           85,201
                                                   -----------      -----------
Property, Plant and Equipment
 Land                                                   70,000           70,000
 Oil and gas leasehold costs                           154,937          154,937
 Other equipment                                       373,294          372,019
                                                   -----------      -----------
                                                       598,231          596,956
  Less accumulated depreciation                         69,082           54,350
                                                   -----------      -----------
                                                       529,149          542,606
                                                   -----------      -----------
Other assets:
 Organization costs                                      1,467            1,517
 Deposits                                                3,800            3,650
                                                   -----------      -----------
                                                         5,267            5,167
                                                   -----------      -----------
                     Total Assets                  $ 1,118,413      $   632,974
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long term debt                 $    43,239      $    42,000
 Notes payable, bank                                   293,597          237,576
 Notes payable, shareholders                            20,000          118,600
 Note payable, other                                    10,000           10,000
 Accounts payable, trade                               420,543          296,149
 Accrued expenses                                       17,059           20,826
  Other payables                                        15,500           15,815
                                                   -----------      -----------
    Total current liabilities                          819,938          740,966
                                                   -----------      -----------

Long term debt:
 Notes payable, bank                                    80,626          105,076
 Note payable-other                                     12,303             --
 Less current portion                                   43,239           42,000
                                                   -----------      -----------
    Total long term debt                                49,690           63,076
                                                   -----------      -----------

Stockholders' Equity (Deficit)
  Preferred Stock, $.01 par value,
    1,000,000 shares authorized,
    200,000 shares issued and
    outstanding                                          2,000            2,000
  Common Stock, $.001 par value,
    10,000,000 shares authorized,
    7,811,774 shares at June 30, 1999
    and 7,259,410 at March 31,
    1999 issued and outstanding                          7,812            7,259
  Additional paid-in capital                         1,133,307          581,495
 Deficit                                              (894,334)        (761,822)
                                                   -----------      -----------
Total Liabilities and
          Stockholders' Equity                     $ 1,118,413      $   632,974
                                                   ===========      ===========

The accompanying notes are an integral part of these statements.

                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended
                                                                    June 30,
                                                                      1999
                                                                      ----


Operating revenues:
 Oil and gas revenues                                              $  72,713
 Overhead income                                                      18,518
 Service income                                                      421,764
 Equipment rental income                                                --
 All other income                                                        544
                                                                   ---------
     Gross revenue                                                   513,539
                                                                   ---------
Operational costs:
 Direct Costs                                                        445,250
 Depreciation, depletion and amortization                             17,819
 Selling, general and administrative                                 175,768
                                                                   ---------

  Total operating costs                                              638,837
                                                                   ---------
     Net loss from operations                                       (125,298)

Other income (expenses)
    Interest income                                                      149
    Sale of assets                                                       775
    Interest expense                                                  (8,138)
                                                                   ---------
    Net income (loss)                                              $(132,512)
                                                                   =========


The accompanying notes are an integral part of these statements.

                      CNH HOLDINGS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              Three Months Ended
                                                                 June 30, 1999
                                                                 -------------
Cash flows from operating activities:
  Net (loss)                                                       $(132,512)
  Add non-cash items:
    Depreciation, depletion and amortization                          17,819
    Decrease in accounts receivable, net                            (287,100)
    Decrease in stock subscriptions receivable                           285
    (Increase) in employee advances                                  (36,626)
    (Increase) in notes receivable                                       (28)
    Increase in accounts payable                                     124,394
    (Decrease) in other payables                                        (315)
    (Decrease) in accrued expenses                                    (3,767)
     Increase in notes payable - banks                                56,021
    (Decrease in notes payable - shareholders                        (98,600)
    Increase in current portion long-term debt                         1,239
                                                                   ---------
    Net cash flows (used) in operating activities                   (359,190)
                                                                   ---------

Cash flows from investing activities:

Net increase of other equipment                                       (4,312)
Increase in utility deposits                                            (150)
                                                                   ---------
    Net cash flows (used) in investing activities                     (4,462)
                                                                   ---------
Cash flows from financing activities:
 Proceeds from other long term borrowing                              13,317
 Reduction of long term debt                                         (26,703)
Proceeds from sale of common stock                                   552,365
                                                                   ---------
    Net cash flows from financing activities                         538,979
                                                                   ---------
    Net increase in cash                                             175,327
Cash at beginning of period                                           29,103
                                                                   ---------
Cash at end of period                                              $ 204,430
                                                                   =========



The accompanying notes are an integral part of these statements.



                                   CNH HOLDINGS COMPANY AND SUBSIDIARIES
                                     STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                Total
                   Preferred    Common  Preferred Stock   Common Stock           Accumulated    Equity
                     Shares     Shares       Amount         Amount      APIC       Deficit     (Deficit)
                     ------     ------       ------         ------      ----       -------     ---------
Balance at
March 31, 1999       200,000   7,259,410   $   2,000         7,259     581,495    (761,822)    (171,068)

Exercise of
   Options              --       617,564        --             553     551,812        --        552,365

Net loss for
  Three months
   Ended June 30        --          --          --            --          --      (132,512)    (132,512)

Balance at
June 30, 1999        200,000   7,811,774       2,000         7,812   1,133,307    (894,334)     248,785
                   =========   =========   =========     =========   =========   =========    =========


The accompanying notes are an integral part of these statements.


                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
            CONDENSED FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


ORGANIZATION

The Company now operates under three divisions, Norm Services Group, Inc., an oilfield services operation, Southport Environmental and Development, Inc., a producing and exploration oil and gas company, and NSG Rentals, an equipment leasing company, primarily to the oil and gas industry.

ACCOUNTING PRINCIPLES

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents.

Depreciation and Depletion: Depreciable property, plant and equipment are depreciated over their estimated useful lives using the straight-line method over estimated lives of three to seven years. Depletion of oil and gas properties is computed on the units of production method. Organization costs are amortized evenly over a period of sixty months.

RESTRICTED CASH

One of the Company's subsidiaries factors its accounts receivable to a bank. As of June 30, 1999, $200,000 of accounts receivable had been factored and a cash balance had been reserved by the bank in the amount of $37,317.

ACCOUNTS RECEIVABLE

Various accounts receivable of NORM Services Group, Inc. have been factored to a financial institution. As the accounts are factored, it is the Company's policy to show that account as having been paid. The Company pays a 3% fee to the financial institution as the accounts are factored. In addition, a reserve account has been established whereby 10% of the factored is deposited. This is the amount of restricted cash as presented on the balance sheet. The reserve account was established in order to cover any losses which may arise due to non payment of the account by the customer to the financial institution. At the end of every month the financial institution evaluates the unpaid invoices and the balance in the reserve account in order to determine the reserve requirement. Any excess amount in the reserve account is then transferred to the Company's general operating account. Should the account have to be repurchased from the financial institution, it is then restored to accounts receivable.

NOTES PAYABLE

Notes payable to banks currently bears interest at rates varying from 8.75% to 10.5% per annum. The proceeds of the notes were used primarily for working capital purposes. Management expects to renew these notes when they become due.

LONG TERM DEBT

The following is a summary of long term debt:

Note payable to Regions Bank, in the original amount
Of $95,000, payable in monthly installments of $3,553,
including interest at the rate of 9%, secured by equipment            $80,626

Note payable to GMAC, in the original amount of
$13,317, payable in monthly installments of $613,
including interest at the rate of 9.75%, secured by vehicle            12,303
                                                                      -------
                                                                       92,929
Less current portion                                                   43,239
                                                                      -------
                                                                      $49,690
                                                                      =======

The following is a schedule of long term debt maturities:

       06-30-00                           $43,239
       06-30-01                            46,164
       06-30-02                             3,526
                                          -------
                                          $92,929
                                          =======

REPORTABLE SEGMENT DATA

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 introduces a new model for segment reporting called the management approach. The management approach is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance.

SFAS 131 requires disclosures for each segment that are similar to those required under previous standards with the addition of limited quarterly disclosure requirements.

There are no differences to the 1998 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included therein. In addition, there has been no material change in total assets of the segments from the amounts disclosed in the 1998 annual report. Financial information about the Company's operating segments for the first quarter of 1999 as required under SFAS 131 is as follows:


                           Oil Field    Oil & Gas    Equipment
                           Services     Production    Rentals   Administrative   Total
                           --------     ----------    -------   --------------   -----
Revenue from external
     Customers             $ 421,764    $  91,775    $       0    $       0    $ 513,539
Interest revenue                 149            0            0            0          149
Interest expense               3,175            0        1,919        3,044        8,138
Depreciation, depletion
     and amortization          9,081        3,150        5,588            0       17,819
Segment profit (loss)        (88,852)        (107)      (8,397)     (35,156)    (132,512)
Expenditures for segment
     assets                    4,312            0            0            0        4,312


1999 STOCK OPTION PLAN

On January 25, 1999, the Company's Board of Directors adopted a stock option plan in which all full time employees of the Company and its subsidiaries are eligible to participate. The plan will be administered by the Board, which may subsequently appoint a committee for this purpose. The plan sets aside up to 1,000,000 shares of common stock to cover options to be granted over the term of the plan. The plan has a ten year term commencing January 25, 1999. The Company has filed a registration statement under the act to cover the shares issued under the plan. As of June 30, 1999, 810,000 shares have been granted, of which, 617,564 had been exercised.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------

Introduction: The following discussion has been prepared assuming the Company will continue as a going concern; however, the audit report for the financial statements as of and for the periods ended March 31, 1999, includes a caveat on this point. In reading the following, one should first consult the audit report, financial statements and footnotes, while keeping in mind the significant operating losses generated by the Company on a consolidated basis with its subsidiaries.

History: CNH Holdings Company, a Nevada corporation (the "Company"), was incorporated in Delaware on April 15, 1987. On June 15, 1998, the Company entered into a reorganization agreement (the "Southport Reorganization Agreement") with Southport Environmental and Development, Inc., a Nevada corporation ("Southport Environmental" or "SEDI"), and the shareholders of Southport Environmental pursuant to which the Company acquired all of the outstanding proprietary interest of Southport Environmental and 1/3rd of the outstanding proprietary interest of NORM Services, Group, Inc. ("NORM"), in a share for share exchange which resulted in Southport Environmental becoming a wholly owned subsidiary of the Company, NORM becoming a minority owned subsidiary of the Company and the shareholders of Southport Environmental acquiring control of the Company through their share ownership. The Company issued 6,000,000 common shares and 200,000 shares of the Class A: 10% Dividend Bearing Preferred Stock in the exchange. Pursuant to the Reorganization Agreement, the existing director and executive officer resigned and the Company appointed new directors and executive officers.

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

Results of Operations: The Company had no revenues, operating or otherwise, from 1991 through June 30, 1998. Correspondingly, all expenses during these periods were administrative in nature and immaterial in amount. Further, the acquisition by the Company of Southport Environmental, Inc. (SEDI), and 1/3rd of the outstanding interest of NORM Services Group, LLC, (subsequently exchanged for 1/3rd of NORM Services Group, Inc., in a tax-free roll-up of the LLC into a corporation) did not occur until June 15, 1998, and the acquisition by the Company of the remaining 2/3rds interest in NORM Services Group, Inc., did not occur until August 7, 1998. SEDI and NORM did not have significant operations during the corresponding period of the previous fiscal year. No meaningful comparison, therefore, can be made between the fiscal period covered by this report and the corresponding period of the previous fiscal year. For this reason, the financial results for the first quarter of fiscal 1999 have not been presented.

The primary revenue sources for the Company during the first quarter of fiscal 2000 were from oil field services and oil and gas sales. Operating costs during the first fiscal quarter of 2000 primarily consisted of cost of sales, administrative and general expenses and depreciation, depletion and amortization. Operating costs during the first fiscal quarter of 1999 were solely administrative in nature. The foregoing resulted in a net loss from operations during the first quarter of fiscal 2000.

Management at present is devoting itself to increasing gross revenues and reducing administrative and general expenses, and has implemented steps and procedures to better assure itself on the profitability of its services contracts. There can be no assurance these efforts will be successful.

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

                           PART II - OTHER INFORMATION

Item 1. Litigation
------------------

No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

Item 2. Change in Securities
----------------------------

This item is not applicable to the Company for the period covered by this report.

Item 3. Defaults Upon Senior Securities
---------------------------------------

This item is not applicable to the Company for the period covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

There were no meetings of security holders during the period covered by this report; thus, this item is not applicable.

Item 5. Other Information
-------------------------

There is no additional information which the Company is electing to report under this item at this time.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

This item is not applicable to the Company for the period covered by this report.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of September, 1999.

CNH Holdings Company (Registrant)


By: /s/ Larry V. Tate
---------------------
Larry V. Tate, Chief Executive Officer



By: /s/ Helen Wallace
---------------------
Helen Wallace, Chief Financial
and Accounting Officer
and Treasurer

*   *   *   *   *  *  *