Form 10QSB
period 1999-09-30
CNH HOLDINGS CO
filed 1999-11-23
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1999

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:  0-17304


                              CNH Holdings Company
                      (Exact name of small business issuer
                          as specified in its charter)

     Nevada                                                   11-2867201
 (State or other                                          (I.R.S. employer
 jurisdiction of                                        Identification number)
 incorporation or
  organization)

P.O. Box 832, Kilgore, Texas                                    75663
   (Address of principal                                      (Zip Code)
     executive offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 25, 1999, there were approximately 7,811,774 shares outstanding.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        September 30      March 31
ASSETS                                                      1999            1999
------                                                      ----            ----

Current Assets:
  Cash on deposit                                        $    75,343    $     9,309
  Cash (restricted)                                            1,674         19,794
                                                         -----------    -----------
      Total cash                                              77,017         29,103
                                                         -----------    -----------
Receivables:
 Trade                                                       439,023         80,736
 Stock subscription                                            3,500            535
    receivable
 Employee advances                                               100           --
 Note receivable                                              34,528         34,500
                                                         -----------    -----------
                                                             477,151        115,771
Less allowance for doubtful accounts                          93,356         59,673
                                                         -----------    -----------
Total Receivables                                            383,795         56,098
                                                         -----------    -----------
                                                         -----------    -----------
Total current assets                                         460,812         85,201
                                                         -----------    -----------
Property, Plant and Equipment
Land                                                          70,000         70,000
Oil and gas leasehold costs                                  197,833        154,937
Other equipment                                              358,700        372,019
                                                         -----------    -----------
Less accumulated depreciation and depletion                   84,302         54,350
                                                         -----------    -----------
 Net property, plant and equipment                           542,231        542,606
                                                         -----------    -----------

Other assets:
Organization costs, net of accumulated amortization            1,317          1,517
Deposits                                                       3,520          3,650
                                                         -----------    -----------
Total Other Assets                                       $     4,837    $     5,167

Total Assets                                             $ 1,007,880    $   632,974
                                                         ===========    ===========




                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

Accounts payable                                         $   664,587    $   296,149
Other payables                                                18,750         15,815
Accrued expenses                                              18,683         20,826
Notes-Banks                                                  340,893        237,576
Note-other                                                    10,000         10,000
Note-shareholder                                              20,000        118,600
Current portion
 Long-term debt                                               43,450         42,000
                                                         -----------    -----------
Total current liabilities                                  1,116,363        740,966
                                                         -----------    -----------

Long term debt:
Notes payable, bank                                           71,180        105,076
Note payable-other                                            10,226           --
Less current portion                                          43,450         42,000
                                                         -----------    -----------

Total long term debt                                          37,956         63,076
                                                         -----------    -----------

Stockholders' Equity (Deficit)
Preferred Stock, $.01 par value, 1,000,000 authorized,
 200,000 issued and outstanding                                2,000          2,000
Common Stock, $.001 par value, 10,000,000 authorized,
   7,811,774 issued and outstanding                            7,812          7,259

Additional paid-in capital                                 1,133,307        581,495
Deficit                                                   (1,289,558)      (761,822)
                                                         -----------    -----------

Total Liabilities and Stockholders' Equity               $ 1,118,413    $   632,974
                                                         ===========    ===========


The accompanying notes are an integral part of these statements.


                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three and Six Months Ended September 30, 1999

REVENUES:
Oil and gas revenues                               $    88,669      $   161,382
Overhead income                                         17,160           35,678
Service income                                         100,905          522,669
Equipment rental income                                  8,000            8,000
Other                                                      460            1,004
                                                   -----------      -----------
Total Revenues                                     $   215,194      $   728,733
                                                   ===========      ===========
COSTS AND EXPENSES:
Direct Costs                                       $   501,074      $   946,324
Depreciation, depletion and amortization                17,808           35,627
Selling, general and administrative                    124,395          300,163

Total operating costs                              $   643,277      $ 1,282,114
                                                   -----------      -----------
Net loss from operations                           $  (428,083)     $  (553,381)

OTHER INCOME (EXPENSES):
Interest income                                            130              279
Sale of assets                                          43,833           44,608
Interest expense                                       (11,105)         (19,243)
                                                   -----------      -----------
Total other income
   (Expenses)                                      $    32,858      $    25,644
                                                   -----------      -----------
Net income (loss)                                  $  (395,225)     $  (527,737)
                                                   ===========      ===========


The accompanying notes are an integral part of these statements.

                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           Three and Six Months Ended
                               September 30, 1999

                                                        Three Months  Six Months
                                                        ------------  ----------
OPERATING ACTIVITIES:
 Net (loss)                                              $(395,225)   $(132,512)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation, depletion and amortization                    17,808       35,627
Gain on sale of assets                                     (43,833)     (43,833)
(Increase)Decrease in accounts receivable-trade, net       (37,504)    (324,604)
(Increase)Decrease in stock subscriptions receivable        (3,250)      (2,965)
(Increase) decrease in employee advances                    36,526         (100)
(Increase) decrease in notes receivable                       --            (28)
Increase (decrease) in accounts payable                    244,044      368,438
Increase (decrease) in other payables                        3,250        2,935
Increase (decrease) in accrued expenses                      1,624       (2,143)
Increase (decrease) in notes payable - banks                47,296      103,317
Increase (decrease) in notes payable - other                  --           --
Increase (decrease) in notes payable - shareholders           --        (98,600)
Increase (decrease) in current portion long-term debt          211        1,450
                                                         ---------    ---------
Net cash provided(used) by operating activities          $(129,053)   $(488,243)
                                                         ---------    ---------

INVESTING ACTIVITIES:

Proceeds from sale of assets                             $  67,961    $  67,961
Purchase of oil and gas properties                         (50,800)     (50,800)
Net increase of other equipment                             (4,067)      (8,379)
(Increase) decrease in utility deposits                       --            130
                                                         ---------    ---------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES         $  13,374    $   8,912
                                                         ---------    ---------
FINANCING ACTIVITIES

Proceeds from other long term borrowings                 $    --      $  13,317
Reduction of long term debt                                (11,734)     (38,437)
Proceeds from sale of common stock                            --        552,365
                                                         ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                $ (11,734)   $ 527,245

INCREASE IN CASH                                         $(127,413)   $  47,914

Cash at beginning of period                                204,430       29,103
                                                         ---------    ---------
CASH AT END OF PERIOD                                    $  77,017    $  77,017
                                                         =========    =========


The accompanying notes are an integral part of these statements.



                                CNH HOLDINGS COMPANY AND SUBSIDIARIES
                                  STATEMENT OF STOCKHOLDERS' EQUITY
                               (Nine Months Ended September 30, 1999)

                                                                Additional     Retained
                                    Preferred       Common       Paid-In       Earnings         Total
                                    ---------       ------       -------       --------         -----

Balance at March 31, 1999          $     2,000   $     7,259   $   581,495   $   761,822)      (171,068)

Exercise of Options                       --             553       551,812          --          552,365

Net loss for Three months
Ended June 30                             --            --            --        (132,512)      (132,512)
                                   -----------   -----------   -----------   -----------    -----------
Balance at June 30, 1999                 2,000         7,812     1,133,307      (894,334)       248,785

Net loss for three months
ended September 30, 1999                  --            --            --        (395,225)      (395,225)
                                   -----------   -----------   -----------   -----------    -----------
Balance as of September 30, 1999   $     2,000   $     7,812   $ 1,133,307   $(1,289,599)   $  (146,440)
                                   ===========   ===========   ===========   ===========    ===========



The accompanying notes are an integral part of these statements.


                              CNH HOLDINGS COMPANY
                                AND SUBSIDIARIES
            CONDENSED FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1. ORGANIZATION

I.S.B.C. Corp. was incorporated in Delaware on April 15, 1987. On January 29, 1988, I.S.B.C. Corp. completed a public offering of 800,000 units at a price of $.50 per unit, consisting of one share of common stock and three redeemable warrants. All unexercised warrants have now expired.

On June 27, 1988, I.S.B.C. Corp. issued 21,000,000 shares of its common stock in exchange for all of the outstanding shares of Coral Group, Inc. Subsequent to the exchange of stock, I.S.B.C. Corp. changed its name to Coral Companies, Inc. Coral Group, Inc. was incorporated on March 12, 1984, and commenced operations in November, 1984. Coral Group, Inc.'s primary business was the marketing of computer hardware and software as well as providing consulting services, installation support, training programs and software maintenance for its customers. Since the shareholders of Coral Group, Inc. owned approximately 85% of Coral Companies, Inc. immediately after the exchange, the stock exchange was accounted for as a reverse acquisition of Coral Companies, Inc. by Coral Group, Inc. The Company, subsequent to the acquisition of the Coral Group changed its name to CNH Holdings Company and its domicile to Nevada.

The Company previously had outstanding a class of preferred stock which was entitled to one vote per share, was not entitled to receive any dividends that may have been declared and had a liquidation preference of $0.02 per share. The preferred stock was previously converted to common stock, and the liquidation preference of $220,000 was reclassified from preferred stockholders' equity to common stockholders' equity.

On May 30, 1996, the Company effected a reverse one for one thousand capital share split. Concurrently, the authorized number of common shares was increased to 10,000,000, $.001 par value per share and 1,000,000 preferred shares, $.01 par value. After the split, there were 19,228 common shares outstanding. Subsequently, 380,772 shares of $.001 par value common shares were issued to individuals in exchange for services rendered.

On December 9, 1997, the Company entered into a reorganization agreement (DRC Reorganization Agreement) with GNC Corporation, a Nevada corporation (GNC), and the sole shareholder of GNC, that being DRC, Inc., a Nevada corporation (DRC). The Company agreed to acquire all of the outstanding proprietary interest of GNC in a share for share exchange which subsequently resulted in GNC becoming a wholly owned subsidiary of the Company and DRC acquiring control of the Company through its share ownership. The acquisition was rescinded due to the failure of GNC and DRC to deliver the required financial statements.

On June 18, 1998 the Company acquired Southport Environmental and Development, Inc. in a share for share exchange, which resulted in the Company issuing 6,000,000 common shares and 200,000 preferred shares. Concurrent with the acquisition, there was a change in control and the management of the Company.

The Company now operates under three divisions, Norm Services Group, Inc., an oilfield services operation, Southport Environmental and Development, Inc., a producing and exploration oil and gas company, and NSG Rentals, an equipment leasing company, primarily to the oil and gas industry.

2. ACCOUNTING PRINCIPLES

A. Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

B. Cash: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents.

C. Depreciation and Depletion: Depreciable property, plant and equipment are depreciated over their estimated useful lives using the straight line method over estimated lives of three to seven years. Depletion of oil and gas properties is computed on the units of production method. Organization costs are amortized evenly over a period of sixty months.

D. RESTRICTED CASH

One of the Company's subsidiaries factors its accounts receivable to a bank. As of September 30, 1999, $16,740 of accounts receivable had been factored and a cash balance had been reserved by the bank in the amount of $1,674.

E. ACCOUNTS RECEIVABLE

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

F. NOTES PAYABLE

Notes payable to banks currently bears interest at rates varying from 8.75% to 10.5% per annum. The proceeds of the notes were used primarily for working capital purposes. Management expects to renew these notes when they become due.

G. LONG TERM DEBT

The following is a summary of long term debt:

Note payable to Regions Bank,
in the original amount Of $95,000,
payable in monthly installments
of $3,553, including interest
at the rate of 9%, secured by equipment            $71,180

Note payable to GMAC, in the
original amount of $13,317,
payable in monthly installments
of $613, including interest at
the rate of 9.75%, secured by
vehicle                                             10,226

                                                    81,406
Less current portion                                43,454
                                                   -------
                                                   $37,956
                                                   =======

The following is a schedule of long term debt maturities:


09-30-00                             $43,450
09-30-01                              37,956
                                    --------
                                     $81,406
                                    ========

3. REPORTABLE SEGMENT DATA

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


                                   Oil Field  Oil & Gas    Equipment
                                   Services   Production    Rentals  Administrative    Total
                                   --------   ----------    -------  --------------    -----

Revenue from external Customers   $ 530,669    $ 198,064   $       0    $       0    $ 728,733
Interest revenue                        279            0           0            0          279
Interest expense                      8,460        1,017       4,478        5,288       19,243
Depreciation, depletion
     and amortization                17,784        6,300      11,175          368       35,627
Gain(Loss) sale of assets           (11,759)      56,368      44,609
Segment profit (loss)              (498,661)      65,809     (16,747)     (78,138)    (527,737)
Expenditures for segment assets       8,379       50,800           0            0       59,179


4. 1999 STOCK OPTION PLAN

On January 25, 1999, the Company's Board of Directors adopted a stock option plan in which all full time employees of the Company and its subsidiaries are eligible to participate. The plan will be administered by the Board, which may subsequently appoint a committee for this purpose. The plan sets aside up to 1,000,000 shares of common stock to cover options to be granted over the term of the plan. The plan has a ten year term commencing January 25, 1999. The Company has filed a registration statement under the act to cover the shares issued under the plan. As of September 30, 1999, 810,000 have been granted, of which, 617,564 have been exercised.

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

History: CNH Holdings Company, a Nevada corporation (the Company), was incorporated in Delaware on April 15, 1987. On June 15, 1998, the Company entered into a reorganization agreement (the Southport Reorganization Agreement) with Southport Environmental and Development, Inc., a Nevada corporation (Southport Environmental or SEDI), and the shareholders of Southport Environmental pursuant to which the Company acquired all of the outstanding proprietary interest of Southport Environmental and 1/3rd of the outstanding proprietary interest of NORM Services, Group, Inc. (NORM), in a share for share exchange which resulted in Southport Environmental becoming a wholly owned subsidiary of the Company, NORM becoming a minority owned subsidiary of the Company and the shareholders of Southport Environmental acquiring control of the Company through their share ownership. The Company issued 6,000,000 common shares and 200,000 shares of the Class A: 10% Dividend Bearing Preferred Stock in the exchange. Pursuant to the Reorganization Agreement, the existing director and executive officer resigned and the Company appointed new directors and executive officers.

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

The primary revenue sources for the Company during the first six months of fiscal 2000 were from oil field services and oil and gas sales. Operating costs during the first fiscal quarter of 2000 primarily consisted of cost of sales, administrative and general expenses and depreciation, depletion and amortization. Operating costs during the first fiscal quarter of 1999 were solely administrative in nature. The foregoing resulted in a net loss from operations during the first six months of fiscal 2000.

Management at present is devoting itself to increasing gross revenues and reducing administrative and general expenses, and has implemented steps and procedures to better assure itself on the profitability of its services contracts. There can be no assurance these efforts will be successful.

Liquidity and Capital Resources: The Company had no liquidity sources from fiscal 1990 through the calendar year ended 1997; however, a stock subscription by a consultant provided a source of liquidity through 1998 and the first three months of fiscal 1999. All administrative matters through June 15, 1998, were provided for by the executive officer of and attorney for the Company in exchange common stock issued to them on May 3, 1996. Cash flows from operations provided liquidity to SEDI and NORM for fiscal 1998 and fiscal 1999; however, each of these entities suffered a loss from operations in each of these years. NORM has factored various of its accounts receivable to a financial institution, paying a 3% fee to the financial institution, which requires a reserve where 10% of the amount factored is deposited so as to cover any collection failures. The reserve account is balanced out at the end of each month. On June 23, 1999, the Company received approximately $500,000 in equity proceeds. The Company will use these proceeds in operations. The Company has also increased its borrowings from its financial institution.

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


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of November, 1999.

CNH Holdings Company (Registrant)


By: /s/ Larry V. Tate
---------------------
Larry V. Tate,
Chief Executive Officer

By: /s/ Helen Wallace
---------------------
Helen Wallace,
Chief Financial
and Accounting Officer
and Treasurer
                                  * * * * * * *