Form 10QSB
period 1999-12-31
CNH HOLDINGS CO
filed 2000-02-23
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended December 31, 1999

                         Commission File Number 0-17304

                              CNH HOLDINGS COMPANY
                         (FORMERLY CORAL COMPANIES INC.)
               (Exact name of registrant as specified in charter)

                                     Nevada
                                   11-2867201
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                   7457 Harwin Drive, Suite 304 Houston, Texas
                                     77036
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code                (713) 780-3178
                                                                  --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No -

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1999, the Company had outstanding 7,811,774 shares of its common stock, par value $0.001.

ITEM 1. FINANCIAL STATEMENTS

                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                        Unaudited                  Audited
                                       December 31,                March 31,
                                          1999                       1999
ASSETS                                    ----                       ----
Current Assets:
  Cash on deposit                      $   292,426                  $   9,309
  Cash (restricted)                             --                     19,794
                                       -----------                -----------
      Total cash                           292,426                     29,103
                                       -----------                -----------
Receivables:
 Trade                                     135,788                     80,736
 Stock subscription                          3,500                        535
   receivable
 Employee advances                             400                         --
 Note receivable                                --                     34,500
                                       -----------                -----------
                                           139,688                    115,771
Less allowance for doubtful accounts        11,763                     59,673
                                       -----------                -----------
Total Receivables                          127,925                     56,098
                                       -----------                -----------
Total current assets                       420,351                     85,201
                                       -----------                -----------
Property, Plant and Equipment
Land                                        70,000                     70,000
Oil and gas leasehold costs                199,697                    154,937
Other equipment                            297,056                    372,019
                                       -----------                -----------
Less accumulated depreciation
  and depletion                             84,450                     54,350
                                       -----------                -----------
 Net property, plant and equipment         482,303                    542,606
                                       -----------                -----------

Other assets:
Organization costs,
  net of accumulated amortization            2,870                      1,517
Deposits                                     3,445                      3,650
                                       -----------                -----------
Total Other Assets                      $    6,315                  $   5,167
Total Assets                            $  908,969                  $ 632,974
                                        ==========                  =========

                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                        Unaudited                  Audited
                                       December 31,                March 31,
                                          1999                       1999
LIABILITIES AND STOCKHOLDERS' EQUITY      ----                       ----

Current liabilities:

Accounts payable                        $  557,231                $  296,149
Other payables                              18,750                    15,815
Accrued expenses                               825                    20,826
Notes-Banks                                323,954                   237,576
Note to Texas Capital Advisors             250,000                        --
Note-other                                  10,000                    10,000
Note-shareholder                            20,000                   118,600
Current portion
 Long-term debt                             48,500                    42,000
                                       -----------               -----------
Total current liabilities                1,229,260                   740,966
                                       -----------               -----------
Long term debt:
Notes payable, bank                         60,732                   105,076
Note payable-other                           8,624                        --
Less current portion                        48,500                    42,000
                                       -----------               -----------
Total long term debt
                                            20,856                    63,076
                                       -----------               -----------

Stockholders' Equity (Deficit)
Preferred Stock, $.01 par value,
  1,000,000 authorized,
  200,000 issued and outstanding             2,000                     2,000
Common Stock, $.001 par value,
  10,000,000 authorized,
  7,811,774 issued and outstanding           7,812                     7,259

Additional paid-in capital               1,133,307                   581,495
Deficit                                 (1,484,265)                 (761,822)
                                       -----------               -----------

Total Liabilities and
  Stockholders' Equity                  $  908,969               $   632,974
                                       ===========               ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Unaudited
                                                  Three Months Ended
                                          December 31,            December 31,
                                             1999                    1998
                                             ----                    ----
REVENUES:
Oil and gas revenues                      $   95,613              $   62,022
Overhead income                               18,993                  24,726
Service income                                    --                 112,716
Equipment rental income                       12,000                  13,674
Other                                          1,634                      --
                                         -----------             -----------
Total Revenues                               128,240                 213,138
                                        ------------             -----------
COSTS AND EXPENSES:
Direct Costs                                 195,512                 246,328
Depreciation, depletion
  and amortization                            16,509                   9,591
Selling, general and administrative           77,129                  95,785

Total operating costs                        289,150                 351,704
                                         -----------              ----------
Net loss from operations                    (160,910)               (138,566)

OTHER INCOME (EXPENSES):
Interest income                                   11                      77
Sale of assets                               (18,201)                     --
Interest expense                             (15,607)                (13,991)
                                         -----------              ----------
Total other income
(Expenses)                                   (33,797)                (13,914)
                                         -----------              ----------
Net income (loss)                        $  (194,707)            $  (152,480)
                                         ===========             ===========

The accompanying notes are an integral part of these consolidated financial statements

                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Unaudited
                                             Nine Months Ended
                                     December 31,             December 31,
                                        1999                     1998
                                        ----                     ----
REVENUES:
Oil and gas revenues                 $  256,995               $   83,870
Overhead income                          54,671                   32,527
Service income                          522,669                  330,281
Equipment rental income                  20,000                   17,660
Other                                     2,638                   11,265
                                    -----------              -----------
Total Revenues                          856,973                  475,603
                                   ------------              -----------
COSTS AND EXPENSES:
Direct Costs                          1,141,836                  488,681
Depreciation, depletion and
  amortization                           52,136                   20,038
Selling, general and
  administrative                        377,292                  214,483

Total operating costs                 1,571,264                  723,202
                                    -----------              -----------
Net loss from operations               (714,291)                (247,599)

OTHER INCOME (EXPENSES):
Interest income                             290                      244
Sale of assets                           26,407                       --
Interest expense                        (34,850)                 (33,397)
                                    -----------               ----------
Total other income
(Expenses)                              ( 8,153)                 (33,153)
                                    -----------               ----------
Net income (loss)
                                    $  (722,444)              $ (280,752)
                                    ===========               ==========

The accompanying notes are an integral part of these consolidated financial statements

                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Unaudited
                                            Nine Months Ended
                                     December 31,          December 31,
                                         1999                 1998
                                         ----                 ----
OPERATING ACTIVITIES:
 Net (loss)                          $  (722,444)          $  (280,752)
Adjustments to reconcile
  net income (loss) to net
  cash provided by operating
  activities:
Depreciation, depletion
  and amortization                        52,136                20,037
Gain on sale of assets                   (26,407)
(Increase)Decrease in accounts
  receivable-trade, net                  (68,489)              (88,060)
(Increase)Decrease in stock
  subscriptions receivable                (3,250)               83,250
(Increase) decrease in employee
  advances                                  (115)             (102,519)
(Increase) decrease in notes
  receivable                                  28               (34,500)
Increase (decrease) in accounts
  payable                                256,213               308,496
Increase (decrease) in other
  payables                                 3,250                    --
Increase (decrease) in accrued
  expenses                               (15,446)                6,937
Increase (decrease) in notes
  payable - banks                       (237,356)                   --
Increase (decrease) in notes
  payable - other                        (10,000)                   --
Increase (decrease) in notes
  payable - shareholders                (108,600)               58,600
Increase (decrease) in current
  portion long-term debt                 (42,220)                   --
                                     -----------           -----------
Net cash provided(used) by
  operating activities                  (922,700)              (28,511)
                                     -----------           -----------
INVESTING ACTIVITIES:
Proceeds from sale of assets             110,186                    --
Purchase of oil and gas properties       (53,129)             (144,146)
Net increase of other equipment          (23,837)              (40,198)
(Increase) decrease in utility
  deposits                                   205                (3,650)
Purchase of land                                               (70,000)
Increase in organizational costs                                (1,767)
Purchase of net book value of
  other equipment due to
  acquisition                                                 (214,720)
                                      ----------          ------------
NET CASH PROVIDED (USED) IN
  INVESTING ACTIVITIES                    33,425              (474,481)
                                      ----------          ------------
FINANCING  ACTIVITIES
Proceeds from other long
  term borrowings                        583,639               163,733
Reduction  of long term debt            (233,405)              (12,776)
Proceeds  from Texas  Capital
  Advisors                               250,000                    --
Proceeds from sale of common
  stock                                  552,364               294,155
Proceeds from mortgage note
  payable                                                       70,000
Proceeds from sale of preferred
  stock                                                          2,000
                                       ---------          ------------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                           1,152,598               517,112

INCREASE IN CASH                         263,323                14,120
Cash at beginning of period               29,103                    --
                                       ---------             ---------
CASH AT END OF PERIOD                 $  292,426             $  14,120
                                       =========             =========

The accompanying notes are an integral part of these consolidated financial statements

                      CNH HOLDINGS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                   (Unaudited)

1.      GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended March 31, 1999 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of December 31, 1999 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on form 10-KSB for the year ended March 31, 1999 and the notes to the quarterly 10-QSB for the periods ended June 30,1999 and September 30,1999 as filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-QSB. There have been no significant changes in the information in those notes other than from normal business activities of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein

Introduction: The following discussion has been prepared assuming the Company will continue as a going concern; however, the audit report for the financial statements as of and for the periods ended March 31, 1999, includes a caveat on this point. In reading the following, one should first consult the audit report, financial statements and footnotes, while keeping in mind the significant operating losses generated by the Company on a consolidated basis with its subsidiaries.

BUSINESS

Business developments occurring during the quarter ended December 31, 1999:

CNH Holdings Company, Inc. (the "Company") organized a new 100% wholly-owned subsidiary named Telenergy Communications, Inc. ("Telenergy").

Telenergy designs, supplies, and services advanced communications solutions for application in the global energy and energy services industries. Telenergy's customized solutions incorporate various existing communication technologies and platforms and are designed to keep its customers on the forefront of "connectivity."

Telenergy's mission is to be the leader in the specialized energy communications market and to create a sustainable competitive advantage over its rivals. Market leadership and sustainable advantage are achieved through Telenergy's commitment to continually add the most value for its customers by designing, supplying, and servicing superior quality communications solutions at the lowest deliverable costs.

Telenergy has developed a mobile voice and data communications solution using a Hughes Network Systems ("HNS"), a unit of Hughes Electronics Company, satellite-based private network that will make oil and gas exploration more efficient and less costly. Incorporating HNS' very small aperture terminals
(VSATs), the Telenergy "PES-8000(TM)" provides voice, fax, and data communications between company data centers or headquarters and remote drilling sites.

Management anticipates that the PES-8000 can reduce costs significantly by using satellite technology to bypass terrestrial communications links to remote oil and gas facilities. For no additional charges, remote facilities are enabled for fax transmissions and even more importantly, the data networking that is critical in their exploration, production, and development process. With secured PES-8000 data networks in place, each remote facility becomes an independent node within a specialized network. Drilling and geologic data can be transmitted to corporate headquarters instantaneously, enabling engineers to more quickly make quality decisions based on raw unfiltered data from the field.

The PES-8000 allows operators to control resources and maximize efficiency during the drilling phase of operations. Direct voice, fax, and data communications allow drilling sites to access the resources located at company headquarters facilities, which translates into more efficient and informed decisions at the well head. Additional benefits include incorporating remote sites into the company's wide area network and allowing remotely located employees e-mail and Internet access.

Telenergy and HNS have agreed to a five-year contract, under which HNS will supply its Personal Earth Station(TM) (PES) VSAT product and services for integration with Telenergy's PES-8000 system. A self-contained unit that requires minimal setup and installation, the PES-8000 is leased to Telenergy's domestic and international customers.

Although the Company anticipates substantial revenues to be generated from this new subsidiary there can be no assurance that such sales will occur.

On December 15, 1999, the Company entered into an agreement with Rancho Santa Fe Capital Partners to assist CNH in raising capital for its new telecommunications company. Management is seeking up to $5,000,000 of new capital to be funded within a 6 month period. These funds are intended to expand the presence of Telenergy in the marketplace. There can be no assurances given that this funding will occur.

On December 24, 1999, the Company secured a $500,000 bridge loan from Texas Capital Advisors, Inc. The purpose of the loan is to provide working capital for the Company and its subsidiaries. The loan is to be funded in 2 equal payments of $250,000 with the first payment being received at the end of December 1999. The basic terms of the loan agreement call for 15% interest per annum with the lump sum repayment of the loan and accrued interest on or before June 30, 2000. The loan is secured by a lien on any and all assets of the Company and its subsidiaries. Additional security is a stock pledge of 4,000,000 shares of the Company's common stock. Upon repayment of the entire loan and accrued interest, Texas Capital Advisors will return 1,000,000 of the common shares to the Company. The 4,000,000 shares of common stock represent approximately 43.5% of the Company's outstanding shares and have full voting power which represents a substantial change in control of the Company. The Company filed a Form SC 13D with the Securities and Exchange Commission in regards to this transaction and a more detail description of this transaction may be found by contacting the Commission. Management anticipates repaying the entire loan and interest when and if funding is received under the previously mentioned Rancho Santa Fe Capital agreement. The Company anticipates taking a substantial non-cash charge to earnings during the fourth quarter to reflect this issuance of this stock. The amount is not known at this time and again is non-cash in nature.

Business developments occurring subsequent to the quarter ended December 31, 1999:

In January 2000, the Company purchased Bolton Energy Services, Inc. for $100,000 in cash and 300,000 shares of the Company's common stock. The cash portion is payable in three payments over the next 12 months. Bolton Energy Services, Inc. is an oilfield down hole tool rental company with exclusive agencies for the Teledrift line of deviation tool products in east Texas, west Texas, New Mexico, the Gulf of Mexico, and Africa (excluding Egypt). Management anticipates that Bolton Energy will generate significant revenues and profits in future periods. There can be no assurances that such revenues and profits will occur.

On January 13, 2000, the Company sold its oil production subsidiary, Southport Environmental & Development, Inc. to Larry V. Tate and Gerald W. Pybas. As consideration for their purchase, Messrs. Tate and Pybas are returning approximately 3,000,000 shares of CNH common stock and 184,000 shares of CNH convertible preferred stock to CNH's treasury.

The sale of Southport is part of a reorganization plan with which the Company intends to focus its efforts and resources on growth opportunities and projects at its other subsidiaries. Telenergy Communications, Inc., a wholly-owned subsidiary of CNH, provides satellite communications and related services to customers in the energy industry. The NORM Services Group, Inc., another wholly-owned subsidiary of CNH, is an environmental company involved in the cleanup and remediation of non-hazardous oil field wastes. Bolton Energy Services, Inc., also a wholly-owned subsidiary of CNH, is an oilfield tool rental company.

As part of the reorganization plan, Mr. Tate has resigned his position as Chief Executive Officer of CNH and Mr. Pybas has resigned as President. On January 15, 2000, Robert A. Baker, former President of Texas United Chemical Company, was appointed Chief Executive Officer and President of CNH and President of CNH's wholly-owned subsidiary, The NORM Services Group, Inc.

In conjunction with the employment of Mr. Baker, the Company began relocating its corporate offices to Houston, Texas in January 2000. The Company is leasing approximately 400 square feet on a month-to-month basis from Texas Capital Advisors (the company that provided the aforementioned bridge loan). Management anticipates that this move will be completed prior to March 19, 2000.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company due to the substantial amount of changes that have occurred which were discussed in the previous caption.

At December 31, 1999, total current assets increased $335 thousand since March 31, 1999 (the Company's fiscal year end). The primary increase was in trade receivables and the $250 thousand of bridge loan funds received at the end of December 1999. All previously factored receivables have been repaid. There were not any substantial changes in any of the other assets of the Company. These assets include only $250,000 of the funding of the aforementioned $500,000 bridge loan. Total assets increased 44% for the nine months ended December 31, 1999.

Total liabilities increased $446 thousand or 56% for the nine months ended December 31, 1999 primarily as a result of increased borrowings and increased accounts payable in order to fund the operations pending the funding of the anticipated raising of additional capital. There are no assurances that such funding will occur.

The primary activity affecting the financial condition of the Company during the quarter was the decline in activity with the NORM Services Group. In part this was due to the reduction of personnel in the quarter and the complete involvement of other personnel in the completion of a single large project. As a consequence no new work was undertaken in this entity.

The on-going operations of the Company, and the NORM Services Group in particular, have been substantially impacted by the large cost overruns by the NORM Services Group over the past year and a half of operations. While there has been no defaults on bank notes, virtually all of the NORM Services Group, Inc. trade payables are seriously past due as of December 31, 1999. As part of the restructuring occurring within the Company, Management is currently evaluating the operations of the NORM Services Group and its ability to continue operations.

Overall Operating Results

Three months ended December 31, 1999 compared to three months ended December 31, 1998:

Net loss for the 3 months ended December 31, 1999 was $(160) thousand as compared to a loss of $(139) for the comparable previous year quarter. The primary source of revenue has been oil and gas revenues which increased to $96 thousand for the current quarter as compared to $62 thousand for the prior year. The primary difference in revenue was the lack of any service income during the current quarter. The reason for no service revenue was that The NORM Services Group had no billable activity during the quarter. Prior year quarter service revenue was $113 thousand. Direct operating cost decreased $51 thousand as a result of the lack of activity in The NORM Services Group during the current quarter. Total expenses (including direct cost, depreciation, amortization and depletion and operating expenses) decreased 18% during the current quarter. The newly formed Telenergy did not generate any revenue during the quarter and had $14 thousand in expenses. Management anticipates that this entity and the purchase of Bolton Energy Services will generate substantial revenues in future periods. There can be no assurances that these anticipated revenues will arise.

Nine months ended December 31, 1999 compared to nine months ended December 31, 1998:

Net loss for the current year nine-month period was $(714) thousand as compared to $(248) thousand for the prior year. Total revenues increased $381 thousand to $857 thousand or a 80% increase over the comparable period for 1998. The primary increases were in oil and gas and service revenues. Management anticipates that these revenues will decrease in the future due to the sale of Southport Environmental & Development, Inc. Future revenue prospects include the expansion of the Telenergy and Bolton subsidiaries. Even though revenues showed strong increases for the current year to date the associated costs and expenses increased at even a faster rate. Total cost and expenses increased 117% to $1.6 million over the prior year. Please refer to the "BUSINESS" section above for a discussion of the restructuring and financing that has occurred subsequent to December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company secured a $500 thousand bridge loan (of which $250 thousand was funded prior to December 31,1999) at the end of the quarter in order to fund future operations and is seeking up to $5 million in new capital. The Company has sustained substantial losses since its inception and as such received a going concern qualification in its audit report as of March 31, 1999. There can be no assurance that to sustain the continued growth of the Company will not require additional debt or equity offerings at some point in the future.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted FASB Statement 128. It is not expected that the Company will be impacted by other recently issued standards. FASB Statement 128 presents new standards for computing and presenting earnings per share (EPS). The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

FASB Statement 131 presents news standards for disclosures about segment reporting. The Company does not believe that this accounting standard applies to the Company as all operations of the Company are integrated for financial reporting and decision-making purposes.

YEAR 2000 PREPAREDNESS

The Company recognizes that computer systems and all forms of electronic technologies, information technologies and non-information technologies, could be adversely affected by the year 2000 date. This is because many systems and technology components use a two-digit field to represent the year in dates (e.g., "98" rather than "1998"). With the advent of year 2000, systems and programs may fail or produce incorrect data believing it is the year 1900, causing not just information technology problems but also business and operations problems.

The Company continues to evaluate its information technology infrastructure for Year 2000 compliance. The Company currently does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations or that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

The Company has not been materially affected with Y2K problems since December 31, 1999 to the date of this filing.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

FORWARD-LOOKING INFORMATION

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in the price of energy, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment. Furthermore, reference is also made to other sections of this report that include factors that could adversely impact the Company's business and financial performance.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for Management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b.  Reports on Form 8-K

      None

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        (Registrant) CNH Holdings Company
                              By     Robert A. Baker
                                     Chief Executive Officer and President

                            Date     February 21, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     By     Helen Wallace
                            Chief Financial and Accounting Officer and Treasurer

                            Date   February 21, 2000