Form 10KSB
period 2000-03-31
CNH HOLDINGS CO
filed 2000-07-13
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: March 31, 2000     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 0 17304

                              CNH Holdings Company
             (Exact name of registrant as specified in its charter)

            Nevada                                              11 2867201
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                           identification number)

         17659 Sun Meadow                                          17659
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (972) 248 4873

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 Par Value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K. [ ]

State the aggregate market value of the voting stock held by non affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: The common stock of registrant is listed and traded on the "Bulletin Board" maintained by the National Association of Securities Dealers, Inc. The quoted inside bid and asked prices for the common stock on June 30, 2000 were $.06 and $.12, respectively. There were 14,971,774 common shares outstanding on that date, of which 12,858,167 shares were held by non affiliates. The aggregate market value for the common stock held by non affiliates on that date was, therefore, $1,157,235.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of June 30, 2000 there were 14,971,774 common shares outstanding.

Registrant had no revenues during the fiscal year ended March 31, 2000.

Documents Incorporated by Reference: List hereunder the documents, if any, incorporated by reference and the part of this Form 10 KSB into which the document is incorporated: None.

PART I:

Item 1. Description of Business:

History: CNH Holdings Company, a Nevada corporation (the Company), was incorporated in Delaware on April 15, 1987, under the name of I.S.B.C. Corp. The Company subsequently changed its name first to Coral Companies, Inc., and then to CNH Holdings Company. Domicile was changed to Nevada in 1997. The Company conducted an initial public and secondary offerings during the 1980s.

SEDI and NORM: On June 15, 1998, the Company entered into a reorganization agreement (the SEDI Reorganization Agreement) with Southport Environmental and Development, Inc. (SEDI), and the shareholders of SEDI pursuant to which the Company acquired all of the outstanding proprietary interest of SEDI and, through SEDI, 1/3rd of the outstanding proprietary interest of NORM Services, Group, Inc. (NORM), in a share for share exchange which resulted in SEDI becoming a wholly owned subsidiary of the Company, NORM becoming a minority owned subsidiary of SEDI and the shareholders of SEDI acquiring control of the Company through their share ownership. The Company issued 6,000,000 common shares and 200,000 shares of preferred stock in this phase of the acquisiton. The majority of these shares were issued to Messrs. Larry V. Tate and Gerald W. Pybas. On August 7, 1998, the Company, through SEDI, acquired the remaining outstanding interest of NORM which was not then owned in a tax free reorganization, issuing 450,000 shares of common stock in exchange. NORM, on this date, had previously acquired all of the assets and liabilities of NSG Rentals, a Texas general partnership, in exchange for common stock of NORM which were concurrently exchanged for common shares of the Company.

On January 13, 2000, the Company reported the sale of SEDI, to Messrs. Larry V. Tate and Gerald W. Pybas. Messrs. Tate and Pybas, at that time, returned 3,000,000 shares of common stock and 184,000 shares of preferred stock to treasury. Subsequently, disagreements arose and litigation was initiated. On April 19, 2000, the SEDI Reorganization Agreement was rescinded by agreement between the parties. This agreement was made a formal order of the court (Texas Formal Court Order), as discussed below. The rescission resulted in the return of all shares of SEDI to Messrs. Tate and Pybas which the Company owned or claimed an ownership interest in effective the date of the original acquisition of SEDI. The rescission acted to return the Company to the same position it occupied on June 14, 1998, as if the acquisition of SEDI and NORM had never occurred and no acts of the board and executive officers governing the Company had transpired subsequent to June 14, 1998.

Telenergy: During the final quarter of calendar 1999, the board then governing the Company organized a wholly owned subsidiary, Telenergy Communications, Inc. (Telenergy). On April 19, 2000, the formation of Telenergy by the Company was rescinded under the Texas Formal Court Order. This rescission resulted in the transfer of all shares of Telenergy to a third party effective the date of formation. The rescission acted to return the Company to the same position it occupied on June 14, 1998, as if the formation of Telenergy had never occurred and no acts of the board and executive officers governing the Company had transpired subsequent to June 14, 1998.

Rancho Santa Fe Contract: On December 15, 1999, the Company entered into an agreement with Rancho Santa Fe Capital Partners to assist in raising capital for Telenergy. No capital was raised and the agreement was subsequently rescinded on April 19, 2000, under the provisions of the Texas Formal Court Order.

TCA Transaction: On December 24, 1999, the Company reportedly secured a $500,000 bridge loan from Texas Capital Advisors, Inc. (TCA) The loan agreement was subsequently rescinded by the Texas Formal Court Order on April 19, 2000, and all 4,000,000 of the shares of common stock issued to TCA in obtaining the loan were ordered by the court to be returned to treasury.

Bolton Energy: In January, 2000, the Company purchased Bolton Energy Services, Inc. (Bolton Energy), for $100,000 in cash and 390,000 shares of common stock. This acquisition was subsequently rescinded under the provisions of the Texas Formal Court Order on April 19, 2000, and all 390,000 of the foregoing shares of common stock were ordered to be returned to treasury.

Change in Control: Under the terms and conditions of the SEDI Reorganization Agreement, the Company issued, in part, 200,000 preferred shares to the shareholders of SEDI, including Messrs. Larry V. Tate and Gerald W. Pybas. Messrs. Tate and Pybas, as discussed above, previously returned 186,000 preferred shares to treasury. An additional 2,000 shares of preferred stock were returned to treasury subsequent to January 13, 2000, leaving 12,000 shares of preferred stock outstanding at March 22, 2000.

The reported transfer of SEDI to Messrs. Tate and Pybas on January 13, 2000, triggered the voting and conversion provisions applicable to the remaining outstanding shares of preferred stock. The holders of these shares on March 22, 2000, appointed a new board of directors and executive officers to govern the Company. Subsequently, the holders of these shares converted into common stock. Each preferred share was converted into 1,000 common shares; thus, 12,000,000 common shares were issued, leaving no preferred shares outstanding.

SEDI and TCA Suits: On April 5, 2000, the Company filed suit in District Court, City and County of Denver, State of Colorado (Case No.: 00 CV 1690) as plaintiff. The suit was filed against Messrs. Larry V. Tate and Gerald W. Pybas and SEDI. The complaint was filed against these defendants principally for the purpose of (1) formally rescinding the acquisition of SEDI on June 15, 1998 and
(2) recovering all shares of stock issued to Messrs. Tate and Pybas.

On April 7, 2000, the Company filed suit in Federal District Court for the State of Colorado (Case No.: 00 S 720) as plaintiff. The suit was filed against Messrs. Larry Tate, Gerald Pybas, Scott Paulson and Robert Baker and TCA. The complaint was filed against these defendants principally for the purpose of formally rescinding their actions from approximately June 14, 1998, through March 22, 2000, and recovering all securities and other consideration which they had received from the Company.

Subsequently, TCA, on behalf of itself and purportedly on behalf of the Company, filed a complaint with the United States District Court for the Southern District of Texas against Messrs. Pierce and Stidham. (Case No. H 00 1218). TCA received a temporary restraining order against Messrs. Pierce and Stidham, and a preliminary injunction hearing was schedule for April 19, 2000. At that hearing, the various parties to the above suits, among others, reached an agreement which was made a formal order of the court (Texas Federal Court Order).

The Texas Federal Court Order formally rescinded the SEDI, NORM and Bolton Energy acquisitions and the formation of Telenergy. SEDI was transferred back to Messrs. Tate and Pybas as a result of the rescision. NORM, Bolton Energy and Telenergy were transferred to TCA and Messrs. Paulson and Baker. The Texas Federal Court Order also rescinded all actions of the board and executive officers of the Company from June 14, 1998, through April 19, 2000, and put the Company in the position which it occupied at June 14, 1998, as if none of the actions which had occurred since that time had transpired. As a result, the Company has no assets and no liabilities.

The Texas Federal Court Order also required the return of 4,301,501 shares of common stock to treasury by TCA, Mr. Baker and their affiliates and 390,000 shares by the shareholders of Bolton Energy. The order further required Messrs. Tate and Pybas to return 2,020,000 shares of common stock to treasury.

Item 2. Description of Property: The Company, during the period covered by and on the date of this report, owned no real or personal property. The executive offices of the Company are now located at 17659 Sun Meadow, Dallas, TX 460 Ogden Street, Denver, Colorado 17659. The telephone number at this address is (972) 248 4873.

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

Item 5. Market for Common Equity and Related Shareholder Matters: The Common Stock is presently traded in the over the counter market and is listed on the Pink Sheets maintained by the National Quotation Bureau, Inc., and on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. (NASD) under the symbol CNHH. The following table sets forth the range of high and low bid and asked quotations for the common stock during each calendar quarter beginning January 1, 1998, and ending March 31, 2000, each of which has been rounded to the nearest whole cent.

                              High Bid      Low Bid     High Ask     Low Ask

March 31, 1998                  2.125        0.25        2.625        0.50
June 30, 1998                   1.75         0.75        2.00         0.9375
September 30, 1998              1.375        0.25        1.875        0.625
December 31, 1998               0.4375       0.3125      0.75         0.4375
March 31, 1999                  1.625        0.3125      2.00         0.75
June 30, 1999                   1.375        0.375       1.625        0.75
September 30, 1999              1.00         0.50        1.50         1.125
December 31, 1999               0.375        0.25        0.75         0.50
March 31, 2000                  0.25         0.125       0.375        0.25

The above prices were obtained from the National Association of Securities ealers, Inc. The quotations represent inter dealer quotations without retail mark up, mark down or commission, and may not necessarily represent actual transactions. On June 30, 2000, the closing inside bid and asked prices quoted on the Bulletin Board for the common stock were $.06 and $.12, respectively. On that date, there were eleven broker dealers in the market.

Outstanding Shares and Shareholders of Record: As of March 31, 2000 and June 30, 2000, the transfer ledgers maintained by the Company's stock transfer agent indicated that there 14,971,774 shares of common stock issued and outstanding, 12,000,000 of which were restricted. On that date there were 585 shareholders of record.

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

Results of Operations: The Company had no revenues, operating or otherwise, from 1991 through the fiscal year ended March 31, 2000, as a result of the recision discussed above under Item 1. Correspondingly, all expenses during these periods were administrative in nature and immaterial in amount.

Liquidity and Capital Resources: The Company had no liquidity sources from fiscal 1990 through the fiscal year ended March 31, 2000, other than the extension of credit from officers, directors and creditors.

Compliance with Beneficial Ownership Reporting Rules: Section 16(a) of the Securities Act of 1934, as amended (Exchange Act), requires the executive officers and directors of the Company, and persons who beneficially own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Commission. These officers, directors and shareholders are also required to furnish the Company with copies of certain of these reports. Based solely on a review of copies of reports furnished to the Company during its fiscal year ended March 31, 2000, and thereafter, or written representations, if any, received by the Company from these persons that no other reports were required, the Company believes that, during the fiscal years ended March 31, 1998, 1999 and 2000, all applicable Section 16(a) filing requirements were satisfied.

Item 7. Financial Statements:

                     Halliburton, Hunter & Associates, P.C.
--------------------------------------------------------------------------------

                          CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders CNH Holdings Company


We have audited the balance sheets of CNH Holdings Company as of March 31, 2000, and March 31, 1999, and the related statements of income (loss) and of stockholders' equity for the three years ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNH Holdings Company as of March 31, 2000, and March 31, 1999, and the results of its operations and shareholders' equity for the three years ended March 31, 2000, in conformity with generally accepted accounting principles.

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



/s/ Halliburton, Hunter & Associates, P.C.
------------------------------------------
Halliburton, Hunter & Associates, P.C.


Littleton, Colorado

June 15, 2000

                              CNH HOLDINGS COMPANY

                                 BALANCE SHEETS

                                                                March 31,
                                                            2000         1999
                                                            ----         ----
ASSETS

Current assets:                                          $    --      $    --
                                                         ---------    ---------
Total assets                                                  --           --
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:                                             $    --           --

Stockholders' Equity (Deficit)
  Preferred Stock, $.01 par value, 1,000,000 shares
    authorized, no shares issued and outstanding
     on March 31, 2000, and 200,000 shares issued
     and outstanding on March 31, 1999                        --          2,000
  Common Stock, $.001 par value, 50,000,000 shares
    authorized, 14,971,774 shares issued and outstanding
     at March 31, 2000 and 7,259,410 shares issued
     and outstanding at March 31, 1999                      14,972        7,259
Additional paid in capital                                 114,428      581,495
Deficit                                                   (129,400)    (761,822)
                                                         ---------    ---------
                                                              --       (171,068)
                                                         ---------    ---------

Total Liabilities and  Stockholders' Equity              $    --        632,974
                                                         =========    =========


                The Auditor's report and accompanying notes are
                     an integral part of these statements.



                                CNH HOLDINGS COMPANY

                              STATEMENTS OF OPERATIONS

                                                      Years ended March 31,
                                                 2000            1999           1998
                                                 ----            ----           ----

Revenues                                     $      --       $      --      $      --
Operational Expenses                                --              --          129,000
Income (loss) from discontinued operations          --              --             --
(Loss) on termination of operations                 --              --             --

Net income (loss)                            $      --       $      --      $  (129,000)

Per share data:

Net income (loss)                            $        (1)    $        (1)   $      (.30)

Weighted average shares outstanding            4,960,523*      5,682,058        400,000*



* Shares have been adjusted to reflect a reverse stock split effectuated on May 30, 1996.

(1)  Loss is less than $.01 per share



                The Auditor's report and accompanying notes are
                     an integral part of these statements.


                                                      CNH HOLDINGS COMPANY

                                               STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             Preferred        Common                                      Total
                                Preferred        Common        Stock          Stock                      Accumulated      Equity
                                  Shares         Shares        Amount         Amount          APIC         Deficit       (Deficit)
                               -----------    -----------    -----------    -----------    -----------   -----------    -----------

Balance at March 31, 1997             --          400,000    $      --              400           --            (400)          --

Issuance of common shares
for services in December, 1997        --          100,000           --              100          3,900          --            4,000

Issuance of common shares for
services in December, 1997            --          450,000           --              450        224,550          --          225,000

Net loss for the year ended
March 31, 1998                        --             --             --             --             --        (129,000)      (129,000)
                               -----------    -----------    -----------    -----------    -----------   -----------    -----------
Balance at March 31, 1998             --          950,000           --              950        228,450      (129,400)       100,000

Exchange and sale of stock
in acquisition of subsidiary       200,000      5,020,000          2,000          5,020        353,045          --          360,065

Sale of stock                         --        1,289,410           --            1,280           --            --            1,289

Net loss for year ended
March 31, 1999                        --             --             --             --             --        (632,422)      (632,422)
                               -----------    -----------    -----------    -----------    -----------   -----------    -----------
Balance at March 31, 1999          200,000      7,259,410          2,000          7,259        581,495      (761,822)      (171,068)

SEDI Recission                    (188,000)    (5,020,000)        (1,880)        (5,020)      (454,454)      632,422        171,068

Conversion of Preferred
 to Common Stock in
 March, 2000                       (12,000)    12,000,000           (120)        12,000        (11,880)         --             --

Issuance of common shares
under stock options                   --          732,364           --              733           (733)         --             --
                               ----------------------------------------------------------------------------------------------------
Balance at March 31, 2000             --       14,971,774    $      --           14,972        114,428      (129,400)          --
                               ====================================================================================================


                                        The Auditor's report and accompanying notes are
                                             an integral part of these statements.

                              CNH HOLDINGS COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                         March 31, 2000, 1999, and 1998

1. Organization

I.S.B.C. Corp. was incorporated in Delaware on April 15, 1987. On January 29, 1988, I.S.B.C. Corp. completed a public offering of 800,000 units at a price of $.50 per unit, consisting of one share of common stock and three redeemable warrants. All unexercised warrants have now expired.

On June 27, 1988, I.S.B.C. Corp. issued 21,000,000 shares of its common stock in exchange for all of the outstanding shares of Coral Group, Inc. Subsequent to the exchange of stock, I.S.B.C. Corp. changed its name to Coral Companies, Inc. Coral Group, Inc. was incorporated on March 12, 1984, and commenced operations in November 1984. Coral Group, Inc.'s primary business was the marketing of computer hardware and software, as well as providing consulting services, installation support, training programs and software maintenance for its customers. Since the shareholders of Coral Group, Inc. owned approximately 85% of Coral Companies, Inc., immediately after the exchange, the stock exchanges was accounted for as a reverse acquisition of Coral Companies, Inc. by Coral Group, Inc. The Company, subsequent to the acquisition of the Coral Group, changed its name to CNH Holdings Company and changed its domicile to Nevada.

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

On June 18, 1998, the Company acquired Southport Environmental in a share for share exchange, which resulted in the Company issuing 6,000,000 common shares and 200,000 preferred shares. Concurrent with the acquisition there was a change in control and management of the company. This acquisition was subsequently rescinded on June 27, 2000, by the Federal District Court in Houston, Texas. The Court formally rescinded the SEDI acquisition, as well as another acquisition and the formation of a subsidiary, all of which reportedly took place in fiscal 2000. The Court also rescinded all actions of the board and executive officers of the Company from June 14, 1998, through April 19, 2000, and put the Company in the position which it occupied at June 14, 1998, as if none of the actions which had occurred since that time had transpired. As a result, the Company had no assets and no liabilities at March 31, 2000. The Court also required the return of 6,711,501 shares of common stock to treasury by affiliates of SEDI, including 5,020,000 issued in the SEDI acquisition, of which 3,000,000 have already been returned.

On March 22, 2000, the holders of the remaining preferred shares outstanding converted their holdings into 12,000,000 shares of common stock. Concurrently, the articles of incorporation of the company were amended to increase the number of authorized common shares to 50,000,000.

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

Loss Per Shares: Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128) Earnings per Share. Basic loss per share is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if diluted common stock equivalents had been converted to common stock. The net losses per share calculations reflect the effect of stock dividends and stock splits.

Income Taxes: Income taxes provide for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to net operating loss carry forwards and differences between the basis of various assets for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Depreciation and Depletion: Depreciable property, plant and equipment are depreciated over their estimated useful lives on the straight line method, using lives of three to seven years. Organization costs are amortized evenly over a period of 60 months.

3. 1999 Stock Option Plan: On January 25, 1999, the Company's board adopted a stock option plan in which all full time employees of the Company and its subsidiaries are eligible to participate. The plan is administered by the board, which may subsequently appoint a committee for this purpose. The plan set aside up to 1,000,000 shares of common stock to cover options to be granted over the term of the plan. The plan has a ten year term which commended January 25, 1999. The company has filed a registration statement under the act to cover the shares which are issued under the plan. At year end, 732,364 options had been granted under the plan, all of which had been exercised.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: This item is not applicable to the period covered by this report.


PART III:

Item 9. Directors and Executive Officers of the Company: The following table sets forth all current directors and executive officers of the Company, as well as their ages:

      Name                    Age             Position with Company *

Paul M. Lionti                55              Chairman of the Board of Directors
                                              and Chief Executive, Financial and
                                              Accounting Officer, Treasurer

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

The Board of Directors currently consists of one member, Paul M. Lionti. The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The board will meet periodically throughout the year as necessity dictates.

Executive Profiles: Mr. Paul M. Lionti has owned and managed his own privately held software company during the past five years. He has been the sole executive officer and director of the Company since 1991.

Item 10. Executive Compensation: No compensation was paid to the Board of Directors or executive officers of the Company in their capacities as such during the fiscal years ended March 31, 2000, March 31, 1999, or March 31, 1998.

Item 11. Security Ownership of Management and Certain Others: Based on information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of June 30, 2000, the shares of common stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock:

                         Name and Address              Number of      Percent of
Title of Class         of Beneficial Owner              Shares         Class (1)
--------------         -------------------              ------         ---------

Common Stock           Paul M. Lionti                  2,113,607        14.11%
                       17659 Sun Meadow
                       Dallas, TX 17659

Common Stock           Cynthia Jared                   4,000,000        26.71%
                       8490 E. Crescent Pkwy.
                       Ste. 375
                       Greenwood Village, CO 80111

Common Stock           Lynn Elliott                    4,000,000        26.71%
                       4953 Thunder Rd.
                       Dallas, TX 75244

Common Stock           Mark S. Pierce                  2,038,386        13,61%
                       460 Ogden St.
                       Denver, CO 80218

Directors and Executive                                2,113,607        14.11%
 Officers as a Group
 (one in number):

(1) Based on 14,971,774 shares of common stock issued and outstanding on June 30, 2000.


Item 12. Certain Transactions:

None.

Item 13. Exhibits and Reports on Form 8 K:

(a) Exhibits: None

All required exhibits were previously filed with the Registration Statements on Form S 18 (No. 33 17008 NY) and Form S 1 (No. 33 29899) and with the Forms 10KSB for the fiscal year ended March 31, 1997, March 31, 1998, and March 31, 1999.

(b) Forms 8 K:

1. Form 8 KSB dated March 22, 2000;
2. Form 8 KSB dated March 27, 2000;
3. Form 8 KSB dated April 5, 2000; and
4. Form 8 KSB dated April 7, 2000.

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, this 12th day of July, 2000.


CNH HOLDINGS COMPANY
(Registrant)


By: /s/ Paul M. Lionti
----------------------
Paul M. Lionti, Chief Executive Officer


By: /s/ Paul M. Lionti
----------------------
Paul M. Lionti, Chief Financial
  and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity on this 12th day of July, 2000.


/s/ Paul M. Lionti
------------------
Paul M. Lionti, Director