Form 10QSB
period 2000-06-30
CNH HOLDINGS CO
filed 2000-07-19
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 0 17304

                              CNH Holdings Company
       (Exact name of small business issuer as specified in its charter)

            Nevada                                             11 2867201
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                           identification number)

 17659 Sun Meadow, Dallas, Texas                                 75252
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code: (972) 248.4873

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 18, 2000, there were approximately 14,971,774 shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                              CNH HOLDINGS COMPANY
                                 BALANCE SHEETS

                                                            June 30,    March 31,
                                                              2000        2000
                                                              ----        ----
ASSETS

Current assets:                                            $    --      $    --
                                                           ---------    ---------
Total assets                                                    --           --
                                                           =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:                                               $  76,477         --

Stockholders' Equity (Deficit)
  Preferred Stock, $.01 par value, 1,000,000 shares
    authorized, no shares issued and outstanding
     on March 31, 2000, and 200,000 shares issued
     and outstanding on March 31, 1999                          --          2,000
  Common Stock, $.001 par value, 50,000,000 shares
    authorized, 14,971,774 shares issued and outstanding
     at March 31, 2000 and 7,259,410 shares issued and
     outstanding at March 31, 1999                            14,972        7,259

Additional paid in capital                                   114,428      581,495

Deficit                                                     (205,877)    (761,822)
                                                           ---------    ---------
                                                                --       (171,068)
                                                           ---------    ---------

Total Liabilities and  Stockholders' Equity                $    --        632,974
                                                           =========    =========


                 The Auditor's report and accompanying notes are
                     an integral part of these statements.

                              CNH HOLDINGS COMPANY

                               Three Months Ended
                                                        June 30,        June 30,
                                                          2000            1999
                                                          ----            ----

Revenues                                                $  --            $  --

Operational Expenses                                     76,477             --

Income (loss) from
   discontinued operations                                 --               --

Net income (loss)                                       $76,477          $  --




        The accompanying notes are an integral part of these statements.

                              CNH HOLDINGS COMPANY

                                                        Three Months Ended
                                                   June 30, 2000   June 30, 1999
                                                   -------------   -------------
Cash flows from operating activities:

Net (loss)                                            $ 76,477        $  --

Add non-cash items:
Decrease (Increase)
    in accounts payable                                (76,477)          --

Net cash flows (used)
    in operating activities                               --             --
                                                      --------        -------

Cash flows from
    investing activities:                                 --             --
                                                      --------        -------

Cash flows from
    financing activities:                                 --             --
                                                      --------        -------
Net increase in cash                                      --             --

Cash at beginning of period                               --             --
                                                      --------        -------
Cash at end of period                                 $   --             --
                                                      ========        =======


        The accompanying notes are an integral part of these statements.

                              CNH HOLDINGS COMPANY
                 FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

Depreciation: Depreciable property, plant and equipment are depreciated over their estimated useful lives on the straight line method, using lives of three to seven years. Organization costs are amortized evenly over a period of 60 months.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction: The following discussion has been prepared assuming the Company will continue as a going concern; however, the audit report for the financial statements as of and for the periods ended March 31, 2000, includes a caveat on this point. In reading the following, one should first consult the audit report, financial statements and footnotes, while keeping in mind the significant operating losses generated by the Company on a consolidated basis with its subsidiaries.

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

On January 13, 2000, the Company reported the sale of SEDI, to Messrs. Larry V. Tate and Gerald W. Pybas. Messrs. Tate and Pybas , at that time, returned 3,000,000 shares of common stock and 184,000 shares of preferred stock to treasury. Subsequently, disagreements arose and litigation was initiated. On April 19, 2000, the SEDI Reorganization Agreement was rescinded by agreement between the parties. This agreement was made a formal order of the court (the Texas Formal Court Order), as discussed below. The rescission resulted in the return of all shares of SEDI to Messrs. Tate and Pybas which the Company owned or claimed an ownership interest in effective the date of the original acquisition of SEDI. The rescission acted to return the Company to the same position it occupied on June 14, 1998, as if the acquisition of SEDI and NORM had never occurred and no acts of the board and executive officers governing the Company had transpired subsequent to June 14, 1998.

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

Subsequently,TCA, on behalf of itself and purportedly on behalf of the Company, filed a complaint with the United States District Court for the Southern District of Texas against Messrs. Pierce and Stidham. (Case No. H 00 1218). TCA received a temporary restraining order against Messrs. Pierce and Stidham, and a preliminary injunction hearing was schedule for April 19, 2000. At that hearing, the various parties to the above suits, among others, reached an agreement which was made a formal order of the court (the Texas Federal Court Order).

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

CNH Holdings Company (Registrant)


By: /s/ Paul M. Lionti
----------------------
Paul M. Lionti, Chief Executive Officer

By: /s/ Paul M. Lionti
----------------------
Paul M. Lionti, Chief Financial
and Accounting Officer
and Treasurer