Form 10QSB
period 2000-09-30
CNH HOLDINGS CO
filed 2000-10-19
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 16, 2000, there were approximately 15,611,774 shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                              CNH HOLDINGS COMPANY
                                 BALANCE SHEETS


                                                     September 30,    March 31,
                                                         2000           2000
                                                       ---------      ---------
ASSETS

Current assets:                                        $    --        $    --
                                                       ---------      ---------
Total assets                                                --             --
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:                                           $    --        $    --

Stockholders' Equity (Deficit)
Preferred Stock, $.01 par value,
1,000,000 shares authorized,
no shares issued and outstanding
on September 30, 2000, and no
shares issued and outstanding on
March 31, 2000                                              --            2,000

Common Stock, $.001 par value,
50,000,000 shares authorized,
15,611,774 shares issued and
outstanding at September 30, 2000
and 14,971,774 shares issued and
outstanding at March 31, 2000                             15,610          7,259

Additional paid in capital                               193,737        581,495
Deficit                                                 (209,347)      (761,822)
                                                       ---------      ---------
                                                            --         (171,068)
                                                       ---------      ---------

Total Liabilities and  Stockholders' Equity            $    --          632,974
                                                       =========      =========


                  The Auditor's report and accompanying notes
                    are an integral part of these statements.

                              CNH HOLDINGS COMPANY
                              OPERATING STATEMENTS


                                                         Six Months Ended
                                                   September 30,   September 30,
                                                       2000            1999
                                                       ----            ----

Revenues                                             $   --            $ --
Operational Expenses                                   79,947            --

Income (loss) from
    discontinued operations                              --              --
Net income (loss)                                    $(79,947)         $ --




        The accompanying notes are an integral part of these statements.

                              CNH HOLDINGS COMPANY
                                Six Months Ended


                                                    September 30,  September 30,
                                                        2000           1999
                                                      --------      ---------
Cash flows from operating activities:
  Net (loss)                                          $ 79,947      $    --
  Add non-cash items:                                     --             --
  Decrease (Increase) in accounts payable              (79,947)          --
  Net cash flows (used) in operating activities           --             --
                                                      --------      ---------

Cash flows from investing activities:
   Issuance of cash for accounts payable                79,947           --
   Increase (Decrease) in accounts payable             (79,947)          --
                                                      --------      ---------

Cash flows from financing activities:                     --             --
                                                      --------      ---------
Net increase in cash                                      --             --
Cash at beginning of period                               --             --
                                                      --------      ---------
Cash at end of period                                 $   --             --
                                                      ========      =========





        The accompanying notes are an integral part of these statements.

                              CNH HOLDINGS COMPANY
                 FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

On June 18, 1998, the Company acquired Southport Environmental in a share for share exchange, which resulted in the Company issuing 6,000,000 common shares and 200,000 preferred shares. Concurrent with the acquisition there was a change in control and management of the company. This acquisition was subsequently rescinded on June 27, 2000, by the Federal District Court in Houston, Texas. The Court formally rescinded the SEDI acquisition, as well as another acquisition and the formation of a subsidiary, all of which reportedly took place in fiscal 2000. The Court also rescinded all actions of the board and executive officers of the Company from June 14, 1998, through April 19, 2000, and put the Company in the position which it occupied at June 14, 1998, as if none of the actions which had occurred since that time had transpired. As a result, the Company had no assets and no liabilities at March 31, 2000. The Court also required the return of 6,711,501 shares of common stock to treasury by affiliates of SEDI, including 5,020,000 issued in the SEDI acquisition, of which 3,000,000 have already been returned. The remaining shares have had a stop transfer lodged against them pursuant to the adjudicated court order.

On March 22, 2000, the holders of the remaining preferred shares outstanding converted their holdings into 12,000,000 shares of common stock. Concurrently, the articles of incorporation of the company were amended to increase the number of authorized common shares to 50,000,000. Effective September 30, 2000, the person to whom $79,947 in accounts payable was owing, elected to convert that amount into 640,000 shares of common stock at a price per share of approximately $.125, which was the market price for the shares on that date.

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

3. 1999 Stock Option Plan: On January 25, 1999, the Company's board adopted a stock option plan in which all full time employees of the Company and its subsidiaries are eligible to participate. The plan is administered by the board, which may subsequently appoint a committee for this purpose. The plan set aside up to 1,000,000 shares of common stock to cover options to be granted over the term of the plan. The plan has a ten year term which commended January 25, 1999. The company has filed a registration statement under the act to cover the shares which are issued under the plan. At year end, 732,364 options had been granted under the plan, all of which had been exercised. The Company subsequently elected to increase the number of shares available under the plan to satisfy, in full, the payment of all liabilities owed to its attorney, who constituted the sole account payable.


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

SEDI and NORM: On June 15, 1998, the Company entered into a reorganization agreement (SEDI Reorganization Agreement) with Southport Environmental and Development, Inc. (SEDI), and the shareholders of SEDI pursuant to which the Company acquired all of the outstanding proprietary interest of SEDI and, through SEDI, 1/3rd of the outstanding proprietary interest of NORM Services, Group, Inc. (NORM), in a share for share exchange which resulted in SEDI becoming a wholly owned subsidiary of the Company, NORM becoming a minority owned subsidiary of SEDI and the shareholders of SEDI acquiring control of the Company through their share ownership. The Company issued 6,000,000 common shares and 200,000 shares of preferred stock in this phase of the acquisiton. The majority of these shares were issued to Messrs. Larry V. Tate and Gerald W. Pybas. On August 7, 1998, the Company, through SEDI, acquired the remaining outstanding interest of NORM which was not then owned in a tax free reorganization, issuing 450,000 shares of common stock in exchange. NORM, on this date, had previously acquired all of the assets and liabilities of NSG Rentals, a Texas general partnership, in exchange for common stock of NORM which were concurrently exchanged for common shares of the Company.

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

Telenergy: During the final quarter of calendar 1999, the board then governing the Company organized a wholly-owned subsidiary, Telenergy Communications, Inc. (Telenergy). On April 19, 2000, the formation of Telenergy by the Company was rescinded under the Texas Formal Court Order. This rescission resulted in the transfer of all shares of Telenergy to a third party effective the date of formation. The rescission acted to return the Company to the same position it occupied on June 14, 1998, as if the formation of Telenergy had never occurred and no acts of the board and executive officers governing the Company had transpired subsequent to June 14, 1998.

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

Results of Operations: The Company had no revenues, operating or otherwise, from 1991 through the fiscal year ended March 31, 2000, nor through the current period, as a result of the recission discussed above under Item 1. Correspondingly, all expenses during these periods were administrative in nature and immaterial in amount.

Liquidity and Capital Resources: The Company had no liquidity sources from fiscal 1990 through the fiscal year ended March 31, 2000, nor through the current period, other than the extension of credit from officers, directors and creditors.

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


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of October, 2000.

CNH Holdings Company (Registrant)

By: /s/ Paul M. Lionti
----------------------
Paul M. Lionti, Chief Executive Officer


By: /s/ Paul M. Lionti
----------------------
Paul M. Lionti, Chief Financial
and Accounting Officer
and Treasurer