Form 10QSB
period 2000-12-31
CNH HOLDINGS CO
filed 2001-02-09
CIK 821356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 0 17304

                              CNH Holdings Company
                      (Exact name of small business issuer
                          as specified in its charter)

     Nevada                                                    11 2867201
(State or other                                          (I.R.S. employer
 jurisdiction of                                          Identification number)
 incorporation                                            number)
 or organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 6, 2001, there were approximately 15,611,774 shares outstanding.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                              CNH HOLDINGS COMPANY
                                 BALANCE SHEETS

                                                         December 31,   March 31,
                                                             2000         2000
                                                           ---------    ---------
                                                          (Unaudited)   (Audited)

ASSETS
Current assets:                                            $    --      $    --
                                                           ---------    ---------
Total assets                                                    --           --
                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:                                               $    --           --

Stockholders' Equity (Deficit)
  Preferred Stock, $.01 par value, 1,000,000 shares
    authorized, no shares issued and outstanding
     on December 31, 2000, and no shares issued
     and outstanding on March 31, 2000                          --          2,000

Common Stock, $.001 par value, 50,000,000 shares
    authorized, 15,611,774 shares issued and outstanding
    at December 31, 2000 and 14,971,774 shares issued
    and outstanding at March 31, 2000                         15,610        7,259

Additional paid-in capital                                   193,737      581,495

Deficit                                                     (209,347)    (761,822)
                                                           ---------    ---------
                                                                --       (171,068)
                                                           ---------    ---------

Total Liabilities and  Stockholders' Equity                $    --        632,974
                                                           =========    =========


The accompanying notes are an integral part of these statements.


                              CNH HOLDINGS COMPANY
                              OPERATING STATEMENTS

                                                      Nine Months Ended
                                                December 31,       December 31,
                                                    2000              1999
                                                    ----              ----

Revenues                                          $   --             $  --
Operational Expenses                                79,947              --
Income (loss) from
 discontinued operations                              --                --
Net income (loss)                                 $(79,947)          $  --




                                                       Three Months Ended
                                                  December 31,      December 31,
                                                      2000             1999
                                                      ----             ----

Revenues                                            $   --            $  --
Operational Expenses                                    --               --
Income (loss) from
 discontinued operations                                --               --
Net income (loss)                                   $   --            $  --



The accompanying notes are an integral part of these statements.

                              CNH HOLDINGS COMPANY

                                                          Nine Months Ended
                                                      December 31,  December 31,
                                                          2000         1999
                                                        --------     --------

Cash flows from operating activities:

  Net (loss)                                            $   --       $   --

  Add non-cash items:                                       --           --

  Decrease (Increase) in accounts payable                   --           --

  Net cash flows (used) in operating activities             --           --
                                                        --------     --------

Cash flows from investing activities:

  Issuance of cash for accounts payable                     --           --

  Increase (Decrease) in accounts payable                   --           --
                                                        --------     --------

Cash flows from financing activities:                       --           --
                                                        --------     --------

  Net increase in cash                                      --           --

Cash at beginning of period                                 --           --
                                                        --------     --------

Cash at end of period                                   $   --           --
                                                        ========     ========


The accompanying notes are an integral part of these statements.

                              CNH HOLDINGS COMPANY
                        FOOTNOTES TO FINANCIAL STATEMENTS
                               (December 31, 2000)

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

On March 22, 2000, the holders of the remaining preferred shares outstanding converted their holdings into 12,000,000 shares of common stock. Concurrently, the articles of incorporation of the company were amended to increase the number of authorized common shares to 50,000,000. Effective September 31, 2000, the person to whom $79,947 in accounts payable was owing, elected to convert that amount into 640,000 shares of common stock at a price per share of approximately $.125, which was the market price for the shares on that date.

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

SEDI and NORM: On June 15, 1998, the Company entered into a reorganization agreement (the SEDI Reorganization Agreement") with Southport Environmental and Development, Inc. (SEDI), and the shareholders of SEDI pursuant to which the Company acquired all of the outstanding proprietary interest of SEDI and, through SEDI, 1/3rd of the outstanding proprietary interest of NORM Services, Group, Inc. (NORM), in a share for share exchange which resulted in SEDI becoming a wholly owned subsidiary of the Company, NORM becoming a minority owned subsidiary of SEDI and the shareholders of SEDI acquiring control of the Company through their share ownership. The Company issued 6,000,000 common shares and 200,000 shares of preferred stock in this phase of the acquisiton. The majority of these shares were issued to Messrs. Larry V. Tate and Gerald W. Pybas. On August 7, 1998, the Company, through SEDI, acquired the remaining outstanding interest of NORM which was not then owned in a tax free reorganization, issuing 450,000 shares of common stock in exchange. NORM, on this date, had previously acquired all of the assets and liabilities of NSG Rentals, a Texas general partnership, in exchange for common stock of NORM which were concurrently exchanged for common shares of the Company.

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

                           PART II - OTHER INFORMATION

Item 1. Litigation: No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

Item 2. Change in Securities: This item is not applicable to the Company for the period covered by this report.

Item 3. Defaults Upon Senior Securities: This item is not applicable to the Company for the period covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders: There were no meetings of security holders during the period covered by this report; thus, this item is not applicable.

Item 5. Other Information: There is no additional information which the Company is electing to report under this item at this time.

Item 6. Exhibits and Reports on Form 8-K: This item is not applicable to the Company for the period covered by this report.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day February, 2001.

CNH Holdings Company (Registrant)


By: /s/Paul M. Lionti
---------------------
Paul M. Lionti, Chief Executive Officer


By: /s/Paul M. Lionti
---------------------
Paul M. Lionti, Chief Accounting Officer
and Treasurer