Form 10KSB
period 2001-03-31
CNH HOLDINGS CO
filed 2001-07-13
CIK 821356

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ------------ to ------------.

         Commission file number: 0-17304


                              CNH HOLDINGS COMPANY
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                     11-2867201
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                    3121 Grapevine Lane, Carrollton, TX 75007
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (469) 557-0325
                             ----------------------
                           (Issuer's telephone number)


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X .

At March 31, 2001, the aggregate market value of all shares of voting stock held by non-affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of March 31, 2001, was as follows: Common Stock $.001 par value, 15,611,774 shares.

Total revenues for fiscal year ended March 31, 2001: $0.00

At March 31, 2001, the number of shares of common stock outstanding was 15,611,774.

Transitional Small Business Disclosure Format (check one): Yes  ; No X
                                                              --    -----

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS


            CNH Holdings Company, a Nevada corporation (the "Company"), was incorporated in Delaware on April 15, 1987, under the name of I.S.B.C. Corp. The Company subsequently changed its name first to Coral Companies, Inc., and then to CNH Holdings Company. Domicile was changed to Nevada in 1997. The Company conducted an initial public and secondary offerings during the 1980s.

         On June 15, 1998, the Company entered into a reorganization agreement (the "SEDI Reorganization Agreement") with Southport Environmental and Development, Inc. ("SEDI"), and the shareholders of SEDI pursuant to which the Company acquired all of the outstanding proprietary interest of SEDI and, through SEDI, 1/3rd of the outstanding proprietary interest of NORM Services, Group, Inc. ("NORM"), in a share for share exchange which resulted in SEDI becoming a wholly owned subsidiary of the Company, NORM becoming a minority owned subsidiary of SEDI and the shareholders of SEDI acquiring control of the Company through their share ownership. The Company issued 6,000,000 common shares and 200,000 shares of preferred stock in this phase of the acquisiton. The majority of these shares were issued to Messrs. Larry V. Tate and Gerald W. Pybas. On August 7, 1998, the Company, through SEDI, acquired the remaining outstanding interest of NORM which was not then owned in a tax free reorganization, issuing 450,000 shares of common stock in exchange. NORM, on this date, had previously acquired all of the assets and liabilities of NSG Rentals, a Texas general partnership, in exchange for common stock of NORM which were concurrently exchanged for common shares of the Company.

                  On January 13, 2000, the Company reported the sale of SEDI, to Messrs. Larry V. Tate and Gerald W. Pybas. Messrs. Tate and Pybas , at that time, returned 3,000,000 shares of common stock and 184,000 shares of preferred stock to treasury. Subsequently, disagreements arose and litigation was initiated. On April 19, 2000, the SEDI Reorganization Agreement was rescinded by agreement between the parties. This agreement was made a formal order of the court (the "Texas Formal Court Order"), as discussed below. The rescission resulted in the return of all shares of SEDI to Messrs. Tate and Pybas which the Company owned or claimed an ownership interest in effective the date of the original acquisition of SEDI. The rescission acted to return the Company to the same position it occupied on June 14, 1998, as if the acquisition of SEDI and NORM had never occurred and no acts of the board and executive officers governing the Company had transpired subsequent to June 14, 1998.

           During the final quarter of calendar 1999, the board then governing the Company organized a wholly-owned subsidiary, Telenergy Communications, Inc. ("Telenergy"). On April 19, 2000, the formation of Telenergy by the Company was rescinded under the Texas Formal Court Order. This rescission resulted in the transfer of all shares of Telenergy to a third party effective the date of formation. The rescission acted to return the Company to the same position it occupied on June 14, 1998, as if the formation of Telenergy had never occurred and no acts of the board and executive officers governing the Company had transpired subsequent to June 14, 1998.
            On December 15, 1999, the Company entered into an agreement with Rancho Santa Fe Capital Partners to assist in raising capital for Telenergy. No capital was raised and the agreement was subsequently rescinded on April 19, 2000, under the provisions of the Texas Formal Court Order.

           On December 24, 1999, the Company reportedly secured a $500,000 bridge loan from Texas Capital Advisors, Inc. ("TCA") The loan agreement was subsequently rescinded by the Texas Formal Court Order on April 19, 2000, and all 4,000,000 of the shares of common stock issued to TCA in obtaining the loan were ordered by the court to be returned to treasury.

           In January, 2000, the Company purchased Bolton Energy Services, Inc. ("Bolton Energy"), for $100,000 in cash and 390,000 shares of common stock. This acquisition was subsequently rescinded under the provisions of the Texas Formal Court Order on April 19, 2000, and all 390,000 of the foregoing shares of common stock were ordered to be returned to treasury.

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

            On April 5, 2000, the Company filed suit in District Court, City and County of Denver, State of Colorado (Case No.: 00-CV-1690) as plaintiff. The suit was filed against Messrs. Larry V. Tate and Gerald W. Pybas and SEDI. The complaint was filed against these defendants principally for the purpose of (1) formally rescinding the acquisition of SEDI on June 15, 1998 and (2) recovering all shares of stock issued to Messrs. Tate and Pybas.

         On April 7, 2000, the Company filed suit in Federal District Court for the State of Colorado (Case No.: 00-S-720) as plaintiff. The suit was filed against Messrs. Larry Tate, Gerald Pybas, Scott Paulson and Robert Baker and TCA. The complaint was filed against these defendants principally for the purpose of formally rescinding their actions from approximately June 14, 1998, through March 22, 2000, and recovering all securities and other consideration which they had received from the Company.

         Subsequently, TCA, on behalf of itself and purportedly on behalf of the Company, filed a complaint with the United States District Court for the Southern District of Texas against Messrs. Pierce and Stidham. (Case No. H-00-1218). TCA received a temporary restraining order against Messrs. Pierce and Stidham, and a preliminary injunction hearing was schedule for April 19, 2000. At that hearing, the various parties to the above suits, among others, reached an agreement which was made a formal order of the court (the "Texas Federal Court Order").

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

         The Texas Federal Court Order also required the return of 4,301,501shares of common stock to treasury by TCA, Mr. Baker and their affiliates and 390,000 shares by the shareholders of Bolton Energy. The order further required Messrs. Tate and Pybas to return 2,020,000 shares of common stock to treasury.

Employees

         The Company's only employee at the present time is its sole officer and director, who will devote as much time as he determines is necessary to carry out the affairs of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company, during the period covered by and on the date of this report, owned no real or personal property. The executive offices of the Company are now located at 17659 Sun Meadow, Dallas, TX 460 Ogden Street, Denver, Colorado 17659. The telephone number at this address is (972) 248-4873.

ITEM 3.  LEGAL PROCEEDINGS

         No material legal proceedings to which the Company (or its director and officer in his capacity as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Common Stock is presently traded in the over-the-counter market and is listed on the Pink Sheets maintained by the National Quotation Bureau, Inc., and on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. (NASD) under the symbol CNH. The following table sets forth the range of high and low bid and asked quotations for the common stock during each calendar quarter beginning January 1, 1998, and ending March 31, 2001, each of which has been rounded to the nearest whole cent.

                           High Bid Low Bid High Ask Low Ask

March 31, 1998        2.125             0.25             2.625             0.50
June 30, 1998          1.75             0.75              2.00           0.9375
September 30, 1998    1.375             0.25             1.875            0.625
December 31, 1998    0.4375           0.3125              0.75           0.4375
March 31, 1999        1.625           0.3125              2.00             0.75
June 30, 1999         1.375            0.375             1.625             0.75
September 30, 1999     1.00             0.50              1.50            1.125
December 31, 1999     0.375             0.25              0.75             0.50
March 31, 2000         0.25            0.125             0.375             0.25
June 30, 2000         0.175            0.075              0.25             0.25
September 30, 2000    0.15             0.125             0.375           0.2125
December 31, 2000     0.15              0.10              0.25             0.18
March 31, 2001        0.15             0.125              0.15             0.14

         The above prices were obtained from the National Association of Securities ealers, Inc. The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On June 11, 2001, the closing inside bid and asked prices quoted on the Bulletin Board for the common stock were $.065 and $.15, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Financial Statements and notes thereto.

OPERATIONS

         The Company had no revenues, operating or otherwise, from 1991 through the fiscal year ended March 31, 2001, as a result of the recision discussed above under Item 1. Correspondingly, all expenses during these periods were administrative in nature and immaterial in amount.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had no liquidity sources from fiscal 1990 through the fiscal year ended March 31, 2001, other than the extension of credit from officers, directors and creditors.

FEDERAL INCOME TAX ASPECTS OF INVESTMENT IN THE COMPANY

         The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Annual Report. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subjects of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

FORWARD LOOKING STATEMENT

         This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements are included beginning at F-1. See Index to the Financial Statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers.

         The following table sets forth all current directors and executive officers of the Company, as well as their ages:

      Name         Age   Position with Company *
Charles Stidham     58   Chairman of the Board of Directors and Chief Executive,
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

         The Board of Directors currently consists of one member, Charles Stidham. The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The board will meet periodically throughout the year as necessity dictates.

Executive Profiles: Mr. Charles Stidham has been a private investor during the past five years. He has been the sole executive officer and director of the Company as of June 1, 2001.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION

         No compensation was paid to the Board of Directors or executive officers of the Company in their capacities as such during the fiscal years ended March 31, 2001 and 2000.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

         Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 15,611,774 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of March 31, 2001 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                                          # of
Name and Address                        Nature of                         Shares
of Beneficial Owners                    Ownership                         Owned                   Percent
Directors

Directors and Executive Officers

Cynthia Jared                            Common                            4,000,000            25.62

Lynn Elliott                             Common                            4,000,000            25.62

Paul Lionti                              Common                            2,113,607            13.54


All Executive Officers and
Directors as a Group (1
person)                                   Direct                                   0            00.00%
                                         Options                                None            None %
                                            Total                                  0           00.00 %

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS: None

         All required exhibits were previously filed with the Registration Statements on Form S 18 (No. 33 17008 NY) and Form S 1 (No. 33 29899) and with the Forms 10KSB for the fiscal year ended March 31, 2000.

(b)      Reports on Form 8-K

         1.  Form 8-KSB dated March 14, 2001.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNH HOLDINGS COMPANY

By:   /s/ Charles Stidham
   ---------------------------------
      Charles Stidham
      Chief Finance Office, Chief Executive Officer and
      Director

Date: July 11, 2001

                           CNH HOLDINGS COMPANY, INC.

                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                             MARCH 31, 2001 AND 2000

CONTENTS


                                                                        Page

Independent Auditor's Report............................................F - 1

Balance Sheets
   March 31, 2001 and 2000..............................................F - 2

Statements of Operations for the
  Years Ended March 31, 2001 and 2000...................................F - 3

Statement of Stockholders' Equity
   Since April 15, 1987 (Inception) to March 31, 2001...................F - 4

Statements of Cash Flows for the
   Years Ended March 31, 2001 and 2000..................................F - 7

Notes to Financial Statements...........................................F - 8

                          INDEPENDENT AUDITOR'S REPORT


CNH Holdings Company, Inc.
(A Development Stage Company)


         We have audited the accompanying balance sheets of CNH Holdings Company, Inc. (a development stage company) as of March 31, 2001 and the related statements of operations and cash flows for the year ended March 31, 2001 and the statement of stockholders' equity from April 15, 1987 (inception) to March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of CNH Holdings Company, Inc. (a development stage company) as of March 31, 2000, were audited by other auditors whose report dated June 15, 2000, expressed an unqualified opinion on those statements.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNH Holdings Company, Inc. (a development stage company) as of March 31, 2001, and the results of its operations and its cash flows for the year ended March 31, 2001 in conformity with generally accepted accounting principles.


                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
June 25, 2001

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS





                                                                  March 31,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------

Assets: ..............................................   $    --      $    --
                                                         =========    =========

Liabilities - Accounts Payable .......................   $    --      $    --
                                                         ---------    ---------

Stockholders' Equity:
  Common Stock, Par value $.001 ......................        --           --
     Authorized 50,000 shares,
     Issued 15,611,774 shares at March 31, 2001 and
     14,971,774 shares at March 31, 2000 .............      15,612       14,972
  Paid-In Capital ....................................     193,735      114,428
  Retained Deficit ...................................        (400)        (400)
  Deficit Accumulated During the Development Stage ...    (208,947)    (129,000)
                                                         ---------    ---------

     Total Stockholders' Equity ......................        --           --
                                                         ---------    ---------

     Total Liabilities and
       Stockholders' Equity ..........................   $    --      $    --
                                                         =========    =========





   The accompanying notes are an integral part of these financial statements.

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                     Cumulative
                                                                       Since
                                                                      January
                                                                       1, 1992
                                               For the year ended   inception of
                                                    March 31,        development
                                             ----------------------
                                                2001        2000        stage
                                             ---------    ---------   ---------
Revenues: ................................   $    --      $    --     $    --

Expenses: ................................      79,947         --       208,947
                                             ---------    ---------   ---------

     Net Loss ............................   $ (79,947)   $    --     $(208,947)
                                             ---------    ---------   ---------

Basic & Diluted loss per share ...........   $    --      $    --     $    --
                                             =========    =========   =========








   The accompanying notes are an integral part of these financial statements.

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE APRIL 15, 1987 (INCEPTION) TO MARCH 31, 2001


                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                                       Since January
                                                                                                                          1, 1992
                                                                                                                        Inception of
                                        Preferred Stock           Common Stock               Paid-In       Retained      Development
                                       Shares  Par Value      Shares         Par Value       Capital         Deficit        Stage
                                       -------   -------   ------------    ------------    ------------    ------------    -------
Balance at April 15, 1987 ..........      --     $  --     $       --      $       --      $       --      $       --         --
(Inception)

Common Stock Issued for Cash
April 15, 1987 .....................      --        --       21,000,000          10,500         614,500            --         --

Net Loss ...........................      --        --             --              --              --           (92,575)      --
                                       -------   -------   ------------    ------------    ------------    ------------    -------

Balance at March 31, 1988 ..........      --        --       21,000,000          10,500         614,500         (92,575)      --

Retroactive Adjustment for 1:1,000
Reverse Stock Split May 3, 1996 ....      --        --      (20,979,000)        (10,479)     (4,702,486)      4,712,965       --
                                       -------   -------   ------------    ------------    ------------    ------------    -------

Restated Balance at March 31, 1988 .      --        --           21,000              21      (4,087,986)      4,620,390       --

Common Stock Issued for Cash
January 29, 1988 ...................      --        --            4,614               5         934,567            --         --

Net Loss ...........................      --        --             --              --              --          (180,242)      --
                                       -------   -------   ------------    ------------    ------------    ------------    -------

Balance at March 31, 1989 ..........      --        --           25,614              26      (3,153,419)      4,440,148       --


                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE APRIL 15, 1987 (INCEPTION) TO MARCH 31, 2001

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                                       Since January
                                                                                                                          1, 1992
                                                                                                                        Inception of
                                        Preferred Stock           Common Stock               Paid-In       Retained      Development
                                       Shares  Par Value      Shares         Par Value       Capital         Deficit        Stage
                                       -------   -------   ------------    ------------    ------------    ------------    -------
Common Stock Exchanged on 1:1
Basis for Preferred Stock
July 20, 1989 ......................    11,000   $    11        (11,000)   $        (11)   $       --      $       --      $  --

Common Stock Issued for Services
April 30, 1989 .....................      --        --              360            --             9,000            --         --

Common Stock Issued for Exercise
of Warrants May 28, 1989 ...........      --        --              712               1         628,241            --         --

Common Stock Issued for Cash
May 28, 1989 .......................      --        --            2,875               3       3,449,997            --         --

Stock issuance costs ...............      --        --             --              --          (934,330)           --         --

Net Income .........................      --        --             --              --              --           136,980       --
                                       -------   -------   ------------    ------------    ------------    ------------    -------

Balance at March 31, 1990 ..........    11,000        11         18,561              19            (511)      4,577,128       --

Common Stock Issued for Cash
June 1, 1990 .......................      --        --              500            --               500            --         --

Net Loss ...........................      --        --             --              --              --        (4,577,147)      --
                                       -------   -------   ------------    ------------    ------------    ------------    -------

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE APRIL 15, 1987 (INCEPTION) TO MARCH 31, 2001

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                                       Since January
                                                                                                                          1, 1992
                                                                                                                        Inception of
                                        Preferred Stock           Common Stock               Paid-In       Retained      Development
                                       Shares  Par Value      Shares         Par Value       Capital         Deficit        Stage
                                       -------   -------   ------------    ------------    ------------    ------------    -------
Balance at March 31, 1991 - 1996 ...    11,000   $    11         19,061    $         19    $        (11)   $        (19)   $  --

Preferred Stock Exchanged on 1:1
Basis for Common Stock
April 1, 1996 ......................   (11,000)      (11)        11,000              11            --              --         --

Common Stock Issued for Services
May 3, 1996 ........................      --        --          369,939             370              11            --         --

Net Loss ...........................      --        --             --              --              --              (381)      --
                                       -------   -------   ------------    ------------    ------------    ------------    -------

Balance at March 31, 1997 ..........      --        --          400,000             400            --              (400)      --

Common Stock Issued for Services
December 1, 1997 ...................      --        --          550,000             550         228,450            --         --

Net Loss ...........................      --        --             --              --              --              --      (129,000)
                                       -------   -------   ------------    ------------    ------------    ------------    -------

Balance at March 31, 1998 ..........      --        --          950,000             950         228,450            (400)   (129,000)

Acquisition of Southport
Environmental June 15, 1998 ........   200,000     2,000      6,000,000           6,000            --              --         --

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE APRIL 15, 1987 (INCEPTION) TO MARCH 31, 2001

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                                       Since January
                                                                                                                          1, 1992
                                                                                                                        Inception of
                                        Preferred Stock           Common Stock               Paid-In       Retained      Development
                                       Shares  Par Value      Shares         Par Value       Capital         Deficit        Stage
                                       -------   -------   ------------    ------------    ------------    ------------    -------
Common Stock Issued for Expenses
June 15, 1998 ......................      --     $  --         309,410     $        309    $    353,045    $       --       $ --

Net Loss ...........................      --        --             --              --              --              --      (632,422)
                                       -------   -------   ------------    ------------    ------------    ------------    -------

Balance at March 31, 1999 ..........   200,000     2,000      7,259,410           7,259         581,495            (400)   (761,422)

Southport Environmental Recission
January 13, 2000 ...................   (188,000)  (1,880)    (5,020,000)         (5,020)       (454,454)           --      632,422

Preferred Stock Exchanged on 1:1000
Basis for Common Stock
March 1, 2000 ......................   (12,000)     (120)    12,000,000          12,000         (11,880)           --         --

Common Stock Issued for Stock
Options Exercised March 1, 2000 ....      --        --          732,364             733            (733)           --         --

Net Loss ...........................      --        --             --              --              --              --         --
                                       -------   -------   ------------    ------------    ------------    ------------    -------

Balance at March 31, 2000 ..........      --        --       14,971,774          14,972         114,428            (400)   (129,000)

Common Stock Issued for Services
September 30, 2000 .................      --        --                      640,000 640          79,307            --         --

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE APRIL 15, 1987 (INCEPTION) TO MARCH 31, 2001

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                                       Since January
                                                                                                                          1, 1992
                                                                                                                        Inception of
                                        Preferred Stock           Common Stock               Paid-In       Retained      Development
                                       Shares  Par Value      Shares         Par Value       Capital         Deficit        Stage
                                       -------   -------   ------------    ------------    ------------    ------------    -------
Net Loss ...........................      --     $   --            --      $      --       $       --      $      --      $(79,947)
                                       -------   -------   ------------    ------------    ------------    ------------    -------

Balance at March 31, 2001 ..........   $  --         --      15,611,774          15,612    $    193,735    $       (400)  $(208,947)
                                       =======   =======   ============    ============    ============    ============    =======









    The accompanying notes are an integral part of these financial statements

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                      Cumulative
                                                                        Since
                                                                  January 1,1992
                                               For the years ended  inception of
                                                    March 31,        development
                                               --------------------
                                                  2001       2000       stage
                                               ---------    -------   ---------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ...................................   $ (79,947)   $--       $(208,947)
Common Stock Issued for Services ...........      79,947       --        79,947
Increase (Decrease) in accounts payable ....        --         --          --
                                               ---------    -------   ---------
  Net Cash Used in operating activities ....        --         --      (129,000)
                                               ---------    -------   ---------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of plant, property, & equipment ...        --         --          --
                                               ---------    -------   ---------
 Net cash provided by investing activities .        --         --          --
                                               ---------    -------   ---------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Sale of common stock .......................        --         --       129,000
Capital contributed by shareholder .........        --         --          --
                                               ---------    -------   ---------
 Net Cash Provided by Financing Activities .        --         --       129,000
                                               ---------    -------   ---------

Net (Decrease) Increase in
  Cash and Cash Equivalents ................        --         --          --
Cash and Cash Equivalents
  at Beginning of Period ...................        --         --          --
                                               ---------    -------   ---------
Cash and Cash Equivalents
  at End of Period .........................   $    --      $--       $    --
                                               =========    =======   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest .................................   $    --      $--       $    --
  Franchise and income taxes................   $    --      $--       $    --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
None


   The accompanying notes are an integral part of these financial statements.

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED MARCH 31, 2001 AND 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for CNH Holdings Company, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

     I.S.B.C. Corp. was incorporated in Delaware on April 15, 1987. On January 29, 1988, I.S.B.C. Corp. completed a public offering of 800,000 units at a price of $.50 per unit, consisting of one share of common stock and three redeemable warrants. All unexercised warrants have now expired.

     On June 27, 1988, I.S.B.C. Corp. exchanged 21,000,000 shares of its common stock for all of the outstanding shares of Coral Group, Inc. Subsequent to the exchange of stock, I.S.B.C. Corp. changed its name to Coral Companies, Inc. Coral Group, Inc. was incorporated on March 12, 1984, and commenced operations in November 1984. Coral Group, Inc.'s primary business was the marketing of computer hardware and software, as well as providing consulting services, installation support, training programs and software maintenance for its customers. Since the shareholders of Coral Group, Inc. owned approximately 85% of Coral Companies, Inc., immediately after the exchange, the stock exchanges was accounted for as a reverse acquisition of Coral Companies, Inc. by Coral Group, Inc. The Company, subsequent to the acquisition of the Coral Group, changed its name to CNH Holdings Company and changed its domicile to Nevada.

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

     On May 30, 1996, the Company effected a reverse 1 for 1,000 capital share split. Concurrently, the authorized number of common shares was increased to 10,000,000, $.001 par value per share and 1,000,000 preferred shares, $.01 par value. After the split, there were 400,000 common shares outstanding.

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

                           CNH HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Organization and Basis of Presentation (Continued)
--------------------------------------

     On June 15, 1998, the Company acquired Southport Environmental in a share for share exchange, which resulted in the Company issuing 6,000,000 common shares and 200,000 preferred shares. Concurrent with the acquisition there was a change in control and management of the company. This acquisition was subsequently rescinded on June 27, 2000, by the Federal District Court in Houston, Texas. The Court formally rescinded the SEDI acquisition, as well as another acquisition and the formation of a subsidiary, all of which reportedly took place in fiscal 2000. The Court also rescinded all actions of the board and executive officers of the Company from June 14, 1998, through April 19, 2000, and put the Company in the position which it occupied at June 14, 1998, as if none of the actions which had occurred since that time had transpired. As a result, the Company had no assets and no liabilities at March 31, 2000. The Court also required the return of 6,711,501 shares of common stock to treasury by affiliates of SEDI, including 5,020,000 issued in the SEDI acquisition.

     Since January 1, 1992 the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The company has no products or services as of March 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           CNH HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                      Per-Share
                                             Income      Shares         Amount
                                             ------      ------        ------
                                          (Numerator) (Denominator)

                        For the year ended March 31, 2001
Basic Loss per Share
Loss to common shareholders               $   (79,947)  15,291,774  $      --
                                          ===========  ===========  ===========


                        For the year ended March 31, 2000
Basic Loss per Share
Loss to common shareholders               $      --     7,223,799   $      --
                                          ===========  ===========  ===========

     The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

NOTE 2 - INCOME TAXES

     As of March 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $209,347 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                           CNH HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 4 - COMMITMENTS

     As of March 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK ISSUANCE

     On March 31, 2001 the Board of Directors issued 640,000 shares of common stock for services rendered, valued at $.001 per share.