Form 10QSB
period 2001-06-30
CNH HOLDINGS CO
filed 2001-08-14
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001
                                                 ----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
                         Commission file number 0-17304
                                                ---------

                              CNH HOLDINGS COMPANY
    ------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Nevada                                         11-2867201
--------------------------------------------------------------------------------
  (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                        Identification No.)

                    3121 Grapevine Lane, Carrollton, TX 75007
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (469) 557-0325
                   -------------------------------------------
                            Issuer's telephone number


         (Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 10, 2001 15,611,774


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


CNH Holdings Company
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of CNH Holdings Company (a development stage company) as of June 30, 2001 and March 31, 2001 and the related statements of operations for the three month periods ended June 30, 2001 and 2000 and cash flows for the three month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                                    Respectfully submitted



                                                    /s/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
August 13, 2001

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                         June 30,      March 31,
                                                            2001         2001
                                                         ---------    ---------
Assets: ..............................................   $    --      $    --
                                                         =========    =========

Liabilities - Shareholder Loan .......................   $      90    $    --
                                                         ---------    ---------

Stockholders' Equity:
  Common Stock, Par value $.001
     Authorized 50,000 shares,
     Issued 15,611,774 shares at June 30, 2001 and
     March 31, 2001 ..................................      15,612       15,612
  Paid-In Capital ....................................     193,735      193,735
  Retained Deficit ...................................        (400)        (400)
  Deficit Accumulated During the Development Stage ...    (209,037)    (208,947)
                                                         ---------    ---------

     Total Stockholders' Equity ......................         (90)        --
                                                         ---------    ---------

     Total Liabilities and
       Stockholders' Equity ..........................   $    --      $    --
                                                         =========    =========











                 See accompanying notes and accountants' report.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                      Cumulative
                                                                   since January
                                                                         1, 1992
                                                                       Inception
                                        For the Three Months Ended       of
                                                   June 30,          Development
                                            ----------------------
                                               2001        2000         Stage
                                            ---------    ---------    ---------
Revenues: ...............................   $    --      $    --      $    --

Expenses: ...............................          90       76,477      209,037
                                            ---------    ---------    ---------

     Net Loss ...........................   $     (90)   $ (76,477)   $(209,037)
                                            =========    =========    =========

Basic & Diluted loss per share ..........   $    --      $    --
                                            =========    =========














                 See accompanying notes and accountants' report.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                               Cumulative
                                                                              since January
                                                                                1, 1992
                                                  For the Three Months Ended  Inception of
                                                           March 31,          Development
                                                    ----------------------
                                                      2001         2000          Stage
                                                    ---------    ---------    ---------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ........................................   $     (90)   $ (76,477)   $(209,037)
Increase (Decrease) in Accounts Payable .........        --         76,477       79,947
Increase in Shareholder Loans ...................          90         --             90
                                                    ---------    ---------    ---------
  Net Cash Used in operating activities .........        --           --        129,000
                                                    ---------    ---------    ---------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities .......        --           --           --
                                                    ---------    ---------    ---------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Sale of common stock ............................        --           --        129,000
Capital contributed by shareholder ..............        --           --           --
                                                    ---------    ---------    ---------
Net Cash Provided by
  Financing Activities ..........................        --           --        129,000
                                                    ---------    ---------    ---------

Net (Decrease) Increase in
  Cash and Cash Equivalents .....................        --           --           --
Cash and Cash Equivalents
  at Beginning of Period ........................        --           --           --
                                                    ---------    ---------    ---------
Cash and Cash Equivalents
  at End of Period ..............................   $    --      $    --      $    --
                                                    =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ......................................   $    --      $    --      $    --
  Franchise and income taxes ....................   $    --      $    --      $     500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None




                 See accompanying notes and accountants' report.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for CNH Holdings Company (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of June 30, 2001 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation (Continued)
--------------------------------------

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

Nature of Business

         The Company has no products or services as of June 30, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                       Per-Share
                                              Income       Shares       Amount
                                              ------       ------       ------
                                           (Numerator) (Denominator)

                                        For the Three Months Ended June 30, 2001
Basic Loss per Share
Loss to common shareholders ............  $      (90)   15,611,774   $     --
                                          ==========    ==========   ==========

                                        For the Three Months Ended June 30, 2000
Basic Loss per Share
Loss to common shareholders ...........   $  (76,477)   14,971,774   $    (0.01)
                                          ==========    ==========   ==========

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for June 30, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2000  financial statements to conform with the June 30, 2001 presentation.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                   (Continued)

NOTE 2 - INCOME TAXES

         As of June 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $209,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

         As of June 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK ISSUANCE

         On March 31, 2001 the Board of Directors issued 640,000 shares of common stock for services rendered, valued at $.001 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation


         The following discussion has been prepared assuming the Company will continue as a going concern; however, the audit report for the financial statements as of and for the periods ended March 31, 2001, includes a caveat on this point. In reading the following, one should first consult the audit report, financial statements and footnotes, while keeping in mind the significant operating losses generated by the Company on a consolidated basis with its subsidiaries.

         CNH Holdings Company, a Nevada corporation (the Company), was incorporated in Delaware on April 15, 1987, under the name of I.S.B.C. Corp. The Company subsequently changed its name first to Coral Companies, Inc., and then to CNH Holdings Company. Domicile was changed to Nevada in 1997. The Company conducted an initial public and secondary offerings during the 1980s.

         SEDI and NORM: On June 15, 1998, the Company entered into a reorganization agreement (the SEDI Reorganization Agreement") with Southport Environmental and Development, Inc. (SEDI), and the shareholders of SEDI pursuant to which the Company acquired all of the outstanding proprietary interest of SEDI and, through SEDI, 1/3rd of the outstanding proprietary interest of NORM Services, Group, Inc. (NORM), in a share for share exchange which resulted in SEDI becoming a wholly owned subsidiary of the Company, NORM becoming a minority owned subsidiary of SEDI and the shareholders of SEDI acquiring control of the Company through their share ownership. The Company issued 6,000,000 common shares and 200,000 shares of preferred stock in this phase of the acquisition. The majority of these shares were issued to Messrs. Larry V. Tate and Gerald W. Pybas. On August 7, 1998, the Company, through SEDI, acquired the remaining outstanding interest of NORM that was not then owned in a tax-free reorganization, issuing 450,000 shares of common stock in exchange. NORM, on this date, had previously acquired all of the assets and liabilities of NSG Rentals, a Texas general partnership, in exchange for common stock of NORM that were concurrently exchanged for common shares of the Company.

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

         Bolton  Energy:  In January 2000, the Company  purchased  Bolton Energy
Services, Inc. (Bolton Energy), for $100,000 in cash and 390,000 shares of common stock. This acquisition was subsequently rescinded under the provisions of the Texas Formal Court Order on April 19, 2000, and all 390,000 of the foregoing shares of common stock were ordered to be returned to treasury.

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

         On April 7, 2000, the Company filed suit in Federal District Court for the State of Colorado (Case No.: 00 S 720) as plaintiff. The suit was filed against Messrs. Larry Tate, Gerald Pybas, Scott Paulson and Robert Baker and TCA. The complaint was filed against these defendants principally for the purpose of formally rescinding their actions from approximately June 14, 1998, through March 22, 2000, and recovering all securities and other consideration that they had received from the Company.

         Subsequently, TCA, on behalf of itself and purportedly on behalf of the Company, filed a complaint with the United States District Court for the Southern District of Texas against Messrs. Pierce and Stidham. (Case No. H 00
1218). TCA received a temporary restraining order against Messrs. Pierce and Stidham, and a preliminary injunction hearing was schedule for April 19, 2000. At that hearing, the various parties to the above suits, among others, reached an agreement that was made a formal order of the court (the Texas Federal Court Order).

         The Texas Federal Court Order formally rescinded the SEDI, NORM and Bolton Energy acquisitions and the formation of Telenergy. SEDI was transferred back to Messrs. Tate and Pybas as a result of the rescision. NORM, Bolton Energy and Telenergy were transferred to TCA and Messrs. Paulson and Baker. The Texas Federal Court Order also rescinded all actions of the board and executive officers of the Company from June 14, 1998, through April 19, 2000, and put the Company in the position, which it occupied at June 14, 1998, as if none of the actions that had occurred since that time had transpired.

         The Texas Federal Court Order also required the return of 4,301,501 shares of common stock to treasury by TCA, Mr. Baker and their affiliates and 390,000 shares by the shareholders of Bolton Energy. The order further required Messrs. Tate and Pybas to return 2,020,000 shares of common stock to treasury.

Results of Operations

         The Company had no revenues, operating or otherwise, from 1991 through the fiscal year ended March 31, 2001, nor through the current period, as a result of the rescission discussed above under Item 1. Correspondingly, all expenses during these periods were administrative in nature and immaterial in amount.

Capital Resources and Liquidity

         The Company had no liquidity sources from fiscal 1990 through the fiscal year ended March 31, 2001, nor through the current period, other than the extension of credit from officers, directors and creditors.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         Exhibit No.       Exhibit

         *3                Articles of Incorporation

         *3.2              Bylaws

         *3.1              Amended Articles of Incorporation


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-KSB.

* Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated February 16, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August, 2001.

                              CNH Holdings Company
                                   Registrant


DATE:August 14, 2001                  By: /s/ Charles Stidham
--------------------                     -----------------------
                                      Charles Stidham, Chief Executive Officer,
                                      Chief Accounting Officer and Treasurer