Form 10QSB
period 2001-09-30
CNH HOLDINGS CO
filed 2001-11-13
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

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

                       606 Meadowview, Crockett, TX 75835
                    (Address of principal executive offices)

                                 (936) 544-5576
                            Issuer's telephone number

                    3121 Grapevine Lane, Carrollton, TX 75007
  (Former name, former address and fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 12, 2001 15,611,774
                                                  ------------------------------

        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


CNH Holdings Company
(A Development Stage Company)


        We have reviewed the accompanying balance sheets of CNH Holdings Company (a development stage company) as of September 30, 2001 and March 31, 2001 and the related statements of operations for the three and six month periods ended September 30, 2001 and 2000 and cash flows for the six month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
November 8, 2001

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                       September 30,   March 31,
                                                            2001         2001
                                                          ---------    ---------
Assets: ...............................................   $    --      $    --
                                                          =========    =========

Liabilities:
    Accounts Payable ..................................   $   3,850    $    --
    Shareholder Loan ..................................          90         --
                                                          ---------    ---------

     Total Liabilities ................................       3,940         --
                                                          ---------    ---------

Stockholders' Equity:
  Common Stock, Par value $.001
     Authorized 50,000 shares,
     Issued 15,611,774 shares at September 30, 2001 and
     March 31, 2001 ...................................      15,612      15,612
  Paid-In Capital .....................................     193,735     193,735
  Retained Deficit ....................................        (400)       (400)
  Deficit Accumulated During the Development Stage ....    (212,887)   (208,947)
                                                          ---------    ---------

     Total Stockholders' Equity .......................      (3,940)        --
                                                          ---------    ---------

     Total Liabilities and
       Stockholders' Equity ...........................   $    --      $    --
                                                          =========    =========








                 See accompanying notes and accountants' report.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                         Cumulative
                                                                           since
                                                                         January 1,
                          For the Three Months   For the Six Months         1992
                                 Ended                 Ended            Inception of
                             September 30,           September 30,      Development
                       ---------------------    ----------------------
                          2001        2000         2001         2000        Stage
                       ---------   ---------    ---------    ---------    ---------

Revenues ...........   $    --     $    --      $    --      $    --      $    --
                       ---------   ---------    ---------    ---------    ---------

Expenses
  General & Admin ..       3,850       3,470        3,940       79,947      212,887
                       ---------   ---------    ---------    ---------    ---------

        Net Loss ...   $  (3,850   $  (3,470)   $  (3,940)   $ (79,947)   $(212,887)
                       =========   =========    =========    =========    =========


Basic & Diluted Loss
Per Share ..........   $    --     $    --      $    --       $   (0.01)
                       =========    =========    =========    =========








                 See accompanying notes and accountants' report.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                 Cumulative
                                                                                since January
                                                                                  1, 1992
                                                    For the Six Months Ended    Inception of
                                                          September 30,         Development
                                                    -------------------------
                                                       2001           2000         Stage
                                                    -----------   -----------   -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ........................................    $   (3,940)  $   (79,947)  $  (212,887)
Increase (Decrease) in Accounts Payable .........         3,850        79,947         3,850
Increase in Shareholder Loans ...................            90          --              90
                                                    -----------   -----------   -----------
  Net Cash Used in operating activities .........          --            --        (208,947)
                                                    -----------   -----------   -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities .......          --            --            --
                                                    -----------   -----------   -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Sale of common stock ............................          --            --         208,947
Capital contributed by shareholder ..............          --            --            --
                                                    -----------   -----------   -----------
Net Cash Provided by
  Financing Activities ..........................          --            --         208,947
                                                    -----------   -----------   -----------

Net (Decrease) Increase in
  Cash and Cash Equivalents .....................          --            --            --
Cash and Cash Equivalents
  at Beginning of Period ........................          --            --            --
                                                    -----------   -----------   -----------
Cash and Cash Equivalents
  at End of Period ..............................   $      --     $      --     $      --
                                                    ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ......................................   $      --     $      --     $      --
  Franchise and income taxes ....................   $      --     $      --     $       500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                        See accompanying notes and accountants' report.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001

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

Interim Reporting

        The unaudited financial statements as of September 30, 2001 and for the six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001

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

Nature of Business

        The Company has no products or services as of September 30, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                               For the Three Months Ended September 30, 2001
Basic Loss per Share
Loss to common shareholders                   $        (3,850)      15,611,774  $            -
                                              ===============  ===============  ==============

                                               For the Three Months Ended September 30, 2000
Basic Loss per Share
Loss to common shareholders                   $        (3,470)      14,971,774  $            -
                                              ===============  ===============  ==============

                                                For the Six Months Ended September 30, 2001
Basic Loss per Share
Loss to common shareholders                   $        (3,940)      15,611,774  $            -
                                              ===============  ===============  ==============

                                                For the Six Months Ended September 30, 2000

Basic Loss per Share                          $       (79,947)      14,971,774  $       (0.01)
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for September 30, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)

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

Reclassification

        Certain   reclassifications   have  been  made  in  the  2000  financial
statements to conform with the September 30, 2001 presentation.

NOTE 2 - INCOME TAXES

        As of September 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $213,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount

NOTE 3 - DEVELOPMENT STAGE COMPANY

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

        As of September 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)


NOTE 5 - STOCK ISSUANCE

        On March 31, 2001 the Board of Directors issued 640,000 shares of common stock for services rendered, valued at $.001 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation

        The following discussion has been prepared assuming the Company will continue as a going concern; however, the audit report for the financial statements as of and for the periods ended March 31, 2001, includes a caveat on this point. In reading the following, one should first consult the audit report, financial statements and footnotes, while keeping in mind the significant operating losses generated by the Company.

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

        The reported transfer of SEDI to Messrs, Tate and Pybas on January 13, 2000, triggered the voting and conversion provisions applicable to the remaining outstanding shares of preferred stock. The holders of these shares on March 22, 2000, appointed a new board of directors and executive officers to govern the Company. Subsequently, the holders of these shares converted into common stock. Each preferred share was converted into 1,000 common shares; thus, 12,000,000 common shares were issued, leaving no preferred shares outstanding.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

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

*       Incorporated   herein  by  reference  from  Registrant's  Form  10SB12G,
        Registration Statement, dated February 16, 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November, 2001.

                              CNH Holdings Company
                                   Registrant


DATE: November 13, 2001                By: /s/ Charles Stidham
-----------------------                -----------------------
                                       Charles Stidham, Chief Executive Officer,
                                       Chief Accounting Officer and Treasurer