Form 10QSB
period 2001-12-31
CNH HOLDINGS CO
filed 2002-02-14
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
                    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended:  December 31, 2001

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

                     Nevada                                11-2867201
           (State or other jurisdiction                  (IRS Employer
         of incorporation or organization)             Identification No.)

                              606 Meadowview, Crockett, TX   75835
                           (Address of principal executive offices)

                                        (936) 544-5576
                                   Issuer's telephone number


      (Former name, former address and former fiscal year, if changed since last report.)


                             APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: February 11, 2002 15,611,774

        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

                                            PART I


Item 1.  Financial Statements


                               INDEPENDENT ACCOUNTANT'S REPORT


CNH Holdings Company
(A Development Stage Company)


        We have reviewed the accompanying balance sheets of CNH Holdings Company (a development stage company) as of December 31, 2001 and March 31, 2001 and the related statements of operations for the three and nine month periods ended December 31, 2001 and 2000 and cash flows for the nine month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted



                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
February 12, 2002

                                     CNH HOLDINGS COMPANY
                                (A Development Stage Company)
                                        BALANCE SHEETS

                                                                December 31,      March 31,
                                                                    2001             2001
                                                               ---------------  --------------
Assets:                                                        $             -  $            -
                                                               ===============  ==============

Liabilities:
    Accounts Payable                                           $           650  $            -
    Shareholder Loan                                                     4,410               -
                                                               ---------------  --------------

     Total Liabilities                                                   5,060               -
                                                               ---------------  --------------

Stockholders' Equity:
  Common Stock, Par value $.001
     Authorized 50,000 shares,
     Issued 15,611,774 shares at December 31, 2001 and
     March 31, 2001                                                     15,612          15,612
  Paid-In Capital                                                      193,735         193,735
  Retained Deficit                                                        (400)           (400)
  Deficit Accumulated During the Development Stage                    (214,007)       (208,947)
                                                               ---------------  --------------

     Total Stockholders' Equity                                         (5,060)              -
                                                               ---------------  --------------

     Total Liabilities and
       Stockholders' Equity                                    $             -  $            -
                                                               ===============  ==============






                       See accompanying notes and accountants' report.

                                     CNH HOLDINGS COMPANY
                                (A Development Stage Company)
                                   STATEMENTS OF OPERATIONS

                                                                               Cumulative
                                                                                 since
                                                                               January 1,
                          For the Three Months       For the Nine Months          1992
                                 Ended                      Ended             Inception of
                              December 31,               December 31,         Development
                       -------------------------- --------------------------
                           2001         2000          2001         2000          Stage
                       -------------------------- ------------ ------------- --------------

Revenues               $          -  $          - $          - $           - $            -
                       ------------  ------------ ------------ ------------- --------------

Expenses
  General & Admin.            1,120             -        5,060        79,947        214,007
                       ------------  ------------ ------------ ------------- --------------

        Net Loss       $     (1,120) $          - $  -  (5,060)$     (79,947)$     (214,007)
                       ============  ============ ============ ============= ==============


Basic & Diluted Loss
Per Share              $          - $           -  $         - $       (0.01)
                       ============ ============= ============ =============










                       See accompanying notes and accountants' report.

                                     CNH HOLDINGS COMPANY
                                (A Development Stage Company)
                                   STATEMENTS OF CASH FLOWS

                                                                                  Cumulative
                                                                                since January
                                                                                   1, 1992
                                                  For the Nine Months Ended      Inception of
                                                        December 31,             Development
                                               -------------------------------
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                       $        (5,060)$       (79,947) $     (214,007)
Increase (Decrease) in Accounts Payable                    650          79,947             650
Increase in Shareholder Loans                            4,410               -           4,410
                                               --------------- ---------------  --------------
  Net Cash Used in operating activities                      -               -        (208,947)
                                               --------------- ---------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                    -               -               -
                                               --------------- ---------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Sale of common stock                                         -               -         208,947
Capital contributed by shareholder                           -               -               -
                                               --------------- ---------------  --------------
Net Cash Provided by
  Financing Activities                                       -               -         208,947
                                               --------------- ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                  -               -               -
Cash and Cash Equivalents
  at Beginning of Period                                     -               -               -
                                               --------------- ---------------  --------------
Cash and Cash Equivalents
  at End of Period                             $             - $             -  $            -
                                               =============== ===============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                     $             - $             -  $            -
  Franchise and income taxes                   $             - $             -  $          500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                       See accompanying notes and accountants' report.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2001

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

Interim Reporting

        The unaudited financial statements as of December 31, 2001 and for the nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                                     CNH HOLDINGS COMPANY
                                (A Development Stage Company)
                                NOTES TO FINANCIAL STATEMENTS
                         FOR THE NINE MONTHS ENDED DECEMBER 31, 2001

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

                                     CNH HOLDINGS COMPANY
                                 (A Development Stage Company)
                          FOR THE NINE MONTHS ENDED DECEMBER 31, 2001
                                          (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                For the Three Months Ended December 31, 2001
Basic Loss per Share
Loss to common shareholders                   $        (1,120)      15,611,774  $            -
                                              ===============  ===============  ==============

                                                For the Three Months Ended December 31, 2000
Basic Loss per Share
Loss to common shareholders                   $             -       14,971,774  $            -
                                              ===============  ===============  ==============

                                                For the Nine Months Ended December 31, 2001
Basic Loss per Share
Loss to common shareholders                   $        (5,060)      15,611,774  $            -
                                              ===============  ===============  ==============

                                                For the Nine Months Ended December 31, 2000
Basic Loss per Share
Loss to common shareholders                          $(79,947)      15,761,774  $        (0.01)
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for December 31, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                                     CNH HOLDINGS COMPANY
                                 (A Development Stage Company)
                                 NOTES TO FINANCIAL STATEMENTS
                          FOR THE NINE MONTHS ENDED DECEMBER 31, 2001
                                          (Continued)

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

Reclassification

        Certain   reclassifications   have  been  made  in  the  2000  financial
statements to conform with the December 31, 2001 presentation.

NOTE 2 - INCOME TAXES

        As of December 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $214,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount

NOTE 3 - DEVELOPMENT STAGE COMPANY

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

        As of December 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                                     CNH HOLDINGS COMPANY
                                 (A Development Stage Company)
                                 NOTES TO FINANCIAL STATEMENTS
                          FOR THE NINE MONTHS ENDED DECEMBER 31, 2001
                                          (Continued)


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

*       Incorporated   herein  by  reference  from  Registrant's  Form  10SB12G,
        Registration Statement, dated February 16, 2000.

                                          SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of February, 2002

                                     CNH Holdings Company
                                          Registrant


DATE: February 12, 2002                By: /s/ Charles Stidham
-----------------------                -----------------------
                                       Charles Stidham, Chief Executive Officer,
                                       Chief Accounting Officer and Treasurer