Form 10KSB
period 2002-03-31
CNH HOLDINGS CO
filed 2002-06-27
CIK 821356

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2002

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

                   48 S.W. 16th Street, Dania Beach, FL 33004
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (954) 450-2888
                             ----------------------
                           (Issuer's telephone number)

                    3121 Grapevine Lane, Carrollton, TX 75007
                   ------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

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

At March 31, 2002, the aggregate market value of all shares of voting stock held by non- affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of March 31, 2002, was as follows: Common Stock $.001 par value, 15,611,774 shares.

Total revenues for fiscal year ended March 31, 2002: $0.00

At June 19, 2002 the number of shares of common stock outstanding was 15,611,774.

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

        On June 15, 1998, the Company acquired Southport Environmental and Development, Inc. This acquisition, however, was subsequently rescinded by agreement between the parties and made a formal order of court effective April 19, 2000. This order put the Company in the position which it occupied at June 14, 1998, as if none of the actions which had occurred from that time to the date of rescission had transpired. As a result, the Company has no assets and no liabilities.

        The Company had no operations during the fiscal year ended March 31, 2002.

Employees

        The Company's only employee at the present time is its sole officer and director, who will devote as much time as he determines is necessary to carry out the affairs of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

        The Company, during the period covered by and on the date of this report, owned no real or personal property. The executive offices of the Company are now located at 48 S.W. 16th Street, Dania Beach, Florida 33004. The telephone number at this address is (954) 450-2888.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

          The Common Stock is presently traded in the over-the-counter market and is listed on the Pink Sheets maintained by the National Quotation Bureau, Inc., and on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. (NASD) under the symbol CNHH. The following table sets forth the range of high and low bid and asked quotations for the common stock during each calendar quarter beginning April 1, 1999, and ending March 31, 2002, each of which has been rounded to the nearest whole cent.

                             High Bid       Low Bid       High Ask      Low Ask

June 30, 1999                1.375          0.375         1.625         0.75
September 30, 1999           1.00           0.50          1.50          1.125
December 31, 1999            0.375          0.25          0.75          0.50
March 31, 2000               0.25           0.125         0.375         0.25

June 30, 2000                0.175          0.075         0.25          0.25
September 30, 2000           0.15           0.125         0.375         0.2125
December 31, 2000            0.15           0.10          0.25          0.18
March 31, 2001               0.15           0.125         0.15          0.14

June 30, 2001                0.175          0.075         0.20          0.18
September 30, 2001           0.15           0.08          0.20          0.18
December 31, 2001            0.15           0.08          0.20          0.18
March 31, 2002               0.12           0.08          0.20          0.18

        The above prices were obtained from the National Association of Securities Dealers, Inc. The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On June 19, 2002, the closing inside bid and asked prices quoted on the Bulletin Board for the common stock were $.08 and $.20, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

        The following discussion should be read in conjunction with the Financial Statements and notes thereto.

OPERATIONS

        The Company had no revenues, operating or otherwise, for the three fiscal years ended March 31, 2002, as a result of the recision discussed above under Item 1. Correspondingly, all expenses during these periods were administrative in nature and immaterial in amount.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had no liquidity sources from fiscal 1990 through the fiscal year ended March 31, 2002, other than the extension of credit from officers, directors and creditors.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

Directors and Executive Officers.

        The following table sets forth all current directors and executive officers of the Company, as well as their ages:

      Name                      Age              Position with Company *

Charles Stidham                 59               Chairman of the Board of Directors and Chief Executive,
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

ITEM 10.  EXECUTIVE COMPENSATION

        No compensation was paid to the Board of Directors or executive officers of the Company in their capacities as such during the fiscal years ended March 31, 2002 and 2001.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

        The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 15,611,774 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of March 31, 2002 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                               # of
Name and Address                        Nature of             Shares
of Beneficial Owners                    Ownership             Owned             Percent
Directors

Directors and Executive Officers

Cynthia Jared                    Common                       4,000,000           25.62
Lynn Elliott                     Common                       4,000,000           25.62
Paul Lionti                      Common                       2,113,607           13.54

All Executive Officers and
Directors as a Group (1
person)                           Direct                       0                  00.00%
                                  Options                    None                  None
                                  Total                        0                  00.00%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS: None

        All required exhibits were previously filed with the Registration Statements on Form S 18 (No. 33 17008 NY) and Form S 1 (No. 33 29899) and with the Forms 10KSB for the fiscal year ended March 31, 2001.

(b) Reports on Form 8-K

        None.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dania Beach, Florida, this 26th day of June, 2002.

CNH HOLDINGS COMPANY
(Registrant)

By:   /s/ Charles Stidham
   ---------------------------------
      Charles Stidham, Chief Executive Officer

By:   /s/ Charles Stidham
   ---------------------------------
      Charles Stidham, Chief Financal
      and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity on this 26th day of June, 2002.

/s/ Charles Stidham
---------------------------------
Charles Stidham, Director

                                  CNH HOLDINGS COMPANY, INC.

                                (A Development Stage Company)

                                              -:-

                                 INDEPENDENT AUDITOR'S REPORT


                                    MARCH 31, 2002 AND 2001


CONTENTS


                                                                                       Page

Independent Auditor's Report...........................................................F - 1

Balance Sheets
   March 31, 2002 and 2001.............................................................F - 2

Statements of Operations for the
  Years Ended March 31, 2002 and 2001..................................................F - 3

Statement of Stockholders' Equity
   Since April 15, 1987 (Inception) to March 31, 2002..................................F - 4

Statements of Cash Flows for the
   Years Ended March 31, 2002 and 2001.................................................F - 7

Notes to Financial Statements..........................................................F - 8

                                 INDEPENDENT AUDITOR'S REPORT


CNH Holdings Company, Inc.
(A Development Stage Company)


        We have audited the accompanying balance sheets of CNH Holdings Company, Inc. (a development stage company) as of March 31, 2002 and 2001, and the related statements of operations and cash flows for the two years ended March 31, 2002, and the statement of stockholders' equity from April 15, 1987 (inception) to March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNH Holdings Company, Inc. (a development stage company) as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the two years ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
May 7, 2002

                                  CNH HOLDINGS COMPANY, INC.
                                (A Development Stage Company)
                                        BALANCE SHEETS

                                                                   March 31,
                                                        -------------------------------
                                                             2002            2001
                                                        --------------- ---------------

Assets:                                                 $             - $             -
                                                        =============== ===============

Liabilities:                                            $           580 $             -
   Accounts Payable                                               5,265               -
                                                        --------------- ---------------
   Shareholder Loan
                                                                  5,845               -
                                                        --------------- ---------------
    Total Liabilities

Stockholders' Equity:
  Common Stock, Par value $.001                                       -                -
     Authorized 50,000,000 shares,
     Issued 15,611,774 shares at March 31, 2002 and
     March 31, 2001                                              15,612          15,612
  Paid-In Capital                                               193,735         193,735
  Retained Deficit                                                 (400)           (400)
  Deficit Accumulated During the Development Stage             (214,792)       (208,947)
                                                        --------------- ---------------

     Total Stockholders' Equity                                  (5,845)              -
                                                        --------------- ---------------

     Total Liabilities and
       Stockholders' Equity                             $             - $             -
                                                        =============== ===============













          The accompanying notes are an integral part of these financial statements.

                                  CNH HOLDINGS COMPANY, INC.
                                (A Development Stage Company)
                                   STATEMENTS OF OPERATIONS

                                                                           Cumulative
                                                                             Since
                                                                            January
                                                                            1, 1992
                                             For the year ended           inception of
                                                  March 31,               development
                                       -------------------------------
                                            2002            2001             stage
                                       --------------- ---------------  ----------------
Revenues:                              $             - $             -  $              -

Expenses:                                        5,845          79,947           214,792
                                       --------------- ---------------  ----------------

     Net Loss                          $        (5,845)$       (79,947) $       (214,792)
                                       --------------- ---------------  ----------------

Basic & Diluted loss per share         $             - $         (0.01)
                                       =============== ===============























          The accompanying notes are an integral part of these financial statements.

                                        CNH HOLDINGS COMPANY, INC.
                                      (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                        SINCE APRIL 15, 1987 (INCEPTION) TO MARCH 31, 2002

                                                                                                                           Deficit
                                                                                                                        Accumulated
                                                                                                                       Since January
                                                                                                                          1, 1992
                                                                                                                        Inception of
                                          Preferred Stock            Common Stock             Paid-In      Retained      Development
                                        Shares     Par Value      Shares       Par Value      Capital       Deficit         Stage
                                      ----------   ----------   -----------    ----------    ----------    ----------    ----------
Balance at April 15, 1987 .........         --     $     --            --      $     --      $     --      $     --      $     --
(Inception)

Common Stock Issued for Cash
April 15, 1987 ....................         --           --      21,000,000        10,500       614,500          --            --

Net Loss ..........................         --           --            --            --            --         (92,575)         --
                                      ----------   ----------   -----------    ----------    ----------    ----------    ----------

Balance at March 31, 1988 .........                      --     - 21,000,000       10,500       614,500       (92,575)         --

Retroactive Adjustment for 1:1,000
Reverse Stock Split May 3, 1996 ...         --           --     (20,979,000)      (10,479)   (4,702,486)    4,712,965          --
                                      ----------   ----------   -----------    ----------    ----------    ----------    ----------

Restated Balance at March 31, 1988          --           --          21,000            21    (4,087,986)    4,620,390          --

Common Stock Issued for Cash
January 29, 1988 ..................         --           --           4,614             5       934,567          --            --

Net Loss ..........................         --           --            --            --            --        (180,242)         --
                                      ----------   ----------   -----------    ----------    ----------    ----------    ----------

Balance at March 31, 1989 .........         --           --          25,614            26    (3,153,419)    4,440,148          --

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE APRIL 15, 1987 (INCEPTION) TO MARCH 31, 2002

                                                                                                                           Deficit
                                                                                                                        Accumulated
                                                                                                                       Since January
                                                                                                                          1, 1992
                                                                                                                        Inception of
                                          Preferred Stock            Common Stock             Paid-In      Retained      Development
                                        Shares     Par Value      Shares       Par Value      Capital       Deficit         Stage
                                      ----------   ----------   -----------    ----------    ----------    ----------    ----------
Common Stock Exchanged on 1:1
Basis for Preferred Stock
July 20, 1989 .....................       11,000   $       11       (11,000)   $      (11)   $     --      $     --      $     --

Common Stock Issued for Services
April 30, 1989 ....................         --           --             360          --           9,000          --            --

Common Stock Issued for Exercise
of Warrants May 28, 1989 ..........         --           --             712             1       628,241          --            --

Common Stock Issued for Cash
May 28, 1989 ......................         --           --           2,875             3     3,449,997          --            --

Stock issuance costs ..............         --           --            --            --        (934,330)         --            --

Net Income ........................         --           --            --            --            --         136,980          --
                                      ----------   ----------   -----------    ----------    ----------    ----------    ----------

Balance at March 31, 1990 .........       11,000           11        18,561            19          (511)    4,577,128          --

Common Stock Issued for Cash
June 1, 1990 ......................         --           --             500          --             500          --            --

Net Loss ..........................         --           --            --            --            --      (4,577,147)         --
                                      ----------   ----------   -----------    ----------    ----------    ----------    ----------

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE APRIL 15, 1987 (INCEPTION) TO MARCH 31, 2002

                                                                                                                           Deficit
                                                                                                                        Accumulated
                                                                                                                       Since January
                                                                                                                          1, 1992
                                                                                                                        Inception of
                                          Preferred Stock            Common Stock             Paid-In      Retained      Development
                                        Shares     Par Value      Shares       Par Value      Capital       Deficit         Stage
                                      ----------   ----------   -----------    ----------    ----------    ----------    ----------

Balance at March 31, 1991 - 1996 ..       11,000   $       11        19,061    $       19    $      (11)   $      (19)   $     --

Preferred Stock Exchanged on 1:1
Basis for Common Stock
April 1, 1996 .....................      (11,000)         (11)       11,000            11          --            --            --

Common Stock Issued for Services
May 3, 1996 .......................         --           --         369,939           370            11          --            --

Net Loss ..........................         --           --            --            --            --            (381)         --
                                      ----------   ----------   -----------    ----------    ----------    ----------    ----------

Balance at March 31, 1997 .........         --           --         400,000           400          --            (400)         --

Common Stock Issued for Services
December 1, 1997 ..................         --           --         550,000           550       228,450          --            --

Net Loss ..........................         --           --            --            --            --            --        (129,000)
                                      ----------   ----------   -----------    ----------    ----------    ----------    ----------

Balance at March 31, 1998 .........         --           --         950,000           950       228,450          (400)     (129,000)

Acquisition of Southport
Environmental June 15, 1998 .......      200,000        2,000     6,000,000         6,000          --            --            --

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE APRIL 15, 1987 (INCEPTION) TO MARCH 31, 2002

                                                                                                                           Deficit
                                                                                                                        Accumulated
                                                                                                                       Since January
                                                                                                                          1, 1992
                                                                                                                        Inception of
                                          Preferred Stock            Common Stock             Paid-In      Retained      Development
                                        Shares     Par Value      Shares       Par Value      Capital       Deficit         Stage
                                      ----------   ----------   -----------    ----------    ----------    ----------    ----------
Common Stock Issued for Expenses
June 15, 1998 .....................         --     $     --         309,410    $      309    $  353,045    $     --      $     --

Net Loss ..........................         --           --            --            --            --            --        (632,422)
                                      ----------   ----------   -----------    ----------    ----------    ----------    ----------

Balance at March 31, 1999 .........      200,000        2,000     7,259,410         7,259       581,495          (400)     (761,422)

Southport Environmental Recission
January 13, 2000 ..................     (188,000)      (1,880)   (5,020,000)       (5,020)     (454,454)         --         632,422

Preferred Stock Exchanged on 1:1000
Basis for Common Stock
March 1, 2000 .....................      (12,000)        (120)   12,000,000        12,000       (11,880)         --            --

Common Stock Issued for Stock
Options Exercised March 1, 2000 ...         --           --         732,364           733          (733)         --            --

Net Loss ..........................         --           --            --            --            --            --            --
                                      ----------   ----------   -----------    ----------    ----------    ----------    ----------

Balance at March 31, 2000 .........         --           --      14,971,774        14,972       114,428          (400)     (129,000)

Common Stock Issued for Services
September 30, 2000 ................         --           --                    640,000 640       79,307          --            --

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE APRIL 15, 1987 (INCEPTION) TO MARCH 31, 2002

                                                                                                                           Deficit
                                                                                                                        Accumulated
                                                                                                                       Since January
                                                                                                                          1, 1992
                                                                                                                        Inception of
                                          Preferred Stock            Common Stock             Paid-In      Retained      Development
                                        Shares     Par Value      Shares       Par Value      Capital       Deficit         Stage
                                      ----------   ----------   -----------    ----------    ----------    ----------    ----------
Net Loss ..........................         --           --            --            --            --            --         (79,947)
                                      ----------   ----------   -----------    ----------    ----------    ----------    ----------

Balance at March 31, 2001 .........         --           --      15,611,774        15,612       193,735          (400)     (208,947)

Capital contributed by shareholders'        --           --            --            --            --            --            --
Net loss ..........................         --           --            --            --            --            --          (5,845)
                                      ----------   ----------   -----------    ----------    ----------    ----------    ----------

Balance at March 31, 2002 .........   $     --           --      15,611,774    $   15,612    $  193,735    $     (400)   $ (214,792)
                                      ==========   ==========   ===========    ==========    ==========    ==========    ==========












    The accompanying notes are an integral part of these financial statements

                                  CNH HOLDINGS COMPANY, INC.
                                 (A Development Stage Company)
                                   STATEMENTS OF CASH FLOWS

                                                                                Cumulative
                                                                                   Since
                                                                              January 1,1992
                                                   For the years ended         inception of
                                                        March 31,               development
                                              -----------------------------
                                                   2002            2001            stage
                                              ---------------  ------------   ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                      $        (5,845) $    (79,947)  $      (214,792)
Common Stock Issued for Services                            -        79,947                 -
Increase (Decrease) in accounts payable                   580             -               580
Increase (Decrease) in shareholders' loan               5,265             -             5,265
                                              ---------------  ------------   ---------------
  Net Cash Used in operating activities                     -             -          (208,947)
                                              ---------------  ------------   ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of plant, property, & equipment                    -             -                 -
                                              ---------------  ------------   ---------------
 Net cash provided by investing activities                  -             -                 -
                                              ---------------  ------------   ---------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Sale of common stock                                        -             -           208,947
Capital contributed by shareholder                          -             -                 -
                                              ---------------  ------------   ---------------
 Net Cash Provided by Financing Activities                  -             -           208,947
                                              ---------------  ------------   ---------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                 -             -                 -
Cash and Cash Equivalents
  at Beginning of Period                                    -             -                 -
                                              ---------------  ------------   ---------------
Cash and Cash Equivalents
  at End of Period                            $             -  $          -   $             -
                                              ===============  ============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                    $             -  $          -   $             -
  Franchise and income taxes                  $             -  $          -   $           500
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
None


          The accompanying notes are an integral part of these financial statements.

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED MARCH 31, 2002 and 2001


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

                           CNH HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED MARCH 31, 2002 and 2001
                                   (Continued)

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

Nature of Business

        The company has no products or services as of March 31, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                           CNH HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED MARCH 31, 2002 and 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                        For the year ended March 31, 2002
Basic Loss per Share
Loss to common shareholders                   $        (5,845)      15,611,774  $            -
                                              ===============  ===============  ==============


                        For the year ended March 31, 2001
Basic Loss per Share
Loss to common shareholders                   $       (79,947)      15,291,774  $        (0.01)
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for March 31, 2002 and 2001 and are thus not considered.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

NOTE 2 - INCOME TAXES

        As of March 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $215,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                           CNH HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED MARCH 31, 2002 and 2001
                                   (Continued)

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

NOTE 4 - COMMITMENTS

        As of March 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK ISSUANCE

        On March 31, 2001 the Board of Directors issued 640,000 shares of common stock for services rendered, valued at $.001 per share.