Form 10QSB
period 2002-06-30
CNH HOLDINGS CO
filed 2002-08-13
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002
                                                 ----------------

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

                      48 S.W. Street, Dania Beach, FL 33004
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 450-2888
                            Issuer's telephone number


     (Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2002 15,611,774
                                                    ----------------------------

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


CNH Holdings Company
(A Development Stage Company)


     We have reviewed the accompanying balance sheets of CNH Holdings Company (a development stage company) as of June 30, 2002 and March 31, 2002 and the related statements of operations and cash flows for the three months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO
                                                   Certified Public Accountants

Salt Lake City, Utah
August 12, 2002

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                  June 30,           March 31,
                                                                                    2002                2002
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ==================  ==================

Liabilities:
  Accounts Payable                                                           $              254  $              580
  Shareholder Loan                                                                        5,833               5,265
                                                                             ------------------  ------------------

  Total Liabilities                                                                       6,087               5,845
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
     Authorized 50,000 shares,
     Issued 15,611,774 shares at June 30, 2002 and
     March 31, 2002                                                                      15,612              15,612
  Paid-In Capital                                                                       193,735             193,735
  Retained Deficit                                                                         (400)               (400)
  Deficit Accumulated During the Development Stage                                     (215,034)           (214,792)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (6,087)             (5,845)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ==================  ==================




















                 See accompanying notes and accountants' report.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                 Cumulative
                                                                                                since January
                                                                                                   1, 1992
                                                                                                  Inception
                                                          For the Three Months Ended                 of
                                                                   June 30,                      Development
                                                    --------------------------------------
                                                           2002                2001                 Stage
                                                    ------------------   -----------------    -----------------
Revenues:                                           $                -   $               -    $               -

Expenses:                                                          242                  90              215,034
                                                    ------------------   -----------------    -----------------

     Net Loss                                       $             (242)  $             (90)   $        (215,034)
                                                    ==================   =================    =================

Basic & Diluted loss per share                      $                -   $               -
                                                    ==================   =================


























                 See accompanying notes and accountants' report.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                   since January
                                                                                                      1, 1992
                                                               For the Three Months Ended           Inception of
                                                                        June 30,                    Development
                                                          -------------------------------------
                                                                2002                2001               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $            (242) $              (90) $         (215,034)
Common Stock Issued for Services                                          -                   -              79,947
Increase (Decrease) in Accounts Payable                                (326)                  -                 254
Increase in Shareholder Loans                                           568                  90               5,833
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                                   -                   -            (129,000)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Sale of common stock                                                      -                   -             129,000
Capital contributed by shareholder                                        -                   -                   -
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities                                                    -                   -             129,000
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $              500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None





                 See accompanying notes and accountants' report.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002

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

Interim Reporting

     The unaudited financial statements as of June 30, 2002 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002

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

Nature of Business

     The Company has no products or services as of June 30, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                   (Continued)

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

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                 For the Three Months Ended June 30, 2002
Basic Loss per Share
Loss to common shareholders                             $             (242)          15,611,774  $                -
                                                        ==================  ===================  ==================

                                                                 For the Three Months Ended June 30, 2001
Basic Loss per Share
Loss to common shareholders                             $              (90)          15,611,774  $                -
                                                        ==================  ===================  ==================

     The effect of outstanding common stock equivalents would be anti-dilutive for June 30, 2002 and 2001 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification

     Certain reclassifications have been made in the 2001 financial statements to conform with the June 30, 2002 presentation.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                   (Continued)

NOTE 2 - INCOME TAXES

     As of June 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $215,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount

NOTE 3 - DEVELOPMENT STAGE COMPANY

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

NOTE 4 - COMMITMENTS

     As of June 30, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK ISSUANCE

     On March 31, 2001 the Board of Directors issued 640,000 shares of common stock for services rendered, valued at $.001 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation


     The following discussion has been prepared assuming the Company will continue as a going concern; however, the audit report for the financial statements as of and for the periods ended March 31, 2002, includes a caveat on this point. In reading the following, one should first consult the audit report, financial statements and footnotes, while keeping in mind the significant operating losses generated by the Company on a consolidated basis with its subsidiaries.

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

Results of Operations

     The Company had no revenues, operating or otherwise, from 1991 through the fiscal year ended March 31, 2002, nor through the current period, as a result of the rescission discussed above under Item 1. Correspondingly, all expenses during these periods were administrative in nature and immaterial in amount.

Capital Resources and Liquidity

     The Company had no liquidity sources from fiscal 1990 through the fiscal year ended March 31, 2002, nor through the current period, other than the extension of credit from officers, directors and creditors.

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

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

     Exhibit No. Exhibit

     *3 Articles of Incorporation

     *3.2 Bylaws

     *3.1 Amended Articles of Incorporation

      99.1 CEO Certification

      99.2 CFO Certification

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

* Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated February 16, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CNH Holdings Company
                                   Registrant


DATE:August 12, 2002               By: /s/ Charles Stidham
--------------------                   -----------------------
                                       Charles Stidham, Chief Executive Officer,
                                       Chief Accounting Officer and Treasurer