Form 10QSB
period 2002-09-30
CNH HOLDINGS CO
filed 2002-11-05
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002
                                              ---------------------

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

                      48 S.W. Street, Dania Beach, FL 33004
                    (Address of principal executive offices)

                                 (954) 450-2888
                            Issuer's telephone number


                (Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2002 15,611,774


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


CNH Holdings Company
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of CNH Holdings Company (a development stage company) as of September 30, 2002 and March 31, 2002 and the related statements of operations for the three and six month periods ended September 30, 2002 and 2001 and cash flows for the six month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
October 25, 2002

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                               September 30,         March 31,
                                                                                    2002                2002
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ==================  ==================

Liabilities:
    Accounts Payable                                                         $            2,295  $              580
    Shareholder Loan                                                                      6,304               5,265
                                                                             ------------------  ------------------

     Total Liabilities                                                                    8,599               5,845
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
     Authorized 50,000,000 shares,
     Issued 15,611,774 shares at September 30, 2002 and
     March 31, 2002                                                                      15,612              15,612
  Paid-In Capital                                                                       193,735             193,735
  Retained Deficit                                                                         (400)               (400)
  Deficit Accumulated During the Development Stage                                     (217,546)           (214,792)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (8,599)             (5,845)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ==================  ==================















                 See accompanying notes and accountants' report.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                 Cumulative
                                                                                                    since
                                                                                                 January 1,
                                  For the Three Months              For the Six Months              1992
                                         Ended                            Ended                 Inception of
                                     September 30,                    September 30,              Development
                            -------------------------------- --------------------------------
                                 2002             2001            2002             2001             Stage
                            --------------- ---------------- --------------- ---------------- -----------------

Revenues                    $             - $              - $             - $              - $               -
                            --------------- ---------------- --------------- ---------------- -----------------

Expenses
  General & Admin.                    2,512            3,850           2,754            3,940           217,546
                            --------------- ---------------- --------------- ---------------- -----------------

        Net Loss            $        (2,512)$         (3,850)$        (2,754)$         (3,940)$        (217,546)
                            =============== ================ =============== ================ =================


Basic & Diluted Loss
Per Share                   $             - $              - $             - $              -
                            =============== ================ =============== ================




















                 See accompanying notes and accountants' report.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                   since January
                                                                                                      1, 1992
                                                                For the Six Months Ended            Inception of
                                                                      September 30,                 Development
                                                          -------------------------------------
                                                                2002                2001               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $(2,754)           $           (3,940) $         (217,546)
Common Stock Issued for Services                                          -                   -              79,947
Increase (Decrease) in Accounts Payable                               1,715               3,850               2,295
Increase in Shareholder Loans                                         1,039                  90               6,304
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                                   -                   -            (129,000)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Sale of common stock                                                      -                   -             129,000
Capital contributed by shareholder                                        -                   -                   -
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities                                                    -                   -             129,000
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $              500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                 See accompanying notes and accountants' report.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002

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

Interim Reporting

         The unaudited financial statements as of September 30, 2002 and for the six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002

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

Nature of Business

         The Company has no products or services as of September 30, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                               For the Three Months Ended September 30, 2002
Basic Loss per Share
Loss to common shareholders                             $           (2,512)          15,611,774  $                -
                                                        ==================  ===================  ==================

                                                               For the Three Months Ended September 30, 2001
Basic Loss per Share
Loss to common shareholders                             $           (3,850)          15,611,774  $                -
                                                        ==================  ===================  ==================

                                                                For the Six Months Ended September 30, 2002
Basic Loss per Share
Loss to common shareholders                             $(2,754)                     15,611,774  $                -
                                                        ==================  ===================  ==================

                                                                For the Six Months Ended September 30, 2001
Basic Loss per Share
Loss to common shareholders                             $           (3,940)          15,611,774  $                -
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for September 30, 2002 and 2001 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
                                   (Continued)

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

Reclassification

         Certain   reclassifications  have  been  made  in  the  2001  financial statements to conform with the September 30, 2002 presentation.

NOTE 2 - INCOME TAXES

         As of September 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $218,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount

NOTE 3 - DEVELOPMENT STAGE COMPANY

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

NOTE 4 - COMMITMENTS

         As of September 30, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
                                   (Continued)

NOTE 5 - STOCK ISSUANCE

         On March 31, 2002 the Board of Directors issued 640,000 shares of common stock for services rendered, valued at $.001 per share.

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

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

                              CNH Holdings Company
                                   Registrant


DATE: November 5, 2002                 By: /s/ Charles Stidham
----------------------                 -----------------------
                                       Charles Stidham, Chief Executive Officer,
                                       Chief Accounting Officer and Treasurer

I, Charles Stidham, certify that:

         1. I have reviewed this quarterly report on form 10-qsb of CNH Holdings Company.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002


/S/Charles Stidham
President, CEO
(Principal Executive Officer)

I, Charles Stidham, certify that:

         1. I have reviewed this quarterly report on form 10-qsb of CNH Holdings Company.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002


/S/Charles Stidham
Treasurer and Director
(Principal Financial and Accounting Officer)