Form 10QSB
period 2002-12-31
CNH HOLDINGS CO
filed 2003-02-10
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2002

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE: DECEMBER 31, 2002 15,611,774

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE).
YES      ;  NO   X

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                         INDEPENDENT ACCOUNTANT'S REPORT


CNH Holdings Company
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of CNH Holdings Company (a development stage company) as of December 31, 2002 and March 31, 2002 and the related statements of operations for the three and nine month periods ended December 31, 2002 and 2001 and cash flows for the nine month periods ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
February 5, 2003

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                December 31,         March 31,
                                                                                    2002                2002
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ==================  ==================

Liabilities:
    Accounts Payable                                                         $            3,931  $              580
    Shareholder Loan                                                                      6,304               5,265
                                                                             ------------------  ------------------

     Total Liabilities                                                                   10,235               5,845
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
     Authorized 50,000,000 shares,
     Issued 15,611,774 shares at December 31, 2002 and
     March 31, 2002                                                                      15,612              15,612
  Paid-In Capital                                                                       193,735             193,735
  Retained Deficit                                                                         (400)               (400)
  Deficit Accumulated During the Development Stage                                     (219,182)           (214,792)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (10,235)             (5,845)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
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

                                               CNH HOLDINGS COMPANY
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS


                                                                                                 Cumulative
                                                                                                    since
                                                                                                 January 1,
                                  For the Three Months             For the Nine Months              1992
                                         Ended                            Ended                 Inception of
                                      December 31,                     December 31,              Development
                            -------------------------------- --------------------------------
                                 2002             2001            2002             2001             Stage
                            --------------- ---------------- --------------- ---------------- -----------------

Revenues                    $             - $              - $             -  $             - $               -
                            --------------- ---------------- --------------- ---------------- -----------------

Expenses
  General & Admin.                    1,636            1,120           4,390            5,060           219,182
                            --------------- ---------------- --------------- ---------------- -----------------

        Net Loss            $        (1,636)$         (1,120)$        (4,390)$         (5,060)$        (219,182)
                            =============== ================ =============== ================ =================


Basic & Diluted Loss
Per Share                   $             - $              - $             - $              -
                            =============== ================ =============== ================


















                 See accompanying notes and accountants' report.

                                               CNH HOLDINGS COMPANY
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                   since January
                                                                                                      1, 1992
                                                                For the Nine Months Ended           Inception of
                                                                      December 31,                  Development
                                                          -------------------------------------
                                                                2002                2001               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $          (4,390) $           (5,060) $         (219,182)
Common Stock Issued for Services                                          -                   -              79,947
Increase (Decrease) in Accounts Payable                               3,351  650                              3,931
Increase in Shareholder Loans                                         1,039               4,410               6,304
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                                   -                   -            (129,000)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Sale of common stock                                                      -                   -             129,000
Capital contributed by shareholder                                        -                   -                   -
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities                                                    -                   -             129,000
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $              500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                 See accompanying notes and accountants' report.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2002

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

Interim Reporting

         The unaudited financial statements as of December 31, 2002 and for the nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2002

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

Nature of Business

         The Company has no products or services as of December 31, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2002
                                   (Continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                               For the Three Months Ended December 31, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (1,636)          15,611,774  $                -
                                                        ==================  ===================  ==================

                                                               For the Three Months Ended December 31, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (1,120)          15,611,774  $                -
                                                        ==================  ===================  ==================

                                                                For the Nine Months Ended December 31, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (4,390)          15,611,774  $                -
                                                        ==================  ===================  ==================

                                                                For the Nine Months Ended December 31, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (5,060)          15,611,774  $                -
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for December 31, 2002 and 2001 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2002
                                   (Continued)

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

Reclassification

         Certain   reclassifications  have  been  made  in  the  2001  financial statements to conform with the December 31, 2002 presentation.

NOTE 2 - INCOME TAXES

         As of December 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $219,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount

NOTE 3 - DEVELOPMENT STAGE COMPANY

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

NOTE 4 - COMMITMENTS

         As of December 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                              CNH HOLDINGS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2002
                                   (Continued)

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

                              CNH Holdings Company
                                   Registrant


DATE: February 5, 2003                 By: /s/ Charles Stidham
                                       Charles Stidham, Chief Executive Officer,
                                       Chief Accounting Officer and Treasurer

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

Date: February 5, 2003


/s/ Charles Stidham
President, CEO
(Principal Executive Officer)

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

Date: February 5, 2003


/s/ Charles Stidham
Treasurer and Director
(Principal Financial and Accounting Officer)