Form 10KSB
period 2003-03-31
CNH HOLDINGS CO
filed 2003-07-01
CIK 821356

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2003

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

               17304 Preston Road, Suite 975, Dallas, Texas 75252
               (Address of principal executive office) (Zip Code)

                                  972.381.4699

                           (Issuer's telephone number)

                   48 S.W. 16th Street, Dania Beach, FL 33004

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

At June 30, 2003, the aggregate market value of all shares of voting stock held by non-affiliates was approximately $3,201,880. In determining this figure Registrant has assumed that all directors and executive officers are affiliates. This assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of June 30, 2003, was as follows: 4,001,175 common shares, $.001 par value per share.

Total revenues for fiscal year ended March 31, 2003: $0.00

At June 30, 2003 the number of shares of common stock outstanding was 4,001,175.

Transitional Small Business Disclosure Format (check one): Yes  ; No X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History:

CNH Holdings Company, a Nevada corporation ("Company" or "CNHC"), was incorporated in Delaware on April 15, 1987, under the name of I.S.B.C. Corp. The Company subsequently changed its name to Coral Companies, Inc., and then to CNH Holdings Company. Domicile was changed to Nevada in 1997. The Company conducted an initial public and secondary offerings during the 1980s.

On June 15, 1998, the Company acquired Southport Environmental and Development, Inc. This acquisition, however, was subsequently rescinded by agreement between the parties and made a formal order of court effective April 19, 2000. This order put the Company in the position which it occupied at June 14, 1998, as if none of the actions which had occurred from that time to the date of rescission had transpired. As a result, the Company has no assets as of March 31, 2003. Liabilities consisted of accounts payable of $4,166 and shareholder loans of $6,454 as of the March 31, 2003; further, the Company had no operations during that period either.

Acquisition of X-Bridge Technology:

Corvero Networks, Inc., a Florida corporation ("Corvero"), was formed by CNHC as a wholly-owned subsidiary to acquire the use of certain technology known as the XBridge Technology. This technology has as its principal component the Corvero Convergence Platform(TM). The acquisition was accomplished by entering into a license agreement with XBridge Software, Inc., a Texas corporation ("X-Bridge" and the "License Agreement," respectively).

Corvero obtained from X-Bridge the right to exploit what management feels is a visionary convergence technology. This technology allows a low cost, reliable appliance based on the use of XML technology, the purpose of which is the combination of voice, video and data between devices over the internet in a single network infrastructure.

Cisco contributed to the research leading to the development of this technology as a development partner. Cisco's participation was intended to demonstrate the commercial possibilities offered by converging voice, data and video through internet communications utilizing an XML based network appliance.

         XML--Enabled Architecture:

Corvero's   solution  has  embraced  the  acknowledged  next  wave  of  advanced technology - XML. This language has been forecast by industry analysts and integration experts to be the platform for solving integration and convergence issues. The founders of Corvero saw the trends toward the widespread adoption of XML and aligned its development teams to build the core technical architecture of the Corvero Convergence Platform(TM) on XML.

         IP Telephony Convergence:

IP telephony refers to the technology used in transmitting voice over a network using open, standards-based Internet Protocol (IP). In support of the Cisco AVVID network strategy, Corvero IP telephony solutions leverage a single network infrastructure for the transmission of data, voice, and video traffic to deliver high-quality voice and fully integrated communications. Corvero IP telephony solutions enable enterprises to realize the business benefits of a converged network. These benefits include increased productivity, business flexibility, and reduced operational costs.

The movement towards incorporating voice, video and data into a single network is referred to as "convergence". IP telephony now allows the telephone to serve up data in a manner similar to a PC (personal computer) or any other web enabled device.

The Corvero Convergence Platform(TM), through its comprehensive support for Cisco Systems architecture, is positioned to enable the integration required to successfully deliver this convergence vision.

         The Intersection of IP Telephony Convergence and Enterprise Business Integration through XML, via Corvero Technology:

In addition to application-to-application data integration, Corvero enables users to undertake "single view" queries of XML and legacy data streams in either voice or browser modes.

The Corvero Convergence Platform(TM), coupled with XML and IP telephony environments, allows enterprises to achieve unique client-application integration through their IP phones. This integration is accomplished as a peer in the network with other user interface devices such as PCs, PDAs, wireless phones and point-of-sale devices, among others. By coupling the XML browser with voice services, Corvero is able to bring powerful data query applications to the phone. Before the introduction of the Corvero Convergence Platform, IP data based applications offered via IP phones were limited by the phone's ability to navigate and/or manipulate data in a meaningful way.

The Corvero Convergence Platform(TM) opens the world of data and application access to a new group of users who need voice as well as browser access to information.

The key to rapid adoption of IP telephony and voice/data convergence is the ability to bind voice/video and data streams together using XML. Corvero believes it has the technology to make this possible.

         Focus Markets:

In addition to the macro-economic challenges currently being faced by businesses, there has been an increased level of scrutiny on information technology (IT) expenditures stemming from the unrealized returns on complex enterprise applications purchased over the past several years. The business climate is challenging at present, and has forced companies to find creative ways to improve efficiencies and drive out costs.

In spite of the current overall reluctance of business to invest in IT projects, two segments of the IT market are showing relatively strong growth and profitability. These are the IP telephony and EBI markets. Corvero's core technology was specifically crafted to meet the demands of these two markets - from both a technological and cost perspective.

Current market trends - specifically the need to lower costs and generate a defined rate of return on investment for IT - together with the ever-growing need to integrate applications in order to deliver real time business integration - are creating what management feels is an environment conducive to the introduction of disruptive technology to the enterprise business integration ("EBI") market and the internet protocol ("IP") telephony network convergence, i.e., IP communications/telephony, market.

 Corvero is poised to take advantage of this  opportunity and its management has
already   identified   targets  for  its  technology   within  the  EBI  and  IP
communications markets.

         IP Telephony Market:

Synergy Research Group (SRG) has estimated a 50% growth in the worldwide market for enterprise IP telephony in 2003, which generated $863.7 million in vendor revenues during 2002. In its latest quarterly research report, "Worldwide Enterprise VoIP Equipment Market Shares, Q4, 2002", Synergy also found that LAN (local area network) telephony represents a growing portion of this market, accounting for 71 percent of the market in the fourth quarter of 2002 (based on revenues).

Market share leaders in the LAN telephony segment for the fourth quarter of 2002 were Cisco, Avaya and 3 Com, who respectively captured 43.7 percent, 16.5 percent and 16.0 of the market, based on line shipments.

Apart from the economies provided by moving a firm's communications onto one network, IP telephony convergence applications form the most compelling reason why many companies are replacing legacy phone systems with IP telephony. The ability to access enterprise data and applications through a device such as a web-browser enabled IP phone has presented an opportunity to position the IP phone as a peer to the PC (personal computer) in many work environments - especially where PC's are not appropriate user interfaces for employees.

Major companies are now looking to IP telephony as a requirement versus an option in boosting ROI (rate of return on investment), based on improved operational efficiencies afforded by IP telephony versus traditional solutions.

According to IDC, IP telephony service revenue for 2002 was $1.6 billion. IDC projects these revenues to increase to $18.7 billion in 2004. By 2006, 50% of the traffic minutes are going to be in IP, according to IDC. IDC Europe is predicting that, despite the economic downturn in Western Europe, the IP telephony market will increase to $2.4 billion in 2006 - representing a CAGR (compound annual growth rate) of 74% over the forecast period. The IP telephony service market in the Asia-Pacific region, excluding Japan, is expected to hit US$6.9 billion by 2005, reports IDC.

The above statistics exemplify the potent growth in IP telephony across the globe and the resulting prospective market for applications. The emergence of many small application vendors who deliver point solutions integrating simple applications and data presentation into the IP telephony environment gives credence to this potential, but does not offer a long term strategic opportunity for these small companies.

Corvero believes that has positioned a convergence platform that can flexibly, securely and, above all, cost-effectively integrate corporate applications with IP telephony.

This  is  the  principal  market   reasoning  behind  the  Corvero   Convergence
Platform(TM) for IP telephony.

     Enterprise Business Integration (EBI):

Another segment where IT spending is continuing to grow more strongly than most others within the IT marketplace is the Enterprise Business Integration (EBI) market. According to Aberdeen, the EBI market totaled $3.6B in 2002, is projected to grow to $3.93B in 2003 and will continue to grow at a compound annual growth rate (CAGR) of 11.4% from 2002 through 2006.

While growth in the market seems assured, a number of challenges continue to restrict B2B integration and e-commerce proliferation into the small and medium sized market, (defined as those companies with revenues of $50million to $1 billion per annum). These challenges can be summarized as the enduring high cost and complexity of existing integration solutions, with no apparent way out in sight if the existing application integration architecture is not replaced by an inherently lower cost, inherently more simple approach.

While there have been many published success stories about successful B2B integration and e-commerce ventures with companies such as Dell Computers and Wal-Mart and the auto industry as examples, in many cases only a few select major suppliers are able to afford the cost and difficulty involved in building these B2B and EBI links.

Based on numerous in-depth discussions with analysts, as well as many early adaptor customers, it has become clear to Corvero that the market is ready for a solution that would be able to dramatically reduce the costs of application integration within and between businesses, even if it were considered to be new and potentially risky, disruptive technology.

The Corvero platform enables companies to share data across a wide variety of disparate applications, with multiple business partners and across a wide spectrum of presentation devices - all at a substantially lower performance: price ratio than existing solutions.. The Corvero solution offers one of the lowest total-cost-of-ownership (TCO) economic models in the market because it eliminates the need for lengthy implementations and costly development through the enabling of network administrators to configure the solution in a fraction of the time required by current solutions.

Existing Business Relationships:

Corvero Networks is currently executing on opportunities in the financial services, entertainment, oil & gas infrastructure, healthcare, high tech manufacturing, consumer packaged goods and retail markets, where leading edge organizations are investing in IP Telephony, because they believe this technology will have a significant impact on their productivity and business performance.

Corvero is working as a marketing partner with Cisco Systems and several of Cisco's top value-added resellers (VARs) to market and sell its solution within the IP communications market. To this end, Corvero is actively engaged with Cisco to certify its products and broaden the business relationship between both companies.

Corvero is also working with a number of organizations involved in EBI initiatives. This effort is being made to bring Corvero's XML integration technology to market in other select vertical markets. Management is currently working with members of the Petroleum Data Exchange (PIDX) group, a subcommittee of the American Petroleum Institute (API), which is made up of market-leading companies in the petroleum industry-- including ExxonMobil, ChevronTexaco, TradeRanger, Halliburton and Royal Dutch Shell, among others.

PIDX has the goal of eliminating the challenges of e-business integration between applications and trading partners, by working to establish common data exchange standards to simplify and lower the cost of supply chain integration. The Corvero XML integration solution significantly reduces the complexity and cost associated with EBI efforts. Corvero is working with key consulting and implementation partners to commercialize and deliver its solutions for the petroleum industry as the first target market for this application of its XML integration technology.

Manufacturing:

Corvero will assume an existing outsourced manufacturing relationship with a well-respected national manufacturer of build-to-order servers and other computer hardware. This arrangement delivers the advantage of allowing Corvero to focus on internally developing its technology solutions while benefiting from the expertise, customer support capabilities and cost advantages offered by a best-of-breed appliance manufacturer.

License Agreement:

The License Agreement was entered into on May 5, 2003. This agreement is principally between Corvero and XBridge, although CNHC was a party to certain provisions. The License Agreement resulted in XBridge licensing to Corvero all of X-Bridge's right, title, and interest in and to a software program (and concomitant hardware platforms) which had been developed by XBridge and which were, collectively, known as the "XBridge Technology." This technology principally allows for the development, implementation and commercialization of XML integration solutions in the EBI and IP Telephony markets. The license also pertains to the object and source code pertaining to the XBridge Technology.

The term of this license is twenty years. Corvero initially agreed to use its best efforts to obtain up to $250,000 in equity financing for the purpose of implementing the XBridge Technology, although this provision was subsequently waived. CNHC, subsequent to the waiver of this covenant, paid 500,000 "restricted" common shares of its stock to XBridge as a licensing fee.

Corvero is obligated to pay royalties as follows: 1. No royalties are due for the first $1,000,000 in aggregate gross revenue; 2. A royalty of 5% of gross revenues is due for aggregate gross revenues of over $1,000,000, up to and including $2,000,000; 3. A royalty of 4% of gross revenues for aggregate gross revenues of over $2,000,000, up to and including $3,000,000; 4. A royalty of 3% of gross revenues for aggregate gross revenues of over $3,000,000, up to and including $4,000,000; 5. A Royalty of 2% of gross revenues for aggregate gross revenues of over $4,000,000, up to and including $5,000,000; and 6. A Royalty of 1% of gross revenues for aggregate gross revenues of over $5,000,000. When aggregate gross revenues reached $10,000,000, CNHC was to have delivered an additional 1,500,000 common shares. As discussed below, these shares have already been delivered. All CNHC shares delivered under the License Agreement may not be sold or otherwise transferred by XBridge prior to three years after the execution date of the License Agreement.

Royalties accrue at the time Corvero invoices its customer, and are due and payable on a monthly basis. Corvero has also agreed to provide XBridge with a monthly report detailing the amount s invoiced, the total royalty due and the calculations used to arrive at these amounts. All past due invoices and royalties will accrue interest at the lesser of (a) one and one-half percent (1 1/2%) per month, or (b) the maximum rate permitted by applicable law, in each case, from the date due until fully paid.

The amounts due XBridge under this License Agreement do not include taxes, duties or similar fees. If XBridge is required to pay (1) sales, use, property, value-added, withholding or other taxes, (2) any customs or other duties, or (3) any import, warehouse or other fees, associated with the importation or delivery based on the licenses granted under the License Agreement or on Corvero's use of the XBridge Technology, then these taxes, duties or fees will be paid by Corvero, although this does not apply to taxes based on X-Bridge's income or payroll taxes.

Corvero will permit XBridge, once per year, to audit Corvero's books and records related to the license and Corvero's exploitation of the XBridge Technology. Any audit requested by XBridge will be conducted Corvero's regular business hours, will comply with Corvero's normal security procedures, and will not unreasonably interfere with Corvero's business operations. All out-of-pocket costs associated with an audit will be paid by XBridge, , unless the audit discovers (1) that Corvero is violating the terms and restrictions of the License Agreement; or (2) a discrepancy of five percent (5%) or more in the royalties reported to XBridge, in which case all out-of-pocket costs will be paid by Corvero.

Asset Purchase Agreement:

Following the execution and delivery of the License Agreement, Corvero entered into an agreement with XBridge to purchase a portion of the assets of XBridge, principally computer hardware. The purchase price was $125,500 payable over time. This agreement was satisfied during the first quarter of the current fiscal year by CNHC agreeing to deliver those 1,500,000 additional shares of common stock due on obtaining $10,000,000 in sales under the Licensing Agreement in full satisfaction of all amounts payable, other than royalty fees, under the License and asset purchase agreements.

ITEM 2.  DESCRIPTION OF PROPERTY

Corvero has offices at 17304 Preston Road, Suite 975, Dallas, Texas 75252. The phone number there is 972.381.4699. These facilities are being received free of charge from an investor. Presently, Corvero is looking for additional space in the Dallas metropolitan area.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings to which the Company (or its director and officer in his capacity as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated, with the exception of that described in the following paragraph.

The Company was sued on May 1, 2003, by Regions Bank in the United States District Court for the Southern District of Texas (Houston Division, Case No. H-03-1469). The complaint has not yet been served on the Company; therefore, the case has not actually commenced and no answer is yet due, although the Company, if required to answer after service, will defend the complaint vigorously as the Company feels there is no merit to the allegations.

The complaint seeks a declaratory judgment and relates to 140,000 shares previously held by Messrs. Larry Tate and Gerry Pybas, former officers and directors of the Company. These shares were the subject of a final judgment in a case (U.S. District Court - Southern District, Texas - Case No. H-00-1218) between the Company and these individuals, among others, which was resolved on June 28, 2000. In the final order in the matter ("Order") Messrs. Tate and Pybas agreed to surrender their shares to the Company for retirement to treasury. They, however, did not do so and on or about March 19, 2002, attempted to sell their shares into the market. The shares were restricted and on surrender to the transfer agent for the Company were subjected to the Order and returned to treasury in accordance with the Court's instructions. The plaintiff in the pending case claims to have a security interest in the shares and is seeking a judgment declaring that the 140,000 shares surrendered to treasury be reissued to it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is presently traded in the over-the-counter market and is listed on the Pink Sheets maintained by the National Quotation Bureau, Inc., and on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. (NASD), under the symbol CNHC. The following table sets forth the range of high and low bid quotations for the common stock during each calendar quarter beginning April 1, 2001, and ending March 31, 2003. The figures have been rounded to the nearest whole cent.

                        High Bid Low Bid High Ask Low Ask

June 30, 2001                  0.70                0.50               4.00           1.20
September 30, 2001             0.90                0.30               1.30           0.50
December 31, 2001              0.80                0.60               1.30           0.50
March 31, 2002                 2.60                0.60               4.50           0.80

June 30, 2002                  2.00                0.80               4.50           1.00
September 30, 2002             3.00                0.80               5.10           0.90
December 31, 2002              1.00                0.30               2.00           0.70
March 31, 2003                 0.65                0.15               1.20           0.20

The above prices were obtained from the NASD. The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. These quotations have been retroactively adjusted to reflect a reverse one for ten (1:10) capital share split which became effective at the end of the final quarter of the fiscal period covered by this report. On June 30, 2003, the closing inside bid and asked prices quoted on the Bulletin Board for the common shares were $1.60 and $1.80, respectively.

On June 30, 2003, there were approximately 4,001,175 common shares outstanding. These were held by 581 shareholders of record and included restricted shares of 2,003,895.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Financial Statements and notes thereto.

Operations:

The Company had no revenues, operating or otherwise, for the three fiscal years ended March 31, 2003. All expenses during these periods were administrative in nature and immaterial in amount.

Liquidity and Capital Resources:

The Company had no liquidity sources from fiscal 1990 through the fiscal year ended March 31, 2003, other than the extension of credit from officers, directors and creditors. In order to advance its current business plan, management is attempting to raise private venture capital. There are no commitments for such at present; however, management has been in discussions with one investment banking firm for the purpose of raising private investment capital. No commitment has yet been received.

Federal Income Tax Aspects of Investment in the Company:

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

Forward Looking Statement:

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS

Directors and Executive Officers.

The following table sets forth all current directors and executive officers of the CNHC and Corvero, as well as their ages:

   Name                             Age              Position with Company *

Jim Miller                           43              Chairman of the Board of Directors and Chief Executive
                                                     and President of CNHC and Corvero

Greg Royal                           37              Director and Vice-President/Chief Technology Officer
                                                     of CNHC and Corvero

Cindy Garr                           43              Director and Vice-President-Operations of CNHC and Covero

Derek Downs                          35              Vice-President of Marketing and Development of Corvero

Li Su                                42              Vice-President of Software Engineering for Corvero

Fred Fickling                        50              Vice-President of Professional Services for Corvero

Lisa Anderson                        41              Controller/Treasurer for CNHC and Corvero

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

The Board of Directors of CNHC currently consists of three members, Jim Miller, Greg Royal and Cindy Garr. The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The board will meet periodically throughout the year as necessity dictates. No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

Corvero has now assembled a management team which it feels to be fully capable of exploiting the XBridge Technology. These individuals are:

         Jim Miller, CEO/President --- Previous President /CEO of T3, a systems integrator to enterprise-scale companies across the Aerospace, Energy, Oil/Gas, Pharmaceutical, Manufacturing and Chemical industries. He was also CFO/COO in an application and network solutions company providing outsourced data management and mission-critical networking solutions to IBM and other F500 clients. His experience in establishing large, strategic partnering relationships, developing joint-venture agreements and managing organizations from start-up through international expansion will be critical to execution of Corvero's growth strategy. Mr. Miller attended the University of Florida from 1978 to 1982, receiving a Bachelor's of Science in Finance. Mr. Miller also attended the University of North Florida in Jacksonville from 1985 through 1988, receiving an MBA.

         Greg Royal, VP/CTO --- Greg has 15 years of IT Sales, Marketing and Management experience in New Zealand, Australia and the United States. Greg is the founder of XBridge Software (the company licensing Corvero the technology) and the inventor of the Convergence Platform(TM) technology. He has held Senior Sales & Marketing positions at Sycom Office Equipment, Eagle Technology, Network General Corp. (NASDAQ:NETG) and Network Associates Inc (NASDAQ:NETA). Greg has system certification with Compaq, IBM, Novell and Hewlett Packard. He also has significant experience in designing and deploying large scale IT systems including experience in Banking and Finance, Government, Retail and Property Services. Greg has invented and filed four following patents in 1999 and 2000. He is responsible for the patent portfolio for XBridge
         Software. Mr. Royal attended Victoria University in Wellington, New Zealand, where he studied computer science. He received an MBA from Rushmore University in Dakota Dunes, South Dakota, in 1999.

         Li Su, VP of Engineering --- Li has over 17 years of professional experience diversified into many industries. Most recently as Director of Supply Chain Collaboration, he led a software development group with multiple teams developing B2B software products at i2 Technologies. Prior to i2, Li had held various technical positions as Senior Member Technical Staff, Chief Technologist, and Systems Architect at GTE/Verizon, Rockwell International, Target Corp., Seagate Technology, and Control Data Corp. Li received a bachelor degree in Computer Engineering from South China Institute of Technology, a bachelor degree in Computer Science from University of Minnesota, and a master degree in Executive Business Administration (EMBA) from The School of Management, University of Texas at Dallas.

         Derek Downs, VP of Marketing & Business Development --- Previous executive roles in marketing and business development at i2 Technologies, senior executive roles with several technology consulting firms, and before that as Director of Alliances at Baan Company. He has over 14 years experience in sales, marketing and alliances, with 8 of those years specific to the technology industry--including consulting, software and hardware companies. Derek graduated from the University of Eastern New Mexico in 1990 with a BBA degree in Marketing and a BBA degree in Business Administration.

         Fred Fickling, VP of Professional Services ---Previous Director of Business Solutions for ObjectSpace, specializing in distributed computing applications. Director of ERP outsourcing services for Atosorigin where he was responsible for developing its North American ERP Outsourcing business. He has directed global SAP implementations in the chemicals and explosives manufacturing industries. In addition, he has over 12 years of senior management experience in the chemical manufacturing Industry, where he was responsible for a multi-million dollar chemical manufacturing and distribution business in South Africa. Fred graduated from the University of Cape Town, South Africa in 1975 with a BSc in Chemical Engineering and also received a general business degree from the University of Witwatersrand's School of Business Leadership in Johannesburg, South Africa in 1986.

         Cindy Garr, VP of Operations --- Ms. Garr has over 20 years experience in the IT industry in both Development and Senior Management positions at Mercury Interactive and Boole & Babbage. Most recently she served as President for WAVS Inc., a company that specializes in automated testing of wireless devices. Previously, Ms. Gar served as a founder of a Telecom Consultancy Firm and is one of the original founders of XBridge. She has been affiliated with the XBridge its inception in 1999.

         As a senior level executive, Ms. Garr has lead large-scale engagements with Pacific Bell, US West, and SBC. She provides extensive experience in the management of technology people, both sales and engineering. Ms. Garr has also been responsible for the creation of several successful Channel Partner programs for numerous companies. She graduated from Brookhaven College with a degree in Business Management.

         Lisa Anderson, Controller --- Ms. Anderson has over 10 years of tax and general audit experience through various assignments for regional accounting firms in Dallas, TX. She is a registered CPA in the state of Texas and graduated from the University of Texas, Austin, in 1983 with a BBA degree in Accounting.

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

ITEM 10.  EXECUTIVE COMPENSATION

No compensation was paid to the Board of Directors or executive officers of the Company in their capacities as such during the fiscal years ended March 31, 2003 and 2002. Neither the Company nor Corvero presently have any employment agreements with their employees, although Corvero has begun the process of negotiating with its employees in order to obtain such agreements. No terms or conditions, however, have yet been agreed.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders:

The table below sets forth information as to each person owning of record (or who was known by the Company to own beneficially) more than 5% of the outstanding common stock at June 30, 2003. The number of outstanding shares does not include any options because the strike price of the options outstanding is approximately three times the current trading price. This table also includes information as to the ownership of the common shares by each of the directors and executive officers of the Company, as well as by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address                            Nature of        Shares
of Beneficial Owners                        Ownership         Owned      Percent

Cynthia Jared                               Direct           400,000       9.97%
8490 E. Crescent Parkway, Suite 375
Greenwood Village, CO  80111

Lynn Elliott                                Direct           400,000       9.97%
4953 Thunder Rd.
Dallas, TX  75244

XBridge Software, Inc.                      Direct         2,000,000      49.99%
17304 Preston Rd. Ste. 975
Dallas, TX  75252

All Executive Officers and

Directors as a Group                        Direct                 0       0.00%

                                            Indirect       2,000,000     49.99%*


*The executive officers and directors as a group own a controlling interest in this entity.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 5, 2003, Corvero Networks, Inc. was formed by CNH Holdings as a wholly-owned subsidiary to acquire the use of certain technology known as the XBridge Technology. The acquisition was accomplished by entering into a license agreement with XBridge Software, Inc. Various officers and directors of CNH Holdings own a controlling interest in XBridge Software, Inc.

         The license agreement resulted in XBridge licensing to Corvero all of XBridge's right, title, and interest in and to a software program. The Company issued 500,000 "restricted" common shares of its stock to XBridge as a licensing fee and Corvero is obligated to pay royalties based upon gross revenue.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: 10.1 - License Agreement; 10.2 - Asset Purchase Agreement. All other exhibits were previously filed with the Registration Statements on Form S 18 (No. 33 17008 NY) and Form S 1 (No. 33 29899) and with the Forms 10KSB filed previous to this report.

(b) Reports on Form 8-K: None.

ITEM 14. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Dallas, Texas, this 30th day of June, 2003.

CNH HOLDINGS COMPANY
(Registrant)



By:   /s/ Jim Miller
   ---------------------------------
      Jim Miller, Chief Executive Officer

By:   /s/ Lisa Anderson
   ---------------------------------
      Lisa Anderson, Chief Financial
      and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report as been signed below by the following person on behalf of the registrant in the capacity on this 30th day of June, 2003

/s/ Jim Miller
---------------------------------
Jim Miller, Director

/s/ Cindy Garr
---------------------------------
Cindy Garr

/s/ Greg Royal
---------------------------------
Greg Royal

I,       Jim Miller  certify that:

         1. I have reviewed this annual report on form 10-KSB of CNH Holdings Company, Inc.,

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/    Jim Miller

Jim Miller
Chief Executive Officer

I,       Lisa Anderson, certify that:

         1. I have reviewed this annual report on form 10-KSB of CNH Holdings Company, Inc.,

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

 /s/    Lisa Anderson

Lisa Anderson

Chief Financial and Accounting Officer

                           CNH HOLDINGS COMPANY, INC.

                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                             MARCH 31, 2003 AND 2002

CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets

   March 31, 2003 and 2002.................................................................................F - 2

Statements of Operations for the

  Years Ended March 31, 2003 and 2002......................................................................F - 3

Statement of Stockholders' Equity

   Since April 15, 1987 (Inception) to March 31, 2003......................................................F - 4

Statements of Cash Flows for the

   Years Ended March 31, 2003 and 2002.....................................................................F - 9

Notes to Financial Statements............................................................................ F - 10

                          INDEPENDENT AUDITOR'S REPORT


CNH Holdings Company, Inc.
(A Development Stage Company)

         We have audited the accompanying balance sheets of CNH Holdings Company, Inc. (a development stage company) as of March 31, 2003 and 2002, and the related statements of operations and cash flows for the years ended March 31, 2003 and 2002, and the statement of stockholders' equity from April 15, 1987 (inception) to March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNH Holdings Company, Inc. (a development stage company) as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended March 31, 2003 and 2002 and the statement of stockholders' equity from April 15, 1987 (inception) to March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   Respectfully submitted,

                                                   /S/ ROBISON, HILL & CO
                                                   Certified Public Accountants

Salt Lake City, Utah
June 30, 2003

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                   March 31,
                                                                     -------------------------------------
                                                                           2003                2002
                                                                     -----------------  ------------------

Assets:                                                              $               -  $                -
                                                                     =================  ==================

Liabilities:                                                         $           4,166  $              580
   Accounts Payable                                                              6,454               5,265
                                                                     -----------------  ------------------
   Shareholder Loan

                                                                                10,620               5,845
                                                                     -----------------  ------------------
    Total Liabilities

Stockholders' Equity:
  Common Stock, Par value $.001

     Authorized 10,000,000 shares,
     Issued 1,561,177 shares at March 31, 2003 and

     1,561,177 at March 31, 2002                                                 1,561               1,561
  Paid-In Capital                                                              207,786             207,786
  Retained Deficit                                                                (400)               (400)
  Deficit Accumulated During the Development Stage                            (219,567)           (214,792)
                                                                     -----------------  ------------------

     Total Stockholders' Equity                                                (10,620)             (5,845)
                                                                     -----------------  ------------------

     Total Liabilities and

       Stockholders' Equity                                          $               -  $                -
                                                                     =================  ==================












   The accompanying notes are an integral part of these financial statements.

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                            Cumulative
                                                                                              Since
                                                                                             January
                                                                                             1, 1992
                                                         For the year ended                inception of
                                                              March 31,                    development
                                                -------------------------------------
                                                      2003                2002                stage
                                                -----------------  ------------------  --------------------
Revenues:                                       $               -  $                -  $                  -

Expenses:                                                   4,775               5,845               219,567
                                                -----------------  ------------------  --------------------

     Net Loss                                   $          (4,775) $           (5,845) $           (219,567)
                                                -----------------  ------------------  --------------------

Basic & Diluted loss per share                  $               -  $                -
                                                =================  ==================

























   The accompanying notes are an integral part of these financial statements.

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE APRIL 15, 1987 (INCEPTION) TO MARCH 31, 2003

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                                      Since January
                                                                                                                        1, 1992
                                                                                                                      Inception of
                                          Preferred Stock          Common Stock             Paid-In      Retained      Development
                                        Shares    Par Value      Shares      Par Value      Capital       Deficit         Stage
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance at April 15, 1987 ........          - $         --            - $           - $           - $           - $          --
(Inception)

Common Stock Issued for Cash
April 15, 1987 ...................         --           --         21,000            21    (4,087,986)         --            --

Net Income .......................         --           --           --            --            --       4,620,390          --
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance at March 31, 1988 ........         --           --         21,000            21    (4,087,986)    4,620,390          --

Retroactive Adjustment for 1:10
Reverse Stock Split May 31, 2003 .         --           --        (18,900)          (19)           19          --            --
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Restated Balance at March 31, 1988         --           --          2,100             2    (4,087,967)    4,620,390          --
Common Stock Issued for Cash
January 29, 1988 .................         --           --            461             1       934,571          --            --

Net Loss .........................         --           --           --            --            --        (180,242)         --
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance at March 31, 1989 ........         --           --          2,561             3    (3,153,396)    4,440,148          --

Restated Balance at March 31, 1988         --           --          2,100             2    (4,087,967)    4,620,390          --

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE APRIL 15, 1987 (INCEPTION) TO MARCH 31, 2003

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                                      Since January
                                                                                                                        1, 1992
                                                                                                                      Inception of
                                          Preferred Stock          Common Stock             Paid-In      Retained      Development
                                        Shares    Par Value      Shares      Par Value      Capital       Deficit         Stage
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Common Stock Exchanged on 1:1
Basis for Preferred Stock
July 20, 1989 ....................     11,000 $           11        (1,100)  $       (1)   $      --     $     --       $    --

Common Stock Issued for Services
April 30, 1989 ...................         --           --             36          --           9,000          --            --

Common Stock Issued for Exercise
of Warrants May 28, 1989 .........         --           --             71          --         628,242          --            --

Common Stock Issued for Cash
May 28, 1989 .....................         --           --            288          --       3,450,000          --            --

Stock issuance costs .............         --           --           --            --        (934,330)         --            --

Net Income .......................         --           --           --            --            --         136,980          --
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance at March 31, 1990 ........       11,000           11        1,856             2          (484)    4,577,128          --

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE APRIL 15, 1987 (INCEPTION) TO MARCH 31, 2003

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                                      Since January
                                                                                                                        1, 1992
                                                                                                                      Inception of
                                          Preferred Stock          Common Stock             Paid-In      Retained      Development
                                        Shares    Par Value      Shares      Par Value      Capital       Deficit         Stage
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Common Stock Issued for Cash
June 1, 1990 .....................         --      $    --             50    $     --      $      500    $     --      $     --

Net Loss .........................         --           --           --            --            --      (4,577,147)         --
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance at March 31, 1991 - 1996 .       11,000           11        1,906             2            16           (19)         --

Preferred Stock Exchanged on 1:1
Basis for Common Stock
April 1, 1996 ....................      (11,000)         (11)       1,100             1          --            --            --

Common Stock Issued for Services
May 3, 1996 ......................         --           --         36,994            37           344          --            --

Net Loss .........................         --           --           --            --            --            (381)         --
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance at March 31, 1997 ........         --           --         40,000            40           360          (400)         --

Common Stock Issued for Services
December 1, 1997 .................         --           --         55,000            55       228,945          --            --

Net Loss .........................         --           --           --            --            --            --        (129,000)
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance at March 31, 1998 ........         --           --         95,000            95       229,305          (400)     (129,000)

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE APRIL 15, 1987 (INCEPTION) TO MARCH 31, 2003

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                                      Since January
                                                                                                                        1, 1992
                                                                                                                      Inception of
                                          Preferred Stock          Common Stock             Paid-In      Retained      Development
                                        Shares    Par Value      Shares      Par Value      Capital       Deficit         Stage
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Acquisition of Southport
Environmental June 15, 1998 ......    200,000 $        2,000      600,000    $      600    $    5,400    $     --      $     --

Common Stock Issued for Expenses
June 15, 1998 ....................         --           --         30,941            31       353,323          --            --

Net Loss .........................         --           --           --            --            --            --        (632,422)
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance at March 31, 1999 ........      200,000        2,000      725,941           726       588,028          (400)     (761,422)
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Southport Environmental Recission
January 13, 2000 .................     (188,000)      (1,880)    (502,000)         (502)     (458,972)         --         632,422

Preferred Stock Exchanged on 1:1000
Basis for Common Stock

March 1, 2000 ....................      (12,000)        (120)   1,200,000         1,200        (1,080)         --            --

Common Stock Issued for Stock
Options Exercised March 1, 2000 ..         --           --         73,236            73           (73)         --            --

Net Loss .........................         --           --           --            --            --            --            --
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance at March 31, 2000 ........         --           --      1,497,177         1,497       127,903          (400)     (129,000)

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE APRIL 15, 1987 (INCEPTION) TO MARCH 31, 2003

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                                      Since January
                                                                                                                        1, 1992
                                                                                                                      Inception of
                                          Preferred Stock          Common Stock             Paid-In      Retained      Development
                                        Shares    Par Value      Shares      Par Value      Capital       Deficit         Stage
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Common Stock Issued for Services
September 30, 2000 ...............         --     $     --         64,000    $       64    $   79,883    $     --      $     --

Net Loss .........................         --           --           --            --            --            --         (79,947)
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance at March 31, 2001 ........         --           --      1,561,177         1,561       207,786          (400)     (208,947)

Capital contributed by shareholders'       --           --           --            --            --            --            --

Net loss .........................         --           --           --            --            --            --          (5,845)
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance at March 31, 2002 ........         --           --      1,561,177         1,561       207,786          (400)     (214,792)

Capital contributed by shareholders'       --           --           --            --            --            --            --

Net loss .........................         --           --           --            --            --            --          (4,775)
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance at March 31, 2003 ........         --     $     --      1,561,177    $    1,561    $  207,786    $     (400)   $ (219,567)
                                     ==========   ==========   ==========    ==========    ==========    ==========    ==========




    The accompanying notes are an integral part of these financial statements

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                   Cumulative
                                                                                                      Since
                                                                                                 January 1,1992
                                                          For the years ended inception of
                                                                     March 31,                     development
                                                        ------------------------------------
                                                               2003               2002                stage
                                                        ------------------  ----------------   -------------------
CASH FLOWS FROM OPERATING

ACTIVITIES:

Net Loss                                                $           (4,775) $         (5,845)  $          (219,567)
Common Stock Issued for Services                                         -                 -                79,947
Increase (Decrease) in accounts payable                              3,586               580                 4,166
                                                        ------------------  ----------------   -------------------
  Net Cash Used in operating activities                             (1,189)           (5,265)             (135,454)
                                                        ------------------  ----------------   -------------------

CASH FLOWS FROM INVESTING

ACTIVITIES:

Purchase of plant, property, & equipment                                 -                 -                     -
                                                        ------------------  ----------------   -------------------
 Net cash provided by investing activities                               -                 -                     -
------------------------------------------                               -                 -                     -
                                                        ------------------  ----------------   -------------------

CASH FLOWS FROM FINANCING

ACTIVITIES:

Sale of common stock                                                     -                 -               129,000
Loan from shareholder                                                1,189             5,265                 6,454
                                                        ------------------  ----------------   -------------------
 Net Cash Provided by Financing Activities                           1,189             5,265               135,454
                                                        ------------------  ----------------   -------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                              -                 -                     -
Cash and Cash Equivalents
  at Beginning of Period                                                 -                 -                     -
                                                        ------------------  ----------------   -------------------
Cash and Cash Equivalents
  at End of Period                                      $                -  $              -   $                 -
                                                        ==================  ================   ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:

  Interest                                              $                -  $              -  $                  -
  Franchise and income taxes                            $                -  $              -  $                500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None::

None

   The accompanying notes are an integral part of these financial statements.

                           CNH HOLDINGS COMPANY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED MARCH 31, 2003 and 2002

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

                           CNH HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED MARCH 31, 2003 and 2002
                                   (Continued)

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

         Since January 1, 1992, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The company has no products or services as of March 31, 2003. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                           CNH HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED MARCH 31, 2003 and 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                    Per-Share
                                                              Income              Shares              Amount
                                                           (Numerator)         (Denominator)

                                                                   For the year ended March 31, 2003
Basic Loss per Share
Loss to common shareholders                             $           (4,775)           1,561,177  $                -
                                                        ==================  ===================  ==================

                                                                        For the year ended March 31, 2002
Basic Loss per Share
Loss to common shareholders                             $           (5,845)           1,561,177  $                -
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for March 31, 2003 and 2002 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

NOTE 2 - INCOME TAXES

         As of March 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $220,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                           CNH HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED MARCH 31, 2003 and 2002
                                   (Continued)

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

NOTE 4 - COMMITMENTS

         As of March 31, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

         On March 31, 2003, the Board of Directors declared a 10 to 1 reverse stock split of the Company's common stock. As a result of the split, 14,050,597 shares were canceled. All references in the accompanying financial statements to the number of common shares and per share amounts for 2003 and 2002 have been restated to reflect the reverse stock split.

NOTE 6 - SUBSEQUENT EVENTS

         On May 5, 2003, Corvero Networks, Inc. was formed by CNH Holdings as a wholly-owned subsidiary to acquire the use of certain technology known as the XBridge Technology. The acquisition was accomplished by entering into a license agreement with XBridge Software, Inc. Various officers and directors of CNH Holdings own a controlling interest in XBridge Software, Inc.

         The license agreement resulted in XBridge licensing to Corvero all of XBridge's right, title, and interest in and to a software program. The Company issued 500,000 "restricted" common shares of its stock to XBridge as a licensing fee and Corvero is obligated to pay royalties based upon gross revenue.

NOTE 7 - LEGAL PROCEEDINGS

         On May 1, 2003, the Company was sued by Regions Bank in the United State District Court for the Southern District of Texas (Houston Division, Case No. H-03-1469). The complaint has not yet been served on the Company; therefore, the case has not actually commenced and no answer is yet due, although the Company, if required to answer after service, will defend the complaint vigorously as the Company feels there is no merit to the allegations.

         The Complaint seeks a declaratory judgement and related 140,000 shares previously held by Messrs. Larry Tate and Gerry Pybas, former officers and directors of the Company. These shares

                           CNH HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED MARCH 31, 2003 and 2002
                                   (Continued)

NOTE 7 - LEGAL PROCEEDINGS (Continued)

were the subject of a final judgement in a case between the Company and these individuals, among others, which was resolved on June 28, 2000. In the final order in the matter, Messrs. Tate and Pybas agreed to surrender their shares to the Company for retirement to treasury. They, however, did not do so and on or about March 19, 2002, attempted to sell their shares into the market. The shares were restricted and on surrender to the transfer agent for the Company were subject to the order and returned to treasury in accordance with the Court's instructions. The plaintiff in the pending case claims to have a security interest in the shares and is seeking a judgement declaring 140,000 shares surrendered to treasury be reissued to it.

                                  Exhibit 99.1

                            CERTIFICATION PURSUANT TO

                                 18 U.S.C. 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CNH Holdings Company on Form 10-KSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jim Miller, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 /s/    Jim Miller

Jim Miller
Chief Executive Officer

June 30, 2003

                                  Exhibit 99.2

                            CERTIFICATION PURSUANT TO

                                 18 U.S.C. 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CNH Holdings Company on Form 10-KSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lisa Anderson, Chief Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 /s/    Lisa Anderson

Lisa Anderson

Chief Financial and Accounting Officer
June 30, 2003

                                    EXHIBITS

Exhibit 10.1 - License Agreement

                                LICENSE AGREEMENT

THIS LICENSE AGREEMENT ("Agreement") has been entered into this 5th day of May, 2003, for good and valuable consideration, the receipt and sufficiency of each of which are recognized. The parties are XBridge Software, Inc., a Delaware corporation ("Licensor"), and Corvero Networks, Inc., a Florida corporation ("Licensee") and, for the limited purposes specifically set forth herein, CNH Holdings, Inc. a Nevada corporation ("CNH").

Section 1: Definitions; License; Royalties

1.01:  Definitions.  The  following  definitions  form an integral  part of this
Agreement:

         "Program" means any and all right, title and interest in and to that certain software program (and concomitant hardware platforms) known as "XBRDIGE Technology" whether used in the development, implementation and commercialization of XML integration solutions in the EBI and IP Telephony markets or otherwise.

         "Object Code" means the works pertaining to the Program which have been assembled or compiled in magnetic or electronic binary form on software media which are readable and usable by machines but not generally readable by humans without reverse assembly, reverse compiling, or reverse engineering.

         "Source Code" means the works pertaining to the Program written in programming languages, including all comments and procedural code, such as job control language statements, in a form intelligible to trained programmers and capable of being translated into Object Code for operation on computer equipment through assembly or compiling, and accompanied by documentation, including flow charts, schematics, statements of principles of operations, and architecture standards, describing the data flows, data structures, and control logic of the Program in sufficient detail to enable a trained programmer through study of such documentation to maintain and/or modify the Program) without undue experimentation.

         "Derivative Work" means a work or works based on one or more preexisting works, such as a revision, enhancement, modification, translation, abridgement, condensation, expansion, or any other form in which such preexisting works may be recast, transformed, or adapted, and that, if prepared without authorization of the owner of the copyright in such preexisting work, would constitute a copyright infringement. For purposes hereof, a Derivative Work shall also include any compilation that incorporates such a preexisting work.

         "Inventories" means all inventories of (1) computer program code (in all media) and materials, including the Program; (2) Program documentation, including user materials; and (3) all other unused or reusable materials, stores, and supplies, in each case to the extent used in, relating to, or arising out of the Program.

         "Technical Documentation" means all technical and descriptive materials (other than Inventory) relating to the acquisition, design, development, use, or maintenance of computer code and Program documentation and materials.

         "Software Contracts" means all contracts, agreements, licenses, and other commitments and arrangements, oral or written, with any person or entity respecting the ownership, license, acquisition, design, development, distribution, marketing, use, or maintenance of computer program code, related technical or user documentation, and databases, in each case relating to or arising out of the Program. These consist of licenses with (1) third parties, (2) development contracts, work-for-hire agreements, and consulting and employment agreements; (3) distributorships, dealerships, franchises, and manufacturer's representative contracts; (4) licenses and sublicenses to others; and
         (5) maintenance, support, or enhancement agreements.

         "Intellectual Property" means all patents, trademarks, service marks, trade names, and copyrights (including registrations, licenses, and applications pertaining thereto), and all other intellectual property rights, trade secrets, and other proprietary information, processes, and formulae used in the Program or otherwise necessary for the exploitation and use of the Program and the conduct of the business thereby.

1.02: License of Programs and Materials. Upon the terms and subject to the conditions of this Agreement, Licensee agrees to license from Licensor, and Licensor agrees to license to Licensee, all right, title, and interest of Licensor in and to the Program, in Object and Source Code form, for the purpose of Licensee's exploitation of the Program for any and all reasonable commercial purposes. This license is exclusive and world-wide. The term of this license is twenty years. This license shall include the use of all Intellectual Property, Software Contracts, Technical Documentation, Inventories, Derivative Works and other materials necessary to the implementation of the Program. This license shall include, but not be limited to, the right to make alternations and/or derivative works and to license, sub-license, cross-license or otherwise transfer the Program (with or without compensation) as Licensee generally sees fit for the exploitation of the same. This license does not give the Licensee the right to transfer or re-sell Licensor's Intellectual Property or Trademarks without the consent of, Licensor, which may not be unreasonably with-held.
Subject to Section 1.03 below and Licensor's rights in the Program and Intellectual Property, if a Derivative Work is, or Derivative Works are, made by Licensee, they shall remain the sole and exclusive property of Licensee.

1.03: Consideration and Royalties. Licensee agrees to pay to Licensor, immediately upon obtaining $250,000 in equity financing for its operations and the implementation of the business plan for the Program, 500,000 "restricted" common shares of its parent company, CNH equal to 25% of the total outstanding shares of CNHC at the execution date of this Agreement. The parties acknowledge that in the event the foregoing $250,000 is not raised within 35 days following the date of this Agreement, that this Agreement and all of its terms, conditions, obligations, representations, warranties and covenants shall be void ab initio and that all rights granted to Licensee hereunder shall revert to Licensor, and that and any Definitive Works of the Program or underlying Intellectual Property thereof, whether created by Licensee or otherwise, shall be transferred to Licensor. In the event a lessor sum is raised within the aforesaid 35 day period and Licensor agrees that the sum raised is sufficient for the aforesaid purpose, the CNH common shares referenced above shall be delivered to Licensor , the covenant to raise $250,000 shall be waived and this Agreement shall remain in full force and effect.

In the event the aforesaid $250,000 is raised, or the Licensor waives said covenant, Licensee shall pay to Licensor the following royalties ("Royalties")

1. No Royalties shall be due to Licensor for the first $1,000,000 in aggregate gross revenue attributable to the Program, Intellectual Property or Derivative Works thereof ("Gross Revenues");

2. A Royalty of 5% of Gross Revenues shall be due and payable for aggregate Gross Revenues of over $1,000,000, up to and including $2,000,000;

3. A Royalty of 4% of Gross Revenues shall be due and payable for aggregate Gross Revenues of over $2,000,000, up to and including $3,000,000;

4. A Royalty of 3% of Gross Revenues shall be due and payable for aggregate Gross Revenues of over $3,000,000, up to and including $4,000,000;

5. A Royalty of 2% of Gross Revenues shall be due and payable for aggregate Gross Revenues of over $4,000,000, up to and including $5,000,000; and

6. A Royalty of 1% of Gross Revenues shall be due and payable for aggregate Gross Revenues of over $5,000,000.

When aggregate Gross Revenues reach $10,000,000, Licensor shall receive an additional 1,500,000 common shares of CNH Holdings Company . All shares of CNH Holdings Company delivered hereunder shall not be sold or otherwise transferred by the Licensor prior to three years after the execution date of this Agreement.

1.04: Payment of Royalties. All Royalties will accrue at the time Licensee invoices its customer, and will be due and payable on a monthly basis, on or before the last business day of the month following the calendar month in which such invoices are sent by Licensee. Licensee will also provide Licensor with a monthly report within ten business days after the end of each calendar month, detailing the amount invoiced, the total Royalty due for the immediately preceding calendar month and the calculations used to arrive at those amounts. All past due invoices and royalties will accrue interest at the lesser of (a) one and one-half percent (1 1/2%) per month, or (b) the maximum rate permitted by applicable law, in each case, from the date due until fully paid.

1.05: Taxes. The amounts due to Licensor under this Agreement do not include taxes, duties or similar fees. If Licensor is required to pay (1) sales, use, property, value-added, withholding or other taxes, (2) any customs or other duties, or (3) any import, warehouse or other fees, associated with the importation or delivery based on the licenses granted under this Agreement or on Licensee's use of the Program, Intellectual Property or Derivative Works, then such taxes, duties or fees will be billed to and paid by Licensee. This Section
1.05 does not apply to taxes based on Licensor's income or payroll taxes.

1.06: Audit. Licensee will permit Licensor, once per year, to audit Licensee's books and records related to the license and Licensee's exploitation of the Program, Intellectual Property and Derivative Works, at reasonable times and with reasonable notice, for the purpose of verifying Licensee's adherence to the terms and conditions of this Agreement. Any audit requested by Licensor will be conducted during Licensee's regular business hours, will comply with Licensee's normal security procedures, and will not unreasonably interfere with Licensee's business operations. All out-of-pocket costs associated with an audit will be paid by Licensor, unless the audit discovers (1) that Licensee is violating the terms and restrictions of the licenses granted in this Agreement; or (2) a discrepancy of five percent (5%) or more in the royalties reported to Licensor, in which case all out-of-pocket costs will be paid by Licensee.

Section 2: Representation and Warranties of Licensor.

Licensor hereby represents and warrants to Licensee as follows:

2.01: Organization. Licensor is a corporation validly existing and in good standing under the laws of the State of Delaware with the corporate power and authority to conduct its business and to own and lease its properties and assets.

2.02: Power and Authority. Licensor has the power and authority to execute, deliver, and perform this Agreement, and has taken all necessary corporate action to authorize the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby. This Agreement is the legal, valid, and binding obligation of Licensor, enforceable in accordance with its terms.

2.03: No Conflict. Neither the execution and delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will violate or conflict with (1) any federal, state, or local law, regulation, ordinance, zoning requirement, governmental restriction, order, judgment, or decree applicable to Licensor or the Program, (2) any provision of any charter, bylaw or other governing or organizational instrument of Licensor, or (3) any mortgage, indenture, license, instrument, trust, contract, agreement, or other commitment or arrangement to which Licensor is a party or by which Licensor or the Program is bound.

2.04 Consents. No approval, authorization, certification, consent, variance, permission, license, or permit to or from, or notice, filing, or recording to or with, federal, state, or local governmental authorities is necessary for the execution and delivery of this Agreement or the consummation by Licensor of the transactions contemplated hereby. Further, no such action is necessary for (1) the execution and delivery of this Agreement or the consummation by Licensor of the transactions contemplated hereby; (2) the license to Licensee of the Program, Source Code, Object Code, Intellectual Property, Inventory, Derivative Works, Technical Documentation or Software Contracts or (3) the ownership and use of the same.

2.05: Title to Property. Licensor has good and marketable title to all of the material assets being licensed hereby, or otherwise has the right to grant such licenses to Licensee.

2.06: Adequacy of Technical Documentation. The Technical Documentation includes the Source Code, Object Code, system documentation, statements of principles of operation, and schematics for the Program, as well as any pertinent commentary or explanation that may be necessary to render such materials understandable and usable by a trained computer programmer. The Technical Documentation also includes any program (including compilers), "workbenches," tools, and higher level (or "proprietary") language used for the development, maintenance, and implementation of the Program.

2.07: Contracts. The Software Contracts constitute all contracts, agreements, licenses, and other commitments and arrangements in effect as to the Program. All such contracts are valid, binding, and enforceable in accordance with their terms and are in full force and effect. There are no existing defaults by Licensor under any Software Contracts and no act, event, or omission has occurred that, whether with or without notice, lapse of time, or both, would constitute a default thereunder.

2.08: Third-Party Components in Software Programs. Licensor has validly and effectively obtained the right and license to use, copy, modify, and distribute the third-party programming and materials contained in the Programs and Technical Documentation pursuant to the Software Contracts identified as "licenses from third parties (development and/or marketing)" or "Licenses from third parties (internal use only)." The Software Programs and Technical Documentation contain no other programming or materials in which any third party may claim superior, joint, or common ownership, including any right or license. The Software Programs and Technical Documentation do not contain derivative works of any programming or materials not owned in their entirety by Licensor and included in the Assets.

2.09: Litigation. o claim, action, suit, proceeding, inquiry, hearing, arbitration, administrative proceeding, or investigation (collectively, "Litigation") is pending, or, to Licensor's best knowledge, threatened against Licensor, its present or former directors, officers, or employees, or any party to any Software Contract, affecting, involving, or relating to the Program or any of the other assets being licensed hereby and no Litigation has been brought within the last year against Licensor affecting, involving, or relating to the Program or any of the assets being licensed hereby. Licensor knows of no facts that could reasonably be expected to serve as the basis for Litigation against itself (or the Licensee), its present or former directors, officers, or employees, or any party to the Software Contracts, affecting, involving, or relating to the Program or any of the assets being licensed hereby.

2.10: Court Orders, Decrees, and Laws. There is no outstanding or threatened order, writ, injunction, or decree of any court, governmental agency, or arbitration tribunal against Licensor affecting, involving, or relating to the assets which are the subject of this Agreement. Licensor is not in violation of any applicable federal, state, or local law, regulation, ordinance, zoning requirement, governmental restriction, order, judgment, or decree. The foregoing shall be deemed to include laws and regulations relating to the federal patent, copyright, and trademark laws, state trade secret and unfair competition laws, and to all other applicable laws, including equal opportunity, wage and hour, and other employment matters, and antitrust and trade regulation laws.

2.11: Sufficiency of Rights. The assets being licensed hereby constitute all of the properties, rights, and privileges necessary for the indefinite continuation of the conduct of the Program in substantially the same manner as it has been operated by Licensor during the twelve (12)-month period preceding this Agreement.

2.12: Broker's or Finder's Fees. Licensor has not authorized any person to act as broker or finder or in any other similar capacity in connection with the transactions contemplated by this Agreement in any manner that may or will impose liability on Licensee.

2.13: Disclosure. No representation, warranty, or statement made by Licensor in this Agreement contains any untrue statement or omits to state any fact necessary to make the statements contained herein not misleading. Licensor has disclosed to Licensee all facts known or reasonably available to Licensor that are material to the financial condition, operation, or prospects of the assets being licensed hereby.

Section 3: Representation and Warranties of Licensee and CNH:

CNH and Licensee, jointly and severally hereby represent and warrant to Licensor as follows:

3.01: Organization. Licensee is a corporation (1) wholly-owned by CNH, (2) that has no assets or liabilities and has no operations prior to the date hereof and will have had no operations prior to the closing of the transactions contemplated hereby, and (3) is validly existing and in good standing under the laws of the State of Florida with the corporate power and authority to conduct its business and to own and lease its properties and assets. CNH is a corporation validly existing and in good standing under the laws of the State of Nevada with the corporate power and authority to conduct its business and to own and lease its properties and assets.

3.02 Power and Authority. Each of CNH and Licensee has the power and authority to execute, deliver, and perform this Agreement and each has taken all necessary corporate action to authorize the execution and delivery of this Agreement. This Agreement is a legal, valid, and binding obligation of CNH and Licensee as applicable, enforceable in accordance with their terms.

3.03: No Conflict. Neither the execution and delivery by CNH or Licensee of this Agreement, nor the consummation by CNH or Licensee of the transactions contemplated hereby, will violate or conflict with (1) any federal, state, or local law, regulation, ordinance, governmental restriction, order, judgement, or decree applicable to CNH or Licensee , or (2) any provision of any charter, bylaw, or other governing or organizational instrument of CNH or Licensee, or
(3) any mortgage, indenture, license, instrument, trust, contract, agreement, or other commitment or arrangement to which CNH or Licensee is a party..

3.04: Subsidiaries. .06. Subsidiaries. CNH has no subsidiaries other than Licensee.

3.05: Litigation. There is no legal, administrative, arbitration or other proceeding, claim or action of any nature or investigation pending or threatened against or involving CNH or Licensee, or which questions or challenges the validity of this Agreement, or any action to be taken by CNH or Licensee pursuant to this Agreement or in connection with the transactions contemplated hereby, and neither CNH or Licensee know or have any reason to know of any valid basis for any such legal, administrative, arbitration or other proceeding, claim or action of any nature or investigation. Neither CNH or Licensee is subject to any judgment, order or decree entered in any lawsuit or proceeding which has an adverse effect on its business practices or on its ability to acquire any property or conduct its business in any area.

3.06: Court Orders, Decrees, and Laws. There is no outstanding or threatened order, writ, injunction, or decree of any court, governmental agency, or arbitration tribunal against CNH or Licensee affecting, involving, or relating to the assets which are the subject of this Agreement. Neither CNH nor Licensee is in violation of any applicable federal, state, or local law, regulation, ordinance, zoning requirement, governmental restriction, order, judgment, or decree. The foregoing shall be deemed to include laws and regulations relating to the federal patent, copyright, and trademark laws, state trade secret and unfair competition laws, and to all other applicable laws, including equal opportunity, wage and hour, and other employment matters, and antitrust and trade regulation laws.

3.07: Financial Statements..08. Financial Statements. CNH has filed with the U.S. Securities and Exchange Commission under the Exchange Act audited financial statements as of and for the period ended March 31, 2002, and unaudited financial statements as of and for the nine months ended December 31, 2002 (collectively, the "CNH Financial Statements."). The CNH Financial Statements have been audited and examined and are in accord with the books and records of CNH. The CNH Financial Statements completely and fairly present the assets, liabilities and financial condition of CNH as of the date thereof and the results of CNH's operations for the periods then ended, all in accordance with GAAP consistently followed throughout the year and/or periods presented in accordance with the rules and regulations promulgated under the Exchange Act.

3.08: No Undisclosed Liabilities or Obligations..09. No Undisclosed Liabilities or Obligations. The CNH Financial Statements reflects in the appropriate category or categories all material liabilities and obligations of CNH. CNH has no material obligations or liabilities of any nature (absolute, accrued, contingent or otherwise, and whether due or to become due (herein "liabilities")) except (1) liabilities which have been fully reflected or reserved against in the CNH Balance Sheet, which reserves are appropriate and reasonable, and (2) liabilities incurred in the ordinary course of business and consistent with past practice since the date of the most recent CNH Financial Statement.

3.09: Absence of Certain Changes..10. Absence of Certain Changes. Except for the execution of this Agreement and the consummation of the transactions contemplated herein, from the date of the CNH Financial Statements and to Closing, CNH has not:

         (1)  suffered  any  material  and  adverse   change  in  its  financial
         condition, working capital, assets, liabilities, reserves, business, operations or prospects;

         (2) suffered any loss, damage, destruction or other casualty materially and adversely affecting any of the properties, assets or business of CNH (whether or not covered by insurance);

         (3) borrowed or agreed to borrow any funds or incurred, or assumed or became subject to, whether directly or by way of guarantee or otherwise, any obligation or liability except obligations and liabilities incurred in the ordinary course of business and consistent with past conduct;

         (4) paid, discharged or satisfied any claims, liabilities or obligations, other than payments, discharges or satisfactions in the ordinary course of business and consistent with past practice of liabilities or obligations reflected or reserved against in the CNH Financial Statements or incurred in the ordinary course of business and consistent with past practice since the date of the CNH Financial Statements;

         (5) permitted or allowed any of its property or assets (real, personal or mixed, tangible or intangible) to be subjected to any mortgage, pledge, lien, security interest, encumbrance, restriction or charge of any kind other than in the ordinary course of business.

         (6) written down the value of any inventory or written off as uncollectible any notes or accounts receivable;

         (7) canceled any debts or waived any claims or rights of substantial value, or sold, transferred, or otherwise disposed of any of their properties or assets (real, personal or mixed, tangible or intangible) other than in the ordinary course of business;

         (8) licensed or disposed of or permitted to lapse any rights to the use of any patent, trademark, trade name, technology, process, or other intangible asset, copyright, or disposed of or disclosed to any person any such matters not theretofore a matter of public knowledge;

         (9) made any capital expenditure or commitment in excess of $20,000 individually or in excess of $50,000 in the aggregate for additions to property, plant or equipment;

         (10) declared, paid or set aside for payment any distribution in respect of their proprietary interests (directly or indirectly) or redeemed, purchased or otherwise acquired any of their outstanding proprietary interests or other securities;

         (11) made any change in any method of accounting practice;

         (12) paid, loaned or advanced any amounts to, or sold, transferred or leased any properties or assets (real, personal or mixed, tangible or intangible) to, or entered into any agreement or arrangement with, any of their respective directors, officers or affiliates;

         (13) entered into any other transaction, contract or commitment other than in the ordinary course of business;

         (14) been subject to any other event or condition of any character that has or might reasonably have a material and adverse effect upon their financial condition, business, assets or properties; or

         (15) agreed, whether in writing or otherwise, to take any action described in this paragraph.

3.10: Tax Returns..19. Tax Returns. CNH has duly filed all federal, state and local tax reports and returns required to be filed by it and has duly paid all taxes and other charges due or claimed to be due from it by federal, state and local taxing authorities; further, the reserves for taxes to be reflected in the CNH Financial Statements, if any, are adequate, and there are no tax liens upon any property or assets of CNH or its subsidiaries.

3.11: Permits and Licenses..20. Permits and Licenses. CNH has obtained all necessary permits and licenses required in the operation and conduct of its business, all of which are now valid and in good standing; further, none of such unduly burdens or restricts CNH in the ordinary course of its business; and, further, CNH has complied with all commitments and obligations under all such items.

3.12: Disclosure..21. Disclosure. No representations or warranties by CNH or Licensee in this Agreement contain any untrue statement of material fact or omit to state any material fact necessary in order to make the statements herein or therein, in light of the circumstances under which they were made, not materially misleading; further, there are no facts known to CNH or Licensee (either individually or in the aggregate) could or would materially and adversely affect or involve any substantial possibility of having a material, adverse effect upon the condition (financial or otherwise), results of operations, assets, liabilities or businesses of CNH or Licensee which have not been disclosed in this Agreement.

3.13: Broker's or Finder's Fees. Neither CNH nor Licensee has authorized any person to act as broker or finder or in any other similar capacity in connection with the transactions contemplated by this Agreement in any manner that may or will impose liability on CNH or Licensee.

Section 4: Conditions to Licensor's Closing ObligationARTICLE VI: Conditions to X-Bridge's Closing Obligation

The obligation of Licensor to effect the transactions contemplated herein shall be subject to the satisfaction, on or before Closing, of each of the following conditions:

4.01. Representations and Warranties True..01. Representations and Warranties True. The representations and warranties of CNH and Licensee contained herein shall be in all material respects true and accurate as of Closing.

4.02. Performance..02. Performance. Licensee and CNH shall have performed and complied with all agreements, obligations, conditions and covenants required by this Agreement to be performed or complied with by it on or prior to Closing.

4.03. No Governmental Proceeding or Litigation. .03. No Governmental Proceeding or Litigation. No suit, action, investigation, inquiry or other proceeding by any governmental body or other person or entity or legal or administrative proceeding shall have been instituted or threatened which questions the validity or legality of the transactions contemplated hereby or which if successfully asserted would otherwise have a material and adverse effect on the conduct of the business or assets of Licensee.

4.04 Shareholder Consent. Licensor shall have obtained the approval of this Agreement by a majority of its stockholders, regardless as to whether such approval is required under Delaware law.

Section 5: Conditions to Licensee's and CNH's Closing  Obligations  ARTICLE VII:
Conditions to CNHC's Closing Obligations

The obligation of Licensee to effect the transactions contemplated herein shall be subject to the satisfaction, on or before Closing, of each of the following conditions:

5.01. Representations and Warranties True..01. Representations and Warranties True. The representations and warranties of Licensor contained herein, in the Licensor Disclosure Schedule and in all certificates and other documents delivered by Licensor to Licensee pursuant hereto or in connection with the transactions contemplated hereby shall be in all material respects true and accurate as of Closing.

5.02. Performance..02. Performance. Licensor shall have performed and complied with all agreements, obligations, conditions and covenants required by this Agreement to be performed or complied with by them on or prior to Closing.

5.03. No Governmental Proceeding or Litigation..04. No Governmental Proceeding or Litigation. No suit, action, investigation, inquiry or other proceeding by any governmental body or other person or entity or legal or administrative proceeding shall have been instituted or threatened which questions the validity or legality of the transactions contemplated hereby or which if successfully asserted would otherwise have a material and adverse effect on the conduct of the business or assets of Licensor.

Section 6: Covenants of Licensor, Licensee and CNH following Closing:

6.01: No-Compete. Subject to Licensor's ownership interest in and to the Program and Intellectual Property, and its rights to collect Royalties under this Agreement, for a period of five (5) years after the date of this Agreement, Licensor shall not engage in the business of acquiring, developing, marketing, distributing, licensing, or maintaining systems and application computer programs having any function similar to, competitive with, or substitutable for Program anywhere in the world, except as a customer or authorized distributor of Licensee or otherwise with Licensee's consent (which may be withheld in Licensee's sole discretion). Licensor acknowledges and agrees that the current market for the Program extends throughout the entire world and it is therefore reasonable to prohibit Licensor from competing with Licensee anywhere in such territory.

6.02: Nonsolicitation of Personnel. For a period of five (5) years after the date of this Agreement, Licensor shall not solicit, divert, or recruit, for its own benefit or for the benefit of any other person or entity, any managerial or executive employee of the Licensee.

6.03: Hiring of Employees. Licensor shall use its best efforts to enable Licensee to hire, on such terms as Licensee may reasonably establish, such of its employees as are necessary for the operation or management of the Software Business as Licensee may specify on or before Closing.

Section 7: Indemnity:

7.01: Indemnification by Licensor. Licensor shall indemnify, defend, and hold harmless CNH, Licensee and their respective successors and assigns and the directors, officers, employees, and agents of each (collectively, the "Licensee Group"), at any time and from time to time from and against any and all demands, claims, actions, or causes of action, assessments, losses, damages, liabilities, costs, and expenses, including reasonable fees and expenses of counsel, other expenses of investigation, handling, and litigation, and settlement amounts, together with interest and penalties asserted against, resulting to, imposed upon, or incurred by the Licensee Group, directly or indirectly, by reason of, resulting from, or arising in connection with any breach of any representation, warranty, or agreement of Licensor contained in or made pursuant to this Agreement, including the agreements and other instruments contemplated hereby.

7.02: Indemnification by Licensee. Licensee and CNH shall jointly and severally indemnify, defend, and hold harmless Licensor at any time and from time to time from and against any and all demands, claims, actions, or causes of action, assessments, losses, damages, liabilities, costs, and expenses, including reasonable fees and expenses of counsel, other expenses of investigation, handling, and litigation, and settlement amounts, together with interest and penalties asserted against, resulting to, imposed upon, or incurred by Licensor by reason of, resulting from, or arising in connection with any breach of any representation, warranty, or agreement of Licensee contained in or made pursuant to this Agreement, including the agreements and other instruments contemplated hereby.

7.03: Notice of Claim. The party entitled to indemnification hereunder ("Claimant") shall promptly deliver to the party liable for indemnification ("Obligor") notice in writing of any claim for recovery specifying in reasonable detail the nature of the loss, and, if known, the amount, or an estimate of the amount, of the liability. The Claimant shall provide to the Obligor as promptly as practicable thereafter information and documentation reasonably requested by the Obligor to support and verify the claim asserted, provided that, in so doing, it may restrict or condition any disclosure in the interest of preserving privileges of importance in any foreseeable litigation.

7.04: Defense. If the facts pertaining to the loss arise out of the claim of any third party (other than a member of the Licensor Group) available by virtue of the circumstances of the loss, the Obligor may assume the defense or the prosecution thereof, including the employment of counsel or accountants, at its cost and expense. The Claimant shall have the right to employ counsel separate from counsel employed by the Obligor in any such action and to participate therein, but the fees and expenses of such counsel employed by the Claimant shall be at its expense. The Claimant shall have the right to determine and adopt (or, in the case of a proposal by Obligor, to approve) a settlement of such matter in its reasonable discretion, except that Claimant need not consent to any settlement that (1) imposes any nonmonetary obligation or (2) Obligor does not agree to pay in full. The Obligor shall not be liable for any settlement of any such claim effected without its prior written consent, which shall not be unreasonably withheld. Whether or not the Obligor chooses to so defend or prosecute such claim, all the parties hereto shall cooperate in the defense or prosecution thereof and shall furnish such records, information, and testimony, and attend such conferences, discovery proceedings, hearings, trials, and appeals, as may be reasonably requested in connection therewith.

7.05:  Exclusive Remedy. The parties  acknowledge and agree that this Article is
the  exclusive   remedy  of  the  parties  hereto  for  damages  for  breach  or misrepresentation of or under this Agreement.

Section 8:   Confidentiality:

8.01: Confidentiality Obligation of Licensor following Closing. Licensor shall, and shall use its best efforts to cause its personnel and agents to, hold in strict confidence, not disclose to any person without the prior written consent of Licensee, and not use in any manner whatsoever, any confidential business or technical information remaining in its possession concerning the Software. This confidential information specifically includes all source code, object code, system and user documentation, and other Technical Documentation pertaining to the Software, including any proposed design and specifications for future products and products in development, marketing plans, and all other technical and business information concerning the Software. Licensor shall immediately surrender to Licensee all materials containing any such confidential information, including all copies, extracts, adaptations, and transcriptions thereof.

8.02: Permitted Disclosures.  Either party may disclose confidential information
(1) where necessary to any regulatory authorities or governmental agencies pursuant to legal process or (2) if required by court order or decree.

8.03: Scope of Confidential Information. For purposes of this Agreement, information shall not be deemed confidential (1) if such information is available in full from public sources; (2) if such information is received from a third party not under an obligation to keep such information confidential; or
(3) if the recipient can conclusively demonstrate that such information was independently developed by the recipient.

Section 9: Miscellaneous:

9.01 Entire Agreement. This Agreement constitutes the sole understanding of the parties with respect to the subject matter hereof. No amendment, modification, or alteration of the terms or provisions of this Agreement shall be binding unless the same shall be in writing and duly executed by the parties hereto.

9.02 Parties Bound by Agreement; Successors and Assigns. This Agreement may not be assigned by either party without the prior written consent of the other party, which consent may be withheld in such party's sole and absolute discretion. The terms, conditions, and obligations of this Agreement shall inure to the benefit of and be binding upon the parties and their permitted successors and assigns.

9.03 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall for all purposes be deemed to be an original and all of which shall constitute the same instrument.

9.04 Headings. The headings of the Sections and paragraphs of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction hereof.

9.05 Modification and Waiver. Any of the terms or conditions of this Agreement may be waived in writing at any time by the party that is entitled to the benefits thereof. No waiver of any of the provisions of this Agreement shall be deemed to or shall constitute a waiver of any other provision hereof (whether or not similar).

9.06 Expenses. Licensor and Licensee shall each pay all costs and expenses incurred by it or on its behalf in connection with this Agreement and the transactions contemplated hereby, including fees and expenses of its own financial consultants, accounts, and counsel

9.07 Notices. Any notice, request, instruction, or other document to be given hereunder by any party hereto to any other party hereto shall be in writing and delivered personally or sent by registered or certified mail, postage prepaid, if to Licensor to:

XBridge Software, Inc.
c/o Jim Miller
17304 Preston Rd., Ste. 975
Dallas, TX 75252

if to Licensee or CNH to:

to be supplied.

or at such other address for a party as shall be specified by like notice. Any notice that is delivered personally in the manner provided herein shall be deemed to have been duly given to the party to whom it is directed upon actual receipt by such party (or its agent for notices hereunder). Any notice that is addressed and mailed in the manner herein provided shall be conclusively presumed to have been duly given to the party to which it is addressed at the close of business, local time of the recipient, on the fourth business day after the day it is so placed in the mail.

9.08 Governing Law. This Agreement shall be construed in accordance with and governed by the laws of the State of Florida. All litigation concerning this Agreement shall take place in Palm Beach County, Florida.

9.09 Public Announcements. Licensor and Licensee shall consult with each other before issuing any press releases or otherwise making any public statements with respect to this Agreement and the transactions contemplated hereby. Neither Licensor nor Licensee shall issue any such press release or make any public statement without the agreement of the other party, except as such party's counsel advises in writing may be required by law.

9.10 Survival of Agreements. All covenants, agreements, representations, and warranties made herein shall survive the execution and delivery of this Agreement and the Closing.

IN WITNESS WHEREOF, each of the parties has caused this Agreement to be executed on its behalf on the date indicated.

XBridge Software, Inc.                                  CNH Holdings, Inc.


By: /s/ Jim Miller                                      By: /s/ Charles Stidham
       Jim Miller, President and CEO

Corvero Networks, Inc.

By: /s/ Charles Stidham
                       ------------------------------------------------------
      Charles Stidham, President

Exhibit 10.2 - Asset Purchase Agreement

May 7, 2003

CNH Holdings Company
Attn:  Charlie Stidham

Dear Charlie:

In connection with that certain proposed License Agreement between XBridge Software, Inc. ("XBridge"), CNH Holdings, Inc. and Corvero Networks, Inc. ("Corvero"), CNH Holdings Company has agreed to purchase certain assets from XBridge, which assets are set forth in Attachment #2 to this letter (the "Assets"). The purchase price for the Assets is 125,500.06, which certain amounts are due and payable by wire transfer into an account designated in writing by XBridge. The payments will be made on the scheduled dates per Attachment #1 of this document.

XBridge has agreed to use the funds to satisfy its certain of its outstanding accounts payable balances. A listing of the accounts to be paid off is attached as Attachment #1 to this letter.

If this letter accurately sets forth your understanding of our agreement, please countersign a copy of this letter where indicated below.

Best regards,

/s/ Jim Miller
Jim Miller

Chief Executive Officer
XBridge Software, Inc.

Agreed to by:

/s/ Charles Stidham        Date May 7, 2003
Charles Stidham

XBRIDGE ACCOUNT INFORMATION:

Chase Bank Of Texas
3445 W Buckingham Rd, Garland, TX 75042
Phone: (972) 530-7887 (Dianna)

Wiring Instructions for XBridge Software:
Chase Bank Acct #335907030065
XBridge Software Inc.

909 Kingsbridge Dr.
Garland, TX 75040

214-213-4098 (telephone on acct.)
with the Chase Routing Number of 113000609

Attachment  #1 - XBridge Software Accounts Payable Schedule

Item for Payment                            Amount Due                          Due Date

King Hughes Note #1                         $26,632.50                         5/9/2003 ($26,632.50)
King Hughes Note #2                         $31,800.00                         6/20/2003 ($31,800)
Concio Corporation                          $10,287.20                         5/9/2003 ($5,143.60)
                                                                               6/9/2003 ($5,143.60)

Fourth Technologies                         $ 4,174.74                         5/7/2003 ($4,174.74)
Haynes & Boone, LLP                         $23,474.62                         5/15/2003 ($7,825.00)
                                                                               6/15/2003 ($7,825.00)
                                                                               7/15/2003 ($7,824.62)

Iris Logic                                  $18,838.00                         5/15/2003 ($9,419.00)
                                                                               6/15/2003 ($9,419.00)

Jackson Walker, LLP                         $10,293.00                         5/9/2003 ($5,146.50)
                                            ----------
                                                                               6/9/2003 ($5,146.50)

Total XBridge Payables                     $125,500.06


Wiring Dates/Amounts:

May 7th, 2003                                $4,174.74

May 9th, 2003                               $36,922.60

May 15th, 2003                              $17,244.00

June 9th, 2003                              $10,290.10

June 15th, 2003                             $17,244.00

June 20th, 2003                             $31,800.00

July 15th, 2003                              $7,824.62
                                             ---------

Total Amount                               $125,500.06


Attachment #2 - XBridge Equipment Schedule

--------------------------------------------------------------------------------
ASSET NUMBER ITEM                         SERIAL NUMBER
--------------------------------------------------------------------------------
XB-CP-001    Sun Ultra 5 CPU              FW10740531
--------------------------------------------------------------------------------
XB-CP-002    Sun Ultra 5 CPU              FW10740488
--------------------------------------------------------------------------------
XB-CP-003    Sun Ultra 5 CPU              FW10740660
--------------------------------------------------------------------------------
XB-CP-004    IBM PC750 Server             23AX5666885
--------------------------------------------------------------------------------
XB-CP-005    Apple PowerMac 6500          SGT480P0ARS
--------------------------------------------------------------------------------
XB-CP-008    IBM PC750 P90 Mail Server    H23BT802
             xbridgesoft.net

--------------------------------------------------------------------------------
XB-CP-009    IBM PC Server 325 - File and 23CT688
             Print

--------------------------------------------------------------------------------
XB-CP-010    IBM RS6000 - CVS Server      MS70092614779
--------------------------------------------------------------------------------
XB-CP-011    IBM RS6000 - Database Server MS70092605751

--------------------------------------------------------------------------------
XB-CP-012    IBM PC Server 325            23DV572
--------------------------------------------------------------------------------
XB-CP-013    IBM PC Server 325            23CT706
--------------------------------------------------------------------------------
XB-CP-014    Compaq Pro Server - Firewall 6629HVU5P589

--------------------------------------------------------------------------------
XB-CP-015    Apple PowerMac 8500          XB63528D8FB
--------------------------------------------------------------------------------
XB-CP-016    Intel Rack Mounted 1100      BACH1160248
             Server X Switch

--------------------------------------------------------------------------------
XB-CP-017    Intel Rack Mounted 1100      BACH1160433
             Server Q Switch

--------------------------------------------------------------------------------
XB-FCD-001   Computer Desks               N/A
--------------------------------------------------------------------------------
XB-FCD-002   Computer Desks               N/A
--------------------------------------------------------------------------------
XB-FCD-003   Computer Desks               N/A
--------------------------------------------------------------------------------
XB-FCD-004   Computer Desks               N/A
--------------------------------------------------------------------------------
XB-FCH-001   Computer Chairs Leather Blk  N/A

--------------------------------------------------------------------------------
XB-FCH-002   Computer Chairs Leather Blk  N/A

--------------------------------------------------------------------------------
XB-FCH-003   Computer Chairs Leather Blk  N/A

--------------------------------------------------------------------------------
XB-FCH-004   Computer Chairs Leather Blk  N/A

--------------------------------------------------------------------------------
             Computer Chairs Leather Blk  N/A

--------------------------------------------------------------------------------
             Computer Chairs Leather Blk  N/A

             -------------------------------------------------------------------
             Computer Chairs Leather Blk  N/A

             -------------------------------------------------------------------
             Computer Chairs Leather Blk  N/A

             -------------------------------------------------------------------
             Computer Chairs Leather Blk  N/A

             -------------------------------------------------------------------
XB-FOD-001   Office Desk 5'               N/A                                JIM
--------------------------------------------------------------------------------
XB-FOD-002   Office Desk 5'               N/A                              CINDY
--------------------------------------------------------------------------------
XB-FOD-003   Office Desk 5'               N/A                               CONF
--------------------------------------------------------------------------------
XB-FOD-004   Office Desk 5'               N/A                  UNDER IBM PRINTER
--------------------------------------------------------------------------------
             Desk                         N/A                               GREG
--------------------------------------------------------------------------------
             Desk                         N/A                              DEREK
--------------------------------------------------------------------------------
XB-FSC-003   Storage Cabinets             N/A
--------------------------------------------------------------------------------
XB-FSC-004   Storage Cabinets             N/A
--------------------------------------------------------------------------------
XB-FSC-005   Storage - Steel Cupboard GreyN/A

--------------------------------------------------------------------------------
             Office Visitor Chair         N/A
--------------------------------------------------------------------------------
             Office Visitor Chair         N/A
--------------------------------------------------------------------------------
             Three seater couch           N/A
--------------------------------------------------------------------------------
             MANAGERIAL CUBICLE           N/A
--------------------------------------------------------------------------------
             MANAGERIAL CUBICLE           N/A
--------------------------------------------------------------------------------
             MANAGERIAL CUBICLE           N/A
--------------------------------------------------------------------------------
             MANAGERIAL CUBICLE           N/A
--------------------------------------------------------------------------------
             BASIC "L" CUBICLE            N/A
--------------------------------------------------------------------------------
             BASIC "L" CUBICLE            N/A
--------------------------------------------------------------------------------
             BASIC "L" CUBICLE            N/A
--------------------------------------------------------------------------------
             BASIC "L" CUBICLE            N/A
--------------------------------------------------------------------------------
             ADMINISTRATIVE CUBICLE       N/A
--------------------------------------------------------------------------------
             DESK CHAIR                   N/A
--------------------------------------------------------------------------------
             DESK CHAIR                   N/A
--------------------------------------------------------------------------------
             DESK CHAIR                   N/A
--------------------------------------------------------------------------------
             DESK CHAIR                   N/A
--------------------------------------------------------------------------------
             DESK CHAIR                   N/A
--------------------------------------------------------------------------------
             DESK CHAIR                   N/A
--------------------------------------------------------------------------------
             SIDE CHAIR                   N/A
--------------------------------------------------------------------------------
             SIDE CHAIR                   N/A
--------------------------------------------------------------------------------
XB-FWP-001   Wall Partitions - Grey 5'    N/A

--------------------------------------------------------------------------------
XB-FWP-002   Wall Partitions - Grey 5'    N/A

--------------------------------------------------------------------------------
XB-FWP-003   Wall Partitions - Grey 5'    N/A

--------------------------------------------------------------------------------
XB-FWP-004   Wall Partitions - Grey 3'    N/A

--------------------------------------------------------------------------------
XB-FWP-005   Wall Partitions - Grey 3'    N/A

--------------------------------------------------------------------------------
             Wall Partitions - Grey 3'    N/A

--------------------------------------------------------------------------------
XB-HDD-002   External DLT Drive - 8ml     AP0020

--------------------------------------------------------------------------------
XB-HDD-003   External HDD IBM - 10gb      9624-1985
--------------------------------------------------------------------------------
XB-HDD-005   Optical Driver - Olympus     9.06361E+11

--------------------------------------------------------------------------------
XB-HUP-001   APC UPS                      WS9714675456
--------------------------------------------------------------------------------
XB-HUP-002   APC UPS                      WS9735120917
--------------------------------------------------------------------------------
XB-HUP-003   APC UPS                      B94124790371
--------------------------------------------------------------------------------
XB-LPI-003   IBM Thinkpad 770 (issued to  78-AK969
             DD)
--------------------------------------------------------------------------------
XB-MN-001    Sun Monitor 21"              0010968-0043LB-1763
--------------------------------------------------------------------------------
XB-MN-002    Sun Monitor 21"              0010968-0046LB-8425
--------------------------------------------------------------------------------
XB-MN-003    Sun Monitor 21"              0010968-0046LB-2441
--------------------------------------------------------------------------------
XB-MN-004    IBM G70 Monitor              23T9483
--------------------------------------------------------------------------------
XB-MN-005    NEC E500 Monitor             8311531ZA
--------------------------------------------------------------------------------
XB-MN-007    IBM 14V Monitor              237520P
--------------------------------------------------------------------------------
XB-MN-008    Hitachi Elite 20 Monitor     G5K005451

--------------------------------------------------------------------------------
XB-MN-010    Epson Powerlite 700          B9T0051014C
             Projector

--------------------------------------------------------------------------------
XB-PRT-001   Tektronix 220i Color         DTD158172

--------------------------------------------------------------------------------
XB-PRT-002   HP LaserJet 5si MX           USDK 171290
--------------------------------------------------------------------------------
XB-PRT-006   Epson Stylus Color Printer   2E20001413

             P861A

--------------------------------------------------------------------------------
XB-PRT-007   HP LaserJet 5M COLOR         JPHF170043
--------------------------------------------------------------------------------
XB-SWT-001   Asante 10/100 Switch         813C0318

--------------------------------------------------------------------------------
XB-SWT-002   Sniffer                      8219HBD20030
--------------------------------------------------------------------------------
XB-SWT-003   Distributed - Sniffer        Z00207304

--------------------------------------------------------------------------------
             Sun 20" Monitor              0010968-9638G13100
--------------------------------------------------------------------------------
             Sun 20" Monitor              0010968-9419FC0741
--------------------------------------------------------------------------------
             Sun Ultra 5 CPU              FW83064108
--------------------------------------------------------------------------------
             Sun Ultra 5 CPU              FW81516744
--------------------------------------------------------------------------------
             Compaq Proliant 1500         D631HUJ10386
--------------------------------------------------------------------------------
             HP AdvanceStack 48           SG53432232
--------------------------------------------------------------------------------
             NEC E700 Monitor             8X14013AL
--------------------------------------------------------------------------------
             NEC E700 Monitor             8531280AL
--------------------------------------------------------------------------------
             IBICO Comb Punch             NFP0268
--------------------------------------------------------------------------------
             GBC Docuseal 95              NCM1248
--------------------------------------------------------------------------------
             Compaq Deskpro 200           6732BK62R013
--------------------------------------------------------------------------------
             Dell Laptop INSPIRON 3700    7YUQW
--------------------------------------------------------------------------------
             Sony Trinitron
             MULTISCAAN200SX              1175370
--------------------------------------------------------------------------------
             Supply Cabinet
--------------------------------------------------------------------------------
             Compaq Prolient 1500         6548hsv50439
--------------------------------------------------------------------------------
             Compaq Prolient 850R         D730BVND10198
--------------------------------------------------------------------------------
             Bay Networks Hub 28115       4801780
--------------------------------------------------------------------------------
             Bay Networks Hub 28115       4806080
--------------------------------------------------------------------------------
             Bay Networks Hub 28115       4018000
--------------------------------------------------------------------------------
             3Com Netbuilder Router       45EA015729
--------------------------------------------------------------------------------
             3Com Netbuilder Router       15E02406
--------------------------------------------------------------------------------
             3Com Linkbuilder MHS Chassy  0103/7JWNO1424
--------------------------------------------------------------------------------
             linkbuilder FDDI Workgroup
             Hub                          3CC00289
--------------------------------------------------------------------------------
             linkbuilder FDDI Workgroup
             Hub                          6DG4001695
--------------------------------------------------------------------------------
             Cisco 7940 IP Phone          0003E369A39F
--------------------------------------------------------------------------------
             Iomega CD-RW                 5HC111E34W
             -------------------------------------------------------------------
             XEROX 5065 COPIER            OC4 012862
             -------------------------------------------------------------------
             Intel Rack Mounted 1100      SFCH0258279
             Server Q Switch

             -------------------------------------------------------------------
             Intel Rack Mounted 1100
             Server Q Switch              SFCH0258302
             -------------------------------------------------------------------
             Intel Rack Mounted 1100
             Server X Switch              SFCH0223162
             -------------------------------------------------------------------
             Intel Rack Mounted 1100
             Server X Switch              BACH1451437
             -------------------------------------------------------------------
             Intel Rack Mounted 1100
             Server X Switch              GCBDI2171307
             -------------------------------------------------------------------
             Intel Rack Mounted 2200
             Server X Switch              ZMO01740013
             -------------------------------------------------------------------
             HP NETSERVER E45             US73702103
             -------------------------------------------------------------------
             CTX VL1500                   063-72701095

             -------------------------------------------------------------------
             DELL DIMNSION 810            1N4MR019SERVICE TAG)
             -------------------------------------------------------------------
             INTELSRMK2S                  BAPT2050028

             -------------------------------------------------------------------
             Intel Rack Mounted 1100      GCBDI2561196
             Server X Switch
            --------------------------------------------------------------------
             Intel Rack Mounted 1100
             Server X Switch              SFCH8258238
             -------------------------------------------------------------------
             Intel Rack Mounted 1100
             Server X Switch              BACH1430595
             -------------------------------------------------------------------
             Intel Rack Mounted 1100
             Server X Switch
             -------------------------------------------------------------------
             IBM 300GL                    23CY173
             -------------------------------------------------------------------
             DELL OPTIPLEX GS1            6000103152
             -------------------------------------------------------------------

             -------------------------------------------------------------------
             IBM THINKPAD 770             78-DB870
             -------------------------------------------------------------------
             DELL LATITUDE C610           DGNX211
             -------------------------------------------------------------------
             BAYNETWORKS HUB FS308        FS38G05016247                CONF ROOM
             -------------------------------------------------------------------