Form 10QSB
period 2003-06-30
CNH HOLDINGS CO
filed 2003-08-14
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003
                                                ----------------

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

                 17304 Preston Road, Suite 975, Dallas, TX 75252
    -------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 381-4699
                            Issuer's telephone number


     (Former name, former address and former fiscal year, if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2003 4,001,175

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
CNH Holdings Company and Subsidiary

(A Development Stage Company)

         We have reviewed the accompanying consolidated balance sheets of CNH Holdings Company and Subsidiary (a development stage company) as of June 30, 2003 and the related consolidated statements of operations and cash flows for the three months ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

         Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of CNH Holdings Company as of March 31,2003, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated June 30, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

         Note 3 of the Company's audited financial statements as of March 31, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at March 31, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matter in Note 3 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim consolidated financial statements as of June 30, 2003, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at June 30, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
August 14, 2003

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                  June 30,           March 31,
                                                                                    2003                2003
                                                                             ------------------  ------------------
Current Assets:
   Cash                                                                      $              146  $                -
   Accounts Receivable                                                                      145                   -
   Inventory                                                                              1,115                   -
                                                                             ------------------  ------------------

   Total Current Assets                                                                   1,406                   -
                                                                             ------------------  ------------------

Fixed Assets:
   Computer Equipment                                                                     4,411                   -
   Less Accumulated Depreciation                                                            (74)                  -
                                                                             ------------------  ------------------

   Net Fixed Assets                                                                       4,337                   -
                                                                             ------------------  ------------------

Intangible Assets:
   Licensing Rights                                                                     375,500                   -
   Less Amortization                                                                     (4,303)                  -
                                                                             ------------------  ------------------

   Net Intangible Assets                                                                371,197                   -
                                                                             ------------------  ------------------

   Total Assets                                                              $          376,940  $                -
                                                                             ==================  ==================

Liabilities:
  Accounts Payable                                                           $           11,251  $            4,166
  Shareholder Loan                                                                       11,249               6,454
                                                                             ------------------  ------------------

  Total Liabilities                                                                      22,500              10,620
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
     Authorized 10,000,000 shares,
     Issued 4,001,175 shares at June 30, 2003 and
     Issued 1,561,177 shares at March 31, 2003                                            4,001               1,561
  Paid-In Capital                                                                       580,846             207,786
  Retained Deficit                                                                         (400)               (400)
  Deficit Accumulated During the Development Stage                                     (230,007)           (219,567)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         354,440             (10,620)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $          376,940  $                   -
                                                                             ==================  ==================


                 See accompanying notes and accountants' report.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Cumulative
                                                                                                since January
                                                                                                   1, 1992
                                                                 (Unaudited)                      Inception
                                                          For the Three Months Ended                 of
                                                                   June 30,                      Development
                                                    --------------------------------------
                                                           2003                2002                 Stage
                                                    ------------------   -----------------    -----------------
Revenues:                                           $                -  $                -    $               -

Expenses:
     General and Administrative                                 10,440                 242              230,007
                                                    ------------------   -----------------    -----------------

     Net Loss                                       $          (10,440)  $            (242)   $        (230,007)
                                                    ==================   =================    =================

Basic & Diluted loss per share                      $                -   $               -
                                                    ==================   =================



























                 See accompanying notes and accountants' report.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                   since January
                                                                                                      1, 1992
                                                                       (Unaudited)
                                                               For the Three Months Ended           Inception of
                                                                        June 30,                    Development
                                                          -------------------------------------
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $         (10,440) $             (242) $         (230,007)
Common Stock Issued for Services                                          -                   -              79,947
Depreciation & Amortization                                           4,377                   -               4,377
(Increase) Decrease in Accounts Receivable                             (145)                  -                (145)
(Increase) Decrease in Inventory                                     (1,115)                  -              (1,115)
Increase (Decrease) in Accounts Payable                               7,085                   -              11,251
                                                          -----------------  ------------------  ------------------
  Net Cash Used in Operating Activities                                (238)               (242)           (135,692)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Equipment                                                (4,411)                  -              (4,411)
                                                          -----------------  ------------------  ------------------
  Net cash provided by Investing Activities                          (4,411)                  -              (4,411)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Sale of Common Stock                                                      -                   -             129,000
Shareholder Loan                                                      4,795                 242              11,249
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                             4,795                 242             140,249
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                             146                   -                 146
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $             146  $                -  $              146
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $              500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Exchanged for Licensing
Rights                                                    $         375,500  $                -  $          375,500

                 See accompanying notes and accountants' report.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred recurring losses of approximately $10,000 for the three months ended June 30, 2003 and has an accumulated deficit of $220,000 since the inception of the development stage on January 1, 1992, and has a liquidity problem. Subsequent to June 30, 2003, the Company has generated revenues, which Management believes will finance its business activities on an on going basis. The Company is actively pursuing alternative financing for expansion of its business on a national scale, and has had discussions with various third parties, although no firm commitments have been obtained.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Interim Reporting

         The unaudited financial statements as of June 30, 2003, and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                   (Continued)

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

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Principles of Consolidation

         The consolidated financial statements include the accounts of CNH Holdings Company, a Nevada corporation and its wholly-owned subsidiary Corvero Networks, Inc. a Florida corporation.

         The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition.

         All significant inter-company accounts and transactions have been eliminated.

Nature of Business

         The Company has no products or services as of June 30, 2003. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at June 30, 2003:

Computer Equipment                                            $           4,411
Less accumulated depreciation                                               (74)
                                                              -----------------

Total                                                         $           4,337
                                                              =================

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

         Total depreciation expense for the six months ended June 30, 2003 was $74.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Depreciation and Amortization (Continued)

         The Company has adopted the Financial Accounting Standards Board SFAS No., 142, "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.

         Intangible Assets consisted of the following at June 30, 2003:

              Intangible Asset        Amortization          Amortization Period
Licensing Rights                 $         375,500             20 Years
Less accumulated amortization               (4,303)
                                 -----------------

Total                            $         371,197
                                 =================

         Total amortization expense for the six months ended June 30, 2003 was $4,303.

         The estimated amortization for the next five years is as follows:

2003                                         $            17,210
2004                                                      18,775
2005                                                      18,775
2006                                                      18,775
2007                                                      18,775
                                             -------------------
Total                                        $            92,310
                                             ===================

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

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                 For the Three Months Ended June 30, 2003

Basic Loss per Share
Loss to common shareholders                             $          (10,440)           4,001,175  $                -
                                                        ==================  ===================  ==================

                                                                 For the Three Months Ended June 30, 2002

Basic Loss per Share
Loss to common shareholders                             $             (242)           1,561,177  $                -
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for June 30, 2003 and 2002 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the June 30, 2003 presentation.

NOTE 2 - INCOME TAXES

         As of June 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $230,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                   (Continued)

NOTE 3 - COMMITMENTS

         As of June 30, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - STOCK SPLIT

         On March 31, 2003, the Board of Directors declared a 10 to 1 reverse stock split of the Company's common stock. As a result of the split, 14,050,597 shares were canceled. All references in the accompanying financial statements to the number of common shares and per share amounts for 2003 and 2002 have been restated to reflect the reverse stock split.

NOTE 5 - ACQUISITIONS

         On May 5, 2003, Corvero Networks, Inc., a Florida corporation, was formed by CNH Holdings Company as a wholly-owned subsidiary to acquire the use of certain technology known as the XBridge Technology. This technology has as its principal component the Corvero Convergence Platform. The acquisition was accomplished by entering into a license agreement with XBridge Software, Inc., a Texas corporation.

         The License Agreement was entered on May 5, 2003. This agreement is principally between Corvero and XBridge, although CNH Holdings was party to certain provisions. The License Agreement resulted in XBridge licensing to Corvero all of XBridge's right, title, and interest in and to a software program (and concomitant hardware platforms) which had been developed by XBridge and which were, collectively known as the "XBridge Technology." This technology principally allows for the development, implementation and commercialization of XML integration solutions in the EBI and IP Telephony markets. CNH Holdings subsequently issued 2,000,000 "restricted" common shares of its stock to XBridge as a licensing fee.

NOTE 6 - LEGAL PROCEEDINGS

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

         The Complaint seeks a declaratory judgement and related 140,000 shares previously held by Messrs. Larry Tate and Gerry Pybas, former officers and directors of the Company. These shares were the subject of a final judgement in a case between the Company and these individuals, among others, which was resolved on June 28, 2000. In the final order in the matter, Messrs. Tate and Pybas agreed to surrender their shares to the Company for retirement to treasury. They, however, did not do so and on or about March 19, 2002, attempted to sell their shares into the market. The

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                   (Continued)

NOTE 6 - LEGAL PROCEEDINGS (Continued)

shares were restricted and on surrender to the transfer agent for the Company were subject to the order and returned to treasury in accordance with the Court's instructions. The plaintiff in the pending case claims to have a security interest in the shares and is seeking a judgement declaring 140,000 shares surrendered to treasury be reissued to it.

NOTE 7- SUBSEQUENT EVENTS

         In July, 2003, CNH Holdings Company executed an agreement with Milkie Ferguson, a Dallas investment banking firm, to conduct a private placement of CNH Holdings Company equity.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion  strategy,  changes in costs of raw  materials,  labor,  and  employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

         On May 5, 2003, Corvero Networks, Inc., a Florida corporation, was formed by CNH Holdings Company as a wholly-owned subsidiary to acquire the use of certain technology known as the XBridge Technology. This technology has as its principal component the Corvero Convergence Platform. The acquisition was accomplished by entering into a license agreement with XBridge Software, Inc., a Texas corporation.

         The License Agreement was entered on May 5, 2003. This agreement is principally between Corvero and XBridge, although CNH Holdings was party to certain provisions. The License Agreement resulted in XBridge licensing to Corvero all of XBridge's right, title, and interest in and to a software program (and concomitant hardware platforms) which had been developed by XBridge and which were, collectively known as the "XBridge Technology." This technology principally allows for the development, implementation and commercialization of XML integration solutions in the EBI and IP Telephony markets. CNH Holdings subsequently issued 2,000,000 "restricted" common shares of its stock to XBridge as a licensing fee.

         Corvero Networks, Inc. formally initiated operations May, 2003, and has quickly built a client pipeline approaching $500,000 by mid August. Corvero began recognizing client revenues from the sale of our convergence server and integrated application suite in July, 2003 and we are on track to meet or exceed Corvero's internal revenue and sales goals for the 2nd quarter of the 2003 fiscal year.

         Since June, 2003, Corvero has formally executed two reseller agreements with premier Cisco VAR partners and we anticipate having several more completed by the end of August, 2003. Corvero's reseller partner program, officially launched in June, continues to generate a high level of interest and enthusiasm in the VAR community and we have expanded our internal sales and marketing team to meet the increased demand.

         In July, 2003, CNH Holdings Company executed an agreement with Milkie Ferguson, a Dallas investment banking firm, to conduct a private placement of CNH Holdings Company equity. Upon completion, this private placement is expected to net approximately $4,000,000 to $5,000,000 in new growth capital of CNH Holdings Company. The funds raised by this placement will be used to continue our investment into new IP Telephony technology offerings and to build out the internal infrastructure necessary to support the projected growth of Corvero's operations over the next 12-18 months. There can be no assurance that the Company will be able to complete the private placement.

Results of Operations

         The Company had no revenues, operating or otherwise, from 1991 through the fiscal year ended March 31, 2003, nor through the current period. Correspondingly, all expenses during these periods were administrative in nature and immaterial in amount.

Capital Resources and Liquidity

         The Company had no liquidity sources from fiscal 1990 through the fiscal year ended March 31, 2003, nor through the current period, other than the extension of credit from officers, directors and creditors. In order to advance its current business plan, management is attempting to raise private venture capital. There are no commitments for such at present; however, management has been discussion with one investment banking firm for the purpose of raising private investment capital. No commitment has yet been received.

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         The Complaint seeks a declaratory judgement and related 140,000 shares previously held by Messrs. Larry Tate and Gerry Pybas, former officers and directors of the Company. These shares were the subject of a final judgement in a case between the Company and these individuals, among others, which was resolved on June 28, 2000. In the final order in the matter, Messrs. Tate and Pybas agreed to surrender their shares to the Company for retirement to treasury. They, however, did not do so and on or about March 19, 2002, attempted to sell their shares into the market. The shares were restricted and on surrender to the transfer agent for the Company were subject to the order and returned to treasury in accordance with the Court's instructions. The plaintiff in the pending case claims to have a security interest in the shares and is seeking a judgement declaring 140,000 shares surrendered to treasury be reissued to it.

ITEM 2.  CHANGES IN SECURITIES

         On June 3, 2003, CNH Holdings Company issued 2,000,000 shares of its "restricted"common stock to XBridge Software, Inc. in exchange for exclusive rights to the XBridge Technology.

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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         Exhibit  No. Exhibit

         *3       Articles of Incorporation

         *3.2     Bylaws

         *3.1     Amended Articles of Incorporation

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         10.1     License Agreement

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

CNH Holdings Company

Registrant

DATE:August 14, 2003

By: /s/ Jim Miller
Jim Miller, Chief Executive Officer

By: /s/ Lisa Anderson
Lisa Anderson, Chief Financial and
    Accounting Officer