Form 10QSB
period 2003-09-30
CNH HOLDINGS CO
filed 2003-11-14
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003
                                             ---------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2003 4,001,175


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
CNH Holdings Company and Subsidiary
(Formerly a Development Stage Company)

         We have reviewed the accompanying consolidated balance sheets of CNH Holdings Company and Subsidiary (formerly a development stage company) as of September 30, 2003 and the related consolidated statements of operations for the three and six months ended September 30, 2003 and 2002 and cash flows for the six months ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of CNH Holdings Company as of March 31, 2003, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated June 30, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

         Note 3 of the Company's audited financial statements as of March 31, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at March 31, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matter in Note 3 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 8 of the Company's unaudited interim consolidated financial statements as of September 30, 2003, and for the six months then ended, the Company has continued to suffer recurring losses from operations at September 30, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
November 14, 2003

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                               September 30,          March 31,
                                                                                    2003                2003
                                                                             ------------------  ------------------
Current Assets:
   Cash                                                                      $           28,685  $                -
   Accounts Receivable                                                                    5,513                   -
   Inventory                                                                              1,115                   -
                                                                             ------------------  ------------------
      Total Current Assets                                                               35,313                   -
                                                                             ------------------  ------------------

Fixed Assets:
   Computer Equipment                                                                     6,211                   -
   Trade Show Booth & Fixtures                                                            5,655
   Less Accumulated Depreciation                                                           (900)                  -
                                                                             ------------------  ------------------
      Net Fixed Assets                                                                   10,966                   -
                                                                             ------------------  ------------------

Intangible Assets:
   Licensing Rights                                                                     375,500                   -
   Less Amortization                                                                     (8,605)                  -
                                                                             ------------------  ------------------
      Net Intangible Assets                                                             366,895                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $          413,174  $                -
                                                                             ==================  ==================

Current Liabilities:
   Accounts Payable                                                          $           50,465  $            4,166
   Shareholder Loan                                                                       5,279               6,454
   Accrued Interest                                                                       2,001                   -
   Short Term Notes Payable                                                             105,000                   -
                                                                             ------------------  ------------------
      Total Current Liabilities                                                         162,745              10,620
                                                                             ------------------  ------------------

Total Liabilities                                                                       162,745              10,620
                                                                             ------------------  ------------------

Stockholders' Equity:
   Stock to be Issued                                                                    12,000                   -
   Common Stock, Par value $.001
     Authorized 10,000,000 shares,
     Issued 4,001,175 shares at September 30, 2003 and
     Issued 1,561,177 shares at March 31, 2003                                            4,001               1,561
   Paid-In Capital                                                                      580,846             207,786
   Retained Deficit                                                                    (346,418)           (219,967)
                                                                             ------------------  ------------------
      Total Stockholders' Equity                                                        250,429             (10,620)
                                                                             ------------------  ------------------

Total Liabilities and Stockholders' Equity                                   $          413,174  $                -
                                                                             ==================  ==================





                 See accompanying notes and accountants' report.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                            For the Three Months Ended                    For the Six Months Ended
                                                   September 30,                                September 30,
                                   ---------------------------------------------  -----------------------------------------
                                            2003                    2002                 2003                  2002
                                   -----------------------  --------------------  -------------------   -------------------
Revenues                           $                43,211  $                  -  $            43,211   $                 -
Cost of Goods Sold                                   3,200                     -                3,200                     -
                                   -----------------------  --------------------  -------------------   -------------------

Gross Profit                                        40,011                     -               40,011                     -

Expenses:
   General and Admin.                              156,023                 2,512              166,462                 2,754
                                   -----------------------  --------------------  -------------------   -------------------
      Total Expenses                               156,023                 2,512              166,462                 2,754
                                   -----------------------  --------------------  -------------------   -------------------

     Net Loss                      $              (116,012) $             (2,512) $          (126,451)  $            (2,754)
                                   =======================  ====================  ===================   ===================


Basic & Diluted
Earnings (Loss) per Share          $                (0.03)  $                  -  $            (0.03)   $                 -
                                   =======================  ====================  ===================   ===================

Weighted Average Shares                          4,001,175             1,561,177            4,001,175             1,561,177
                                   =======================  ====================  ===================   ===================





















                 See accompanying notes and accountants' report.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       (Unaudited)
                                                                For the Six Months Ended
                                                                     September 30,
                                                          -------------------------------------
                                                                2003                2002
                                                          -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (126,451) $           (2,754)
Common Stock Issued for Services                                          -                   -
Depreciation & Amortization                                           9,505                   -
(Increase) Decrease in Accounts Receivable                           (5,513)                  -
(Increase) Decrease in Inventory                                     (1,115)                  -
Increase (Decrease) in Accounts Payable                              46,299               1,715
Increase (Decrease) in Accrued Interest                               2,001                   -
                                                          -----------------  ------------------
   Net Cash Used in Operating Activities                            (75,274)             (1,039)
                                                          -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Equipment                                               (11,866)                  -
                                                          -----------------  ------------------
   Net cash provided by Investing Activities                        (11,866)                  -
                                                          -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Sale of Common Stock                                                      -                   -
Shareholder Loans                                                   103,825               1,039
Stock to be Issued                                                   12,000                   -
                                                          -----------------  ------------------
   Net Cash Provided by Financing Activities                        115,825               1,039
                                                          -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                          28,685                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -
                                                          -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $          28,685  $                -
                                                          =================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $               -
  Franchise and income taxes                              $               -  $               -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common Stock Exchanged for Licensing
Rights                                                    $         375,500  $               -

                 See accompanying notes and accountants' report.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003

NOTE 1 - NATURE OF OPERATIONS

         This summary of accounting policies for CNH Holdings Company (formerly a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of September 30, 2003, and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         CNH Holdings Company, a Nevada corporation (the Company), was incorporated in Delaware on April 15, 1987, under the name of I.S.B.C. Corp. The Company subsequently changed its name first to Coral Companies, Inc., and then to CNH Holdings Company. Domicile was changed to Nevada in 1997. The Company conducted an initial public and secondary offerings during the 1980's.

         On June 15, 1998, the Company acquired Southport Environmental and Development, Inc. This acquisition, however, was subsequently rescinded by agreement between the parties and made a formal order of the court effective April 19, 2000. This order put the Company in the position which it occupied at June 14, 1998, as if none of the actions which had occurred from that time to the date of rescission had transpired.

         On May 5, 2003, Corvero Networks, Inc., a Florida corporation, was formed by CNH Holdings Company as a wholly-owned subsidiary to acquire the use of certain technology known as the XBridge Technology. This technology has as its principal component the Corvero Convergence Platform. The acquisition was accomplished by entering into a license agreement with XBridge Software, Inc., a Texas corporation. See Note 6, for detailed description of acquisition.

Nature of Operations

         Corvero  Networks,  Inc.  designs and  develops  XML-based  application appliances utilized in the IP Communications and Enterprise Application Integration (EAI) markets. The Corvero Convergence Platform(TM) enables the integration of voice, video and data into the network infrastructure. The Corvero Integration Platform(TM) enables companies to easily share data among multiple applications across the business enterprise, and with multiple trading partners at a fraction of the cost of large, complex solutions.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Use of Estimates

         The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and statement of operations for the year then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collectibility of accounts receivable, amounts due to service providers, depreciation and litigation contingencies, among others.

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

Concentration of Credit Risk

         The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Revenue Recognition

         Revenue and related costs are reflected in the accounts when earned or incurred.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at September 30, 2003:


Computer Equipment                                            $           6,211
Trade Show Booth & Fixtures                                               5,655
Less accumulated depreciation                                              (900)
                                                              -----------------

Total                                                         $          10,966
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

         Total depreciation expense for the six months ended September 30, 2003 was $900.

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

         Intangible Assets consisted of the following at September 30, 2003:


              Intangible Asset            Amortization      Amortization Period
Licensing Rights                       $         375,500             20 Years
Less accumulated amortization                     (8,605)
                                       -----------------

Total                                  $         366,895
                                       =================

         Total amortization expense for the six months ended September 30, 2003 was $8,605.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
                                   (Continued)

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
                                             ===================

Earnings (Loss) per Share

         Basic earnings (loss) per share has been computed by dividing the earnings for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The total number of shares at September 30, 2003 and 2002, includes 4,001,175 and 1,561,177 common shares that are issued and outstanding.

         There are no dilutive outstanding common stock equivalents at September 30, 2003 and 2002.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the September 30, 2003 presentation.

NOTE 2 - INCOME TAXES

         As of September 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $346,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
                                   (Continued)

NOTE 3 - COMMITMENTS

         As of September 30, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - COMMON STOCK

         On March 31, 2003, the Board of Directors declared a 10 to 1 reverse stock split of the Company's common stock. As a result of the split, 14,050,597 shares were canceled. All references in the accompanying financial statements to the number of common shares and per share amounts for 2003 and 2002 have been restated to reflect the reverse stock split.

         On August 1, 2003, the Company received $12,000 for 9,230 shares to be issued.

NOTE 5 - SHORT TERM NOTES PAYABLE

         As of September 30, 2003 and March 31, 2003 the following amounts are due:

                                                                                    September 30,           March 31,
                                                                                        2003                   2003
                                                                                ---------------------  --------------------
Convertible Note , Interest at 8%, payable to shareholder
    of Company, at $2 per share, Due August 2004                                $              75,000  $                  -

Note Payable, Interest at 8%, Due August 2004                                                  30,000                     -
                                                                                ---------------------  --------------------

Total Short Term Note Payable                                                   $             105,000  $                  -
                                                                                =====================  ====================

NOTE 6 - ACQUISITIONS

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

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
                                   (Continued)

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

NOTE 8 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern.

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

         CNH Holdings Company, a Nevada corporation (the Company), was incorporated in Delaware on April 15, 1987, under the name of I.S.B.C. Corp. The Company subsequently changed its name to Coral Companies, Inc., and then to CNH Holdings Company. Domicile was changed to Nevada in 1997. The Company conducted an initial public and secondary offerings during the 1980's.

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

         Corvero Networks, Inc. formally initiated operations May, 2003, and has quickly built a client pipeline approaching $500,000 by mid August. Corvero began recognizing client revenues from the sale of our convergence server and integrated application suite in July, 2003 and we are on track to meet or exceed Corvero's internal revenue and sales goals for the 3rd quarter of the 2003 fiscal year.

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

Results of Operations

         For the three months ended September 30, 2003, the Company had total revenues of $40,011 compared to $0 revenue for the same period 2002.

         For the three months September 30, 2003, the Company had a net loss of $116,012 compared to $2,512 for the same period 2002. The net loss is largely attributable to the additional expenses incurred by startup companies.

Capital Resources and Liquidity

         At September 30, 2003, the Company had total current assets of $35,313 and total assets of $413,174 as compared to $0 current assets and $0 total assets at March 31, 2003. The Company had a net working deficit of $127,432 and $10,620 at September 30, 2003 and March 31, 2003.

         Net stockholders' equity (deficit) in the Company was $250,429 as of September 30, 2003 and ($10,620) as of March 31, 2003.

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


DATE: November 14, 2003


By: /s/ Jim Miller
Jim Miller, Chief Executive Officer


By: /s/ Lisa Anderson
Lisa Anderson, Chief Financial and
    Accounting Officer