Form 10QSB
period 2003-12-31
CNH HOLDINGS CO
filed 2004-02-20
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 2003

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

                 17304 Preston Road, Suite 975, Dallas, TX 75252
                    (Address of principal executive offices)

                                 (972) 381-4699
                            Issuer's telephone number


(Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 31, 2003 4,001,175

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
CNH Holdings Company and Subsidiary
(Formerly a Development Stage Company)

         We have reviewed the accompanying consolidated balance sheets of CNH Holdings Company and Subsidiary (formerly a development stage company) as of December 31, 2003 and the related consolidated statements of operations for the three and nine months ended December 31, 2003 and 2002 and cash flows for the nine months ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

         Note 3 of the Company's audited financial statements as of March 31, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at March 31, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matter in Note 3 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 8 of the Company's unaudited interim consolidated financial statements as of December 31, 2003, and for the nine months then ended, the Company has continued to suffer recurring losses from operations at December 31, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
February 19, 2004

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS





                                                                                (Unaudited)
                                                                                December 31,       March 31,
                                                                                    2003                2003
                                                                             ------------------  ------------------
Current Assets:
   Cash                                                                      $           16,033  $                -
   Accounts Receivable                                                                    1,180                   -
   Inventory                                                                              2,230                   -
   Deposit                                                                                3,020                   -
   Receivable from XBridge                                                               44,409                   -
                                                                             ------------------  ------------------

      Total Current Assets                                                               66,872                   -
                                                                             ------------------  ------------------

Fixed Assets:
   Computer Equipment                                                                    10,008                   -
   Trade Show Booth & Fixtures                                                            6,570
   Less Accumulated Depreciation                                                         (1,323)                  -
                                                                             ------------------  ------------------

      Net Fixed Assets                                                                   15,255                   -
                                                                             ------------------  ------------------

Intangible Assets:
   Licensing Rights                                                                     375,500                   -
   Less Amortization                                                                    (12,908)                  -
                                                                             ------------------  ------------------

      Net Intangible Assets                                                             362,592                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $          444,719  $                -
                                                                             ==================  ==================

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)



                                                                                (Unaudited)
                                                                                December 31,          March 31,
                                                                                    2003                2003
                                                                             ------------------  ------------------
Current Liabilities:
   Accounts Payable                                                          $          602,560  $            4,166
   Shareholder Loan                                                                      11,452               6,454
   Accrued Liabilities                                                                   28,714                   -
   Accrued Interest                                                                       3,018                   -
   Short Term Notes Payable                                                              92,306                   -
                                                                             ------------------  ------------------
      Total Current Liabilities                                                         738,050              10,620
                                                                             ------------------  ------------------

Deferred Income                                                                          13,538                   -
                                                                             ------------------  ------------------

Stockholders' Equity:
   Common Stock to be Issued, 9,230 shares at
      December 31, 2003 and -0- shares at March 31, 2003                                      9                   -
   Common Stock, Par value $.001
     Authorized 10,000,000 shares,
     Issued 4,001,175 shares at September 30, 2003 and
     Issued 1,561,177 shares at March 31, 2003                                            4,001               1,561
   Paid-In Capital                                                                      592,837             207,786
   Retained Deficit                                                                    (903,716)           (219,967)
                                                                             ------------------  ------------------
      Total Stockholders' Equity                                                       (306,869)            (10,620)
                                                                             ------------------  ------------------

Total Liabilities and Stockholders' Equity                                   $          444,719  $                -
                                                                             ==================  ==================













                See accompanying notes and accountants' report.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS






                                          For the Three Months Ended              For the Nine Months Ended
                                                 December 31,                            December 31,
                                     -------------------------------------  --------------------------------------
                                           2003                2002                2003                2002
                                     -----------------  ------------------  ------------------  ------------------
Revenues                             $          84,765  $                -  $          127,976  $                -
Cost of Goods Sold                              12,937                   -              16,137                   -
                                     -----------------  ------------------  ------------------  ------------------

Gross Profit                                    71,828                   -             111,839                   -

Expenses:
   Sales & Marketing                                 -                                  12,058
   General & Administrative                    632,446               1,636             774,380               4,390
                                     -----------------  ------------------  ------------------  ------------------
      Total Expenses                           632,446               1,636             786,438               4,390
                                     -----------------  ------------------  ------------------  ------------------

Other Income (Expenses)
   Interest Expense                             (7,119)                  -              (9,150)                  -
                                     -----------------  ------------------  ------------------  ------------------

     Net Loss                        $        (567,737) $           (1,636) $         (683,749) $           (4,390)
                                     =================  ==================  ==================  ==================

Basic & Diluted
Earnings (Loss) per Share            $          (0.14)  $                -  $           (0.17)  $                -
                                     =================  ==================  ==================  ==================

Weighted Average Shares                      4,001,175           1,561,177           4,001,175           1,561,177
                                     =================  ==================  ==================  ==================











                 See accompanying notes and accountants' report.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                         (Unaudited)
                                                                                  For the Nine Months Ended
                                                                                         December 31,
                                                                            --------------------------------------
                                                                                   2003                2002
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                                    $         (683,749) $           (4,390)
Adjustments used to reconcile net loss to net                                                                    -
  cash provided by (used in) operating activities:
Depreciation & Amortization                                                             14,231                   -
Deferred Income                                                                         13,538                   -
(Increase) Decrease in Accounts Receivable                                              (1,180)                  -
(Increase) Decrease in Inventory                                                        (2,230)                  -
(Increase) Decrease in Deposits                                                         (3,020)                  -
(Increase) Decrease in Xbridge Receivable                                              (44,409)                  -
Increase (Decrease) in Accrued Liabilities                                              28,714                   -
Increase (Decrease) in Accounts Payable                                                598,394               3,351
Increase (Decrease) in Accrued Interest                                                  3,018                   -
                                                                            ------------------  ------------------
   Net Cash Used in Operating Activities                                               (76,693)             (1,039)
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Equipment                                                                  (16,578)                  -
                                                                            ------------------  ------------------
   Net cash provided by Investing Activities                                           (16,578)                  -
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Sale of Common Stock                                                                         -                   -
Shareholder Loans                                                                       97,304               1,039
Stock to be Issued                                                                      12,000                   -
                                                                            ------------------  ------------------
   Net Cash Provided by Financing Activities                                           109,304               1,039
                                                                            ------------------  ------------------

Net (Decrease) Increase in Cash & Cash Equivalents                                      16,033                   -
Cash and Cash Equivalents at Beginning of Period                                             -                   -
                                                                            ------------------  ------------------
Cash and Cash Equivalents at End of Period                                  $           16,033  $                -
                                                                            ==================  ==================

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                         (Unaudited)
                                                                                  For the Nine Months Ended
                                                                                         December 31,
                                                                            --------------------------------------
                                                                                   2003                2002
                                                                            ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                  $            6,132  $                   -
  Franchise and income taxes                                                $                -  $                   -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Common Stock Exchanged for Licensing
Rights                                                                      $          375,500  $                   -























                 See accompanying notes and accountants' report.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2003

NOTE 1 - NATURE OF OPERATIONS

         This summary of accounting policies for CNH Holdings Company (formerly a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of December 31, 2003, and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2003
                                   (Continued)

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

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 2003
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at December 31, 2003:

Computer Equipment                                                              $          10,008
Trade Show Booth & Fixtures                                                                 6,570
Less accumulated depreciation                                                              (1,323)
                                                                                -----------------

Total                                                                           $          15,255
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

         Total depreciation expense for the nine months ended December 31, 2003 was $1,323.

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

         Intangible Assets consisted of the following at December 31, 2003:


              Intangible Asset         Amortization          Amortization Period
Licensing Rights                      $         375,500             20 Years
Less accumulated amortization                   (12,908)
                                      -----------------

Total                                 $         362,592
                                      =================

         Total amortization expense for the nine months ended December 31, 2003 was $12,908.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 2003
                                   (Continued)

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
                                             ===================

Earnings (Loss) per Share

         Basic earnings (loss) per share has been computed by dividing the earnings for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The total number of shares at December 31, 2003 and 2002, includes 4,001,175 and 1,561,177 common shares that are issued and outstanding.

         There are no dilutive outstanding common stock equivalents at December 31, 2003 and 2002.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the December 31, 2003 presentation.

Deferred Income

         Deferred income represents contracts for certain revenue to be received in the future. The deferred income is recognized in subsequent years as services are rendered.

NOTE 2 - INCOME TAXES

         As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $904,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 2003
                                   (Continued)

NOTE 3 - COMMITMENTS

         As of December 31, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

NOTE 5 - SHORT TERM NOTES PAYABLE

         As of December 31, 2003 and March 31, 2003 the following amounts are due:

                                                                                    December 31,            March 31,
                                                                                        2003                   2003
                                                                                ---------------------  --------------------

Convertible Note , Interest at 8%, payable to shareholder
    of Company, at $2 per share, Due August 2004                                $              75,000  $                  -

Note Payable, Interest at 8%, Due August 2004                                                  17,306                     -
                                                                                ---------------------  --------------------

Total Short Term Note Payable                                                   $              92,306  $                  -
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

         The License Agreement was entered on May 5, 2003. This agreement is principally between

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 2003
                                   (Continued)

NOTE 6 - ACQUISITIONS (continued)

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

Results of Operations

         For the three months ended December 31, 2003, the Company had total revenues of $84,765 compared to $0 revenue for the same period 2002. For the nine months ended December 31, 2003, the Company had total revenues of $127,976 compared to $0 for the same period in 2002.

         For the three months ended December 31, 2003, the Company had a net loss of $567,737 compared to $1,636 for the same period in 2002. For the nine months ended December 31, 2003, the Company had a net loss of $683,749 compared to $4,390 for the same period in 2002. The net loss is largely attributable to the additional expenses incurred by startup companies.

Capital Resources and Liquidity

         At December 31, 2003, the Company had total current assets of $66,872 and total assets of $444,719 as compared to $0 current assets and $0 total assets at March 31, 2003. The Company had a net working capital deficit of $671,178 and $10,620 at December 31, 2003 and March 31, 2003.

         Net stockholders' equity (deficit) in the Company was ($306,869) as of December 31, 2003 and ($10,620) as of March 31, 2003.

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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         Exhibit  No. Exhibit

         3        Articles of Incorporation (1)

         3.2      Bylaws (1)

         3.1      Amended Articles of Incorporation (1)

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         10.1     License Agreement (2)

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

(1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated February 16, 2000.

(2) Incorporated herein by reference from Registrant's Form 8-KSB, dated May 16, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNH Holdings Company
Registrant


DATE: February 19, 2004


By: /s/ Jim Miller
Jim Miller, Chief Executive Officer


By: /s/ Lisa Anderson
Lisa Anderson, Chief Financial and
    Accounting Officer