Form 10QSB/A
period 2003-12-31
CNH HOLDINGS CO
filed 2004-02-26
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB/A

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2003
                                               --------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 31, 2003 3,958,358


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


                                                    Respectfully submitted,



                                                    /s/ Robiso, Hill & Co.
                                                    Certified Public Accountants

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
                                                                             ==================  ==================

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)



                                                                                (Unaudited)
                                                                                December 31,          March 31,
                                                                                    2003                2003
                                                                             ------------------  ------------------
Current Liabilities:
   Accounts Payable                                                          $          602,560  $            4,166
   Shareholder Loan                                                                      11,452               6,454
   Accrued Liabilities                                                                   28,714                   -
   Accrued Interest                                                                       3,018                   -
   Short Term Notes Payable                                                              92,306                   -
                                                                             ------------------  ------------------
      Total Current Liabilities                                                         738,050              10,620
                                                                             ------------------  ------------------

Deferred Income                                                                          13,538                   -
                                                                             ------------------  ------------------

Stockholders' Equity:
   Common Stock to be Issued, 9,230 shares at
      December 31, 2003 and -0- shares at March 31, 2003                                      9                   -
   Common Stock, Par value $.001
     Authorized 10,000,000 shares,
     Issued 3,958,358 shares at December 31, 2003 and
     Issued 1,561,177 shares at March 31, 2003                                            3,958               1,561
   Paid-In Capital                                                                      592,880             207,786
   Retained Deficit                                                                    (903,716)           (219,967)
                                                                             ------------------  ------------------
      Total Stockholders' Equity                                                       (306,869)            (10,620)
                                                                             ------------------  ------------------

Total Liabilities and Stockholders' Equity                                   $          444,719  $                -
                                                                             ==================  ==================













                 See accompanying notes and accountants' report.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS






                                          For the Three Months Ended              For the Nine Months Ended
                                                 December 31,                            December 31,
                                     -------------------------------------  --------------------------------------
                                           2003                2002                2003                2002
                                     -----------------  ------------------  ------------------  ------------------
Revenues                             $          84,765  $                -  $          127,976  $                -
Cost of Goods Sold                              12,937                   -              16,137                   -
                                     -----------------  ------------------  ------------------  ------------------

Gross Profit                                    71,828                   -             111,839                   -

Expenses:
   Sales & Marketing                                 -                                  12,058
   General & Administrative                    632,446               1,636             774,380               4,390
                                     -----------------  ------------------  ------------------  ------------------
      Total Expenses                           632,446               1,636             786,438               4,390
                                     -----------------  ------------------  ------------------  ------------------

Other Income (Expenses)
   Interest Expense                             (7,119)                  -              (9,150)                  -
                                     -----------------  ------------------  ------------------  ------------------

     Net Loss                        $        (567,737) $           (1,636) $         (683,749) $           (4,390)
                                     =================  ==================  ==================  ==================

Basic & Diluted
Earnings (Loss) per Share            $          (0.14)  $                -  $           (0.17)  $                -
                                     =================  ==================  ==================  ==================

Weighted Average Shares                      3,958,358           1,561,177           3,958,358           1,561,177
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

NOTE 5 - SHORT TERM NOTES PAYABLE

         As of December 31, 2003 and March 31, 2003 the following amounts are due:

                                                                                    December 31,            March 31,
                                                                                        2003                   2003
                                                                                ---------------------  --------------------
Convertible Note, Interest at 8%, payable to shareholder
    of Company, at $2 per share, Due August 2004                                $              75,000  $                  -

Note Payable, Interest at 8%, Due August 2004                                                  17,306                     -
                                                                                ---------------------  --------------------

Total Short Term Note Payable                                                   $              92,306  $                  -
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

         Corvero Networks, Inc. formally initiated operations in May 2003, and had built a significant client pipeline by December 31, 2003. Corvero formally introduced its Corvero Convergence

ServerTM and integrated application suite at Cisco's Innovation Through Convergence Expo in September 2003, and began shipping product in November. The first client revenues from its sale and installation were recognized in December 2003. Revenues received during the previous quarter were generated by custom software development

         Since June 2003, Corvero has formally executed five agreements with Value Added Resellers within Cisco's reseller partner channel including InterNetwork Experts, Flair Data Systems, Network Architects, Advanced Network Management and NetSync Network Solutions, three of which were added during the most recent quarter. The reseller partner program continues to generate a high level of interest and enthusiasm in the VAR community and we have expanded our internal sales and marketing team to meet the increased

         During the quarter ended December 31, 2003, Corvero completed demonstration installations in two Cisco System Customer Briefing Centers in the United States. Ultimately the intent is to place Corvero solutions in all of Cisco System's Customer Briefing Centers and leading sales offices in the United States in order to support customer demonstrations.

         CNH Holdings Company continues to seek funding of approximately $5,000,000 of new growth capital to build out the internal infrastructure of the Company, and take advantage of the strong demand anticipated in the IP Technology market over the next 18 months. There can be no assurance that the Company will be successful in this effort.

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


DATE: February 26, 2004


By: /s/ Jim Miller
Jim Miller, Chief Executive Officer


By: /s/ Lisa Anderson
Lisa Anderson, Chief Financial and
    Accounting Officer