Form 10KSB
period 2004-03-31
CNH HOLDINGS CO
filed 2004-07-12
CIK 821356

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(MARK ONE)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED: MARCH 31, 2004

                                       OR

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from                     To
                              --------------------    --------------------------


Commission file number         0-17304
                       ---------------------------------------------------------

                              CNH HOLDINGS COMPANY
                 (Name of small business issuer in its charter)

          Nevada                                                  11-2867201
------------------------------                              --------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)


               17304 Preston Road, Suite 975, Dallas, Texas 75252
--------------------------------------------------------------------------------
               (Address of principal executive offices) (zip code)


Issuer's telephone number                               (972) 381-4699
                                                       ---------------


Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:

                          Common Stock Par Value $0.001
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         At June 30, 2004, the aggregate market value of all shares of voting stock held by non- affiliates was approximately $3,231,291. In determining this figure Registrant has assumed that all directors and executive officers are affiliates. This assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of June 30, 2004, was as follows: 3,958,358 common shares, $.001 par value per share.

Total revenues for fiscal year ended March 31, 2004: $266,270

At June 30, 2003 the number of shares of common stock outstanding was 3,958,358.

Transitional Small Business Disclosure Format (check one): Yes  ; No X

                                     PART I



                         ITEM 1 DESCRIPTION OF BUSINESS


HISTORY

         CNH Holdings Company, a Nevada corporation (the Company) was incorporated in Delaware on April 15, 1987, under the name of I.S.B.C. Corp. The Company subsequently changed its name first to Coral Companies, Inc., and then to CNH Holdings Company. Domicile was changed to Nevada in 1997. The Company conducted an initial public and secondary offerings during the 1980's. On June 15, 1998, the Company acquired Southport Environmental and Development, Inc. This acquisition, however was subsequently rescinded by agreement between the parties and made a formal order of the court effective April 19, 2000. This order put the Company in the position which it occupied at June 14, 1998, as if none of the actions which had occurred from that time to the date of rescission had transpired.

         On May 5, 2003, Corvero Networks, Inc., a Florida corporation, was formed by CNH Holdings Company as a wholly-owned subsidiary to acquire the use of certain technology known as the XBridge Technology. This technology has as its principal component the Corvero Convergence Platform. The acquisition was accomplished by entering into a license agreement with XBridge Software, Inc., a Delaware corporation.

         The Company was in the development stage from January 1, 1992 to May 5, 2003. Since May 5, 2003, the Company has commenced planned principal operations and is no longer in the development stage.



                         ITEM 2 DESCRIPTION OF PROPERTY


         The Company currently leases approximately 4,264 square feet of office space from CMD Realty Investment Fund, L.P. The lease expires October 31, 2004. The lease payments are approximately $6,041 per month. The office space is used as the Corporate headquarters. It is located at 17304 Preston Road, Suite 975, Dallas, Texas. The Company is currently allowing one of its customers to use approximately 2,132 square feet of the above office space for approximately $3,020 in monthly rent.

                            ITEM 3 LEGAL PROCEEDINGS


         None.



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


         None.

                                     PART II



                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


         The Common Stock is presently traded in the over-the-counter market and is listed on the Pink Sheets maintained by the National Quotation Bureau, Inc., and on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. (NASD), under the symbol CNHC. The following table sets forth the range of high and low bid quotations for the common stock during each calendar quarter beginning April 1, 2002, and ending March 31, 2004. The figures have been rounded to the nearest whole cent.

                                                    HIGH                 LOW
June 30, 2002                                    $         2.00      $         0.80
September 30, 2002                               $         3.00      $         0.80
December 31, 2002                                $         1.00      $         0.30
March 31, 2003                                   $         0.65      $         0.15

                                                    HIGH                 LOW
June 30, 2003                                    $         2.07      $         0.12
September 30, 2003                               $         2.80      $         0.88
December 31, 2003                                $         2.50      $         1.01
March 31, 2004                                   $         2.70      $         1.30

          The number of shareholders of record of the Company's common stock as of March 31, 2004 was approximately 584.

         The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES

         The Company issued 2,440,000 shares of common stock during the year ended March 31, 2004. The stock was not sold through an underwriter and was not sold through a public offer. These sales are exempt under Regulation D Rule 506 of the Securities Act of 1933.


                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS


NEW BEGINNINGS

         In May of 2003, a new charter was declared for CNH Holdings Company supported by a new management team. Corvero Networks, Inc. was formed as a wholly owned subsidiary of CNH Holdings Company, focused specifically on the rapidly growing Internet Protocol (IP) Telephony market. At this time, Corvero Networks is the single operating entity of the public Company, and financial results reported reflect the business of Corvero Networks. Corvero Networks signed a technology licensing agreement with XBridge Software, a private Company, which allowed it to utilize XBridge's technology to introduce radically new XML-based technology into the rapidly growing IP Telephony market. Corvero Networks' products, based upon XBridge's XML architected technology solutions, enable the delivery of true voice, video and data convergence in a single network infrastructure. The launch of Corvero Networks, the market acceptance of Corvero's Convergence Server (TM) and the growing partnership between Corvero Networks and Cisco Systems' IP Telephony Business Unit have all combined to validate the vision of Corvero Networks' founders.

BUILDING A STRONG FOUNDATION

         Corvero Networks officially launched its business operations at the Cisco Innovation Through Convergence Expo, held in San Jose, CA in September of 2003. Leading up to, and immediately following the launch, Corvero Networks focused on building a solid foundation that would support rapid growth and expansion as the Company matured and began to scale the business model. To leverage the existing technology relationship with Cisco Systems, Corvero Networks began to partner with strategic Cisco IP Telephony Re-sellers in Cisco's South Central region. By the end of Q4 FY 2003 (ending March 31, 2004), Corvero Networks had executed Re-Seller partnership agreements with 10 Cisco regional Value-Added Resellers (VAR's) and 2 National VAR's. Corvero Networks intends to continue expanding these VAR partnerships across every Cisco region in the U.S. and, as growth opportunities allow, internationally as well.

         To empower these VAR's as well as Cisco's regional enterprise sales teams, Corvero Networks has supported the installation of demo versions of our the Corvero Convergence Server (TM) and sales in Cisco's Customer Briefing Centers (CBCs) and leading sales offices. Corvero has also conducted sales and technical training for Cisco and the Value-Added Reseller partners. In addition, Corvero has completed team training for our VAR partners and Cisco's sales teams.

         These expanding VAR partnerships have led to the steady growth of Corvero Networks' client sales prospecting pipeline in FY 2003. From the formal launch of the business in September 2003 through the end of Q2 FY 2003 (ending September 30), Corvero Networks' sales prospecting pipeline had grown to a level approaching $500K). By the end of Q4 FY 2003 (ending March 31, 2004), Corvero's sales pipeline had grown to over $6M, representing a month-on-month client sales growth rate of 152%. Most of this client pipeline was concentrated in the South Central region but in Q4 FY 2003, Corvero Networks began to expand VAR relationships and client opportunities into the Southeastern and Great Lakes Regions.

         Corvero Networks' first revenue generating client installs occurred in Q3 FY 2004. The fourth quarter of FY 2003 saw revenue from client installations increasing by 100% double over the previous quarter, a trend that is expected to continue for the next several quarters. The trend of high growth is expected for the remaining FY 2004. The Company's clients come from a diverse representation of vertical markets including: petroleum services, financial services, education, healthcare/insurance, investment services and governmental/public entities.

FOCUS ON THE FUTURE

         Corvero Networks remains focused on building a vibrant, sustainable and growth-oriented business. In FY 2003, the Company has carefully followed an executed plan of controlled and manageable client growth within the South-Central, the Southeastern and Great Lakes Regions. Our client mix ranges from the Small/Medium Business market through F500 companies. Corvero Networks' challenge in FY 2003 was to build the appropriate level of infrastructure to sustain and support this mix of clients within the given geographic constraints. The scope of infrastructure includes sales/marketing staff and systems, technical support operations and research/development capabilities. This infrastructure growth will continue into the future as the Company continues to expand and scale up the business model to meet client demand.

         Corvero Networks continued the development of our strategic relationship with Cisco Systems in 2003, specifically Cisco's IP Telephony Business Unit. Cisco has emerged as the recognized leader in the fledgling IP Telephony market, capturing in excess of 50% market share by 2003. Cisco is committed to the growth and deployment of this new technology and Corvero Networks believes that a strong and growing technology partnership between the two companies will help fuel the long-term growth prospects for Corvero Networks. In 2003, Corvero Networks was able to place demo systems of the Convergence Server (TM) into selected Cisco Client and Executive briefing centers. This move supported the Company's efforts in relationship building at all levels with Cisco's regional sales and marketing teams. Cisco has also supported Corvero Networks through introductions to selected Cisco re-seller partners. Corvero has deployed demo systems to these re-sellers and invested the training time to educate both Cisco and the re-seller community on the benefits of our technology on both the sales and technical aspects of the solution.

         In 2003 Corvero Networks also formalized relationships with technology partners such as SkyPort International and AAC, Inc. These partnerships will open up additional market channels for the Company's product line and will allow for the introduction and integration of new technology on Corvero's Convergence Server (TM).

MEETING THE CHALLENGE

         2003 was a year that saw the launch of Corvero Networks, the validation of our the vision for using XML-based technology to provide convergence management services and market acceptance of this technology. This past year will be viewed as a period where the basic building blocks were put into place to align the Company for the challenges that lies ahead. The financial results from 2003 do not reveal the true story behind the progress that was made in preparation for the future. Corvero Networks' results in 2004 should reflect the investment that was made in 2003 to meet the challenge and successfully move the Company to the next level of maturity and business evolution.

FORWARD LOOKING STATEMENT

         This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectation of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.



                           ITEM 7 FINANCIAL STATEMENTS


         The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.



              ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                    PART III


               ITEM 9   DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                                          THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S   NAME (1)               AGE        POSITION WITH COMPANY*

Derek Downs                         35      President and Interim Chief Executive Officer

Cindy Garr                          43      Interim Chief Financial Officer, Executive Vice-President
                                            of Corporate Development and Director

Greg Royal                          37      Executive Vice-President/Chief Technology Officer and
                                            Director

Lisa Anderson                       41      Controller/Treasurer

(1) On May 31, 2004, Jim Miller resigned his positions as Chairman of the Board of Directors, and as President and CEO of the Company.

* No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

         The executive officers hold office until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified. The officers are elected by the

Board of Directors at its annual meeting immediately following the shareholders' annual meeting and hold office until their death or until they either resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment of executive officers, all of whom serve on an at will basis.

         The Board of Directors of CNHC currently consists of two members, Greg Royal and Cindy Garr. The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The board will meet periodically throughout the year as necessity dictates. No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

         Corvero has now assembled a management team which it feels to be fully capable of exploiting the XBridge Technology. These individuals are:

DEREK DOWNS, PRESIDENT AND INTERIM CEO --- Previous executive roles in marketing and business development at i2 Technologies, senior executive roles with several technology consulting firms, and before that as Director of Alliances at Baan Company. He has over 14 years experience in sales, marketing and alliances, with 8 of those years specific to the technology industry--including consulting, software and hardware companies. Derek graduated from the University of Eastern New Mexico in 1990 with a BBA degree in Marketing and a BBA degree in Business Administration.

CINDY GARR, INTERIM CFO, EVP OF CORPORATE DEVELOPMENT --- Ms. Garr has over 20 years experience in the IT industry in both Development and Senior Management positions at Mercury Interactive and Boole & Babbage. Most recently she served as President for WAVS Inc., a company that specializes in automated testing of wireless devices. Previously, Ms. Garr served as a founder of a Telecom Consultancy Firm and is one of the original founders of XBridge. She has been affiliated with the XBridge its inception in 1999.

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

GREG ROYAL, EVP/CTO --- Greg has 15 years of IT Sales, Marketing and Management experience in New Zealand, Australia and the United States. Greg is the founder of XBridge Software (the company licensing Corvero the technology) and the inventor of the Convergence Platform(TM) technology. He has held Senior Sales & Marketing positions at Sycom Office Equipment, Eagle Technology, Network General Corp. (NASDAQ:NETG) and Network Associates Inc (NASDAQ:NETA). Greg has system certification with Compaq, IBM, Novell and Hewlett Packard. He also has significant experience in designing and deploying large scale IT systems including experience in Banking and Finance, Government, Retail and Property Services. Greg has invented and filed four following patents in 1999 and 2000. He is responsible for the patent portfolio for XBridge Software. Mr. Royal attended Victoria University in Wellington, New Zealand, where he studied computer science. He received an MBA from Rushmore University in Dakota Dunes, South Dakota, in 1999.

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

AUDIT COMMITTEE FINANCIAL EXPERT

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."



                         ITEM 10 EXECUTIVE COMPENSATION


         None of the executive officer's salary and bonus exceeded $100,000 during any of the Company's last two fiscal years.

         There has been no executive compensation in any form to date due to the lack of working capital in the company.

               ITEM 11   SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record (or who was known by the Company to own beneficially) more than 5% of the outstanding common stock at June 30, 2004. The number of outstanding shares does not include any options because the strike price of the options outstanding is approximately three times the current trading price. This table also includes information as to the ownership of the common shares by each of the directors and executive officers of the Company, as well as by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

NAME AND ADDRESS                     NATURE OF                           SHARES
OF BENEFICIAL OWNERS                 OWNERSHIP                         OWNED                   PERCENT


XBridge Software, Inc.                      Direct                        2,000,000              50.51%*
P.O. Box 794405
Dallas, TX 75379

E-Biz Trans, Inc.                           Direct                          220,000               5.56%
5645 Rico Drive
Boca Raton, FL 33487

S and B Resources                           Direct                          220,000               5.56%
789 NE 39th St.
Boca Raton, FL 33431

All Executive Officers and
Directors as a Group                        Direct                                0               0.00%

                                             Indirect                     2,000,000             50.51%*

*The executive officers and directors as a group own a controlling interest XBridge Software, Inc.

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

         The license agreement resulted in XBridge licensing to Corvero all of XBridge's right, title, and interest in and to a software program. The Company issued 2,000,000 "restricted" common shares of its stock to XBridge as a licensing fee and Corvero is obligated to pay royalties based upon gross revenue.



                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


      (a) The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS PAGE

Report of Robison, Hill & Co., Independent Certified Public Accountants.........................................F-1
Balance Sheets
  March 31, 2004, and 2003......................................................................................F-2
Statements of Operations
  For the Years Ended March 31, 2004 and 2003...................................................................F-4
Statement of Stockholders' Equity
  For the Years Ended March 31, 2004 and 2003...................................................................F-5
Statements of Cash Flows
  For the Years Ended March 31, 2004 and 2003...................................................................F-6
Notes to Financial Statements
  March 31, 2004 and 2003.......................................................................................F-8

2.     EXHIBITS
                        The following exhibits are included as part of this report:
Exhibit
Number           Title of Document

10.1     License Agreement (1)

10.2     Asset Purchase Agreement (1)

31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

         (1) Incorporated herein by reference from Registrant's Form 10KSB, dated July 1, 2003.

     (b) REPORTS FILED ON FORM 8-K

                  None.


                        ITEM 14. CONTROLS AND PROCEDURES


         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

                  ITEM 15. PRINCIPAL ACCOUNTANT FEES & SERVICES

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended March 31, 2004 and 2003:

           Service                                     2004                   2003
------------------------------                  ------------------     ------------------
Audit Fees                                      $            9,633     $            4,201
Audit-Related Fees                                               -                      -
Tax Fees                                                        80                     50
All Other Fees                                                   -                      -
                                                ------------------     ------------------
Total                                           $            9,713     $            4,251
                                                ==================     ==================

AUDIT FEES. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

         The Audit Committee pre-approved 100% of the Company's 2003 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CHH HOLDINGS COMPANY

Dated: July 12, 2004                                By  /S/     Derek Downs
                                                    ----------------------------
                                                    Derek Downs
                                                    President and Interim CEO
                                                   (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of July 2004.

Signatures                                  Title

/S/     Derek Downs
------------------------------
Derek Downs                                 President and Interim CEO
                                            (Principal Executive Officer)


/S/     Cindy Garr
------------------------------
Cindy Garr                                  Interim C.F.O., Executive
                                            Vice-President of Corporate
                                            Development, and Director
                                            (Principal Financial Officer)

/S/     Greg Royal
------------------------------
Greg Royal                                  Executive Vice-President/Chief
                                            Technology Officer and Director

                     CNH HOLDINGS COMPANY, INC. & SUBSIDIARY
                     (FORMERLY A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                             MARCH 31, 2004 AND 2003

                                    CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Consolidated Balance Sheets
   March 31, 2004 and 2003.................................................................................F - 2

Consolidated Statements of Operations for the
   Years Ended March 31, 2004 and 2003.....................................................................F - 4

Consolidated Statement of Stockholders' Equity for the
   Years Ended March 31, 2004 and 2003.....................................................................F - 5

Consolidated Statements of Cash Flows for the
   Years Ended March 31, 2004 and 2003.....................................................................F - 6

Notes to Consolidated Financial Statements................................................................ F - 8

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
CNH Holdings Company and Subsidiary
(Formerly a Development Stage Company)


         We have audited the accompanying balance sheets of CNH Holdings Company, Inc. and Subsidiary (formerly a development stage company) as of March 31, 2004 and 2003, and the related statements of operations and cash flows for the years ended March 31, 2004 and 2003, and the statement of stockholders' equity from April 15, 1987 (inception) to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNH Holdings Company, Inc. and Subsidiary (formerly a development stage company) as of March 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended March 31, 2004 and 2003 and the statement of stockholders' equity from April 15, 1987 (inception) to March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co.
                                                    ----------------------------
                                                    Certified Public Accountants
Salt Lake City, Utah
July 8, 2004

                    CNH HOLDINGS COMPANY, INC. AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS



                                                                                   March 31,
                                                                     -------------------------------------
                                                                           2004                2003
                                                                     -----------------  ------------------

Current Assets:
   Cash                                                              $             963  $                -
   Accounts Receivable                                                         142,576                   -
   Inventory                                                                     4,460                   -
   Deposit                                                                       3,020                   -
   Receivable from XBridge                                                      30,077                   -
                                                                     -----------------  ------------------

     Total Current Assets                                                      181,096                   -
                                                                     -----------------  ------------------

Fixed Assets:
   Computer Equipment                                                           10,008                   -
   Trade Show Booth and Fixtures                                                 6,570                   -
   Less Accumulated Depreciation                                                (1,776)                  -
                                                                     -----------------  ------------------

     Net Fixed Assets                                                           14,802                   -
                                                                     -----------------  ------------------

Intangible Assets:
   Licensing Rights                                                            375,500                   -
   Less Accumulated Amortization                                               (17,210)                  -
                                                                     -----------------  ------------------

     Net Intangible Assets                                                     358,290                   -
                                                                     -----------------  ------------------

Total Assets                                                         $         554,188  $                -
                                                                     =================  ==================

                    CNH HOLDINGS COMPANY, INC. AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                  (Continued)



                                                                                   March 31,
                                                                     -------------------------------------
                                                                           2004                2003
                                                                     -----------------  ------------------

Current Liabilities:
   Accounts Payable                                                  $         868,220  $            4,166
   Accrued Liabilities                                                         101,629                   -
   Accrued Interest                                                              6,727                   -
   Related Party Payables                                                       17,000               6,454
   Short-Term Notes Payable                                                     75,000                   -
                                                                     -----------------  ------------------

     Total Current Liabilities                                               1,068,576              10,620
                                                                     -----------------  ------------------

Long-Term Notes Payable                                                         12,000                   -
                                                                     -----------------  ------------------

     Total Liabilities                                                       1,080,576                   -
                                                                     -----------------  ------------------

Deferred Income                                                                 25,556                   -
                                                                     -----------------  ------------------

Stockholders' Equity:
   Common Stock, Par Value $.001
     Authorized 10,000,000 shares,
     Issued 3,958,358 shares at March 31, 2004 and
     Issued 1,561,177 shares at March 31, 2003                                   3,958               1,561
   Paid-In Capital                                                             594,909             207,786
   Retained Deficit                                                         (1,150,811)           (219,967)
                                                                     -----------------  ------------------

     Total Stockholders' Equity                                               (551,944)            (10,620)
                                                                     -----------------  ------------------

Total Liabilities and Stockholders' Equity                           $         554,188  $                -
                                                                     =================  ==================









   The accompanying notes are an integral part of these financial statements.

                    CNH HOLDINGS COMPANY, INC. AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                      For the year ended
                                                                                          March 31,
                                                                            --------------------------------------
                                                                                   2004                2003
                                                                            ------------------  ------------------

Revenues                                                                    $          266,270  $                -
Cost of Goods Sold                                                                      56,346                   -
                                                                            ------------------  ------------------

     Gross Profit                                                                      209,924                   -
                                                                            ------------------  ------------------

Expenses:
   Sales and Marketing                                                                  12,058                   -
   General and Administrative                                                        1,115,325               4,775
                                                                            ------------------  ------------------

     Total Expenses                                                                  1,127,383               4,775
                                                                            ------------------  ------------------

Other Income (Expense)
   Interest Expense                                                                    (13,385)                  -
                                                                            ------------------  ------------------

     Net Loss                                                               $         (930,844) $           (4,775)
                                                                            ==================  ==================

Basic & Diluted loss per share                                              $           (0.26)  $                -
                                                                            ==================  ==================

Weighted Average Shares                                                              3,531,825           1,561,177
                                                                            ==================  ==================














   The accompanying notes are an integral part of these financial statements.

                    CNH HOLDINGS COMPANY, INC. AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE TWO YEARS ENDED MARCH 31, 2004 AND 2003




                                                    Preferred Stock              Common Stock              Paid-In        Retained
                                                  Shares      Par Value      Shares        Par Value       Capital        Deficit
                                               -----------   -----------   -----------    -----------    -----------    -----------

Balance at March 31, 2002                             --     $      --       1,561,177    $     1,561    $   207,786    $  (215,192)

Net loss                                              --            --            --             --             --           (4,775)
                                               -----------   -----------   -----------    -----------    -----------    -----------

Balance at March 31, 2003                             --            --       1,561,177          1,561        207,786       (219,967)

Stock issued for Licensing Rights                     --            --       2,000,000          2,000        373,500           --
Stock options exercised                                             --            --          440,000            440           (440)
Shares cancelled                                                    --            --          (42,819)           (43)            43
Contributed capital                                   --            --            --             --           14,020           --

Net loss                                              --            --            --             --             --         (930,844)
                                               -----------   -----------   -----------    -----------    -----------    -----------

Balance at March 31, 2004                             --     $      --       3,958,358    $     3,958    $   594,909    $(1,150,811)
                                               ===========   ===========   ===========    ===========    ===========    ===========





    The accompanying notes are an integral part of these financial statements

                    CNH HOLDINGS COMPANY, INC. AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       For the years ended
                                                                                            March 31,
                                                                              --------------------------------------
                                                                                     2004                2003
                                                                              ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                                      $         (930,844) $           (4,775)
Adjustments used to reconcile net loss to net cash
     provided by (used in) operating activities:
Depreciation and amortization                                                             18,986                   -
Deferred Income                                                                           25,556                   -
(Increase) Decrease in Accounts Receivable                                              (142,576)                  -
(Increase) Decrease in Inventory                                                          (4,460)                  -
(Increase) Decrease in Deposits                                                           (3,020)                  -
(Increase) Decrease in Xbridge Receivable                                                (30,077)                  -
Increase (Decrease) in Accrued Liabilities                                               101,629                   -
Increase (Decrease) in Accounts Payable                                                  864,054               3,586
Increase (Decrease) in Accrued Interest                                                    6,727                   -
                                                                              ------------------  ------------------

     Net Cash Used in operating activities                                               (94,025)             (1,189)
                                                                              ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of equipment                                                                    (16,578)                  -
                                                                              ------------------  ------------------
 Net cash provided by investing activities                                               (16,578)                  -
                                                                              ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans                                                                      120,000               1,189
Payments on loans                                                                        (16,000)                  -
Capital contributed by shareholder                                                         7,566                   -
                                                                              ------------------  ------------------
 Net Cash Provided by Financing Activities                                               111,566               1,189
                                                                              ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                                  963                   -
Cash and Cash Equivalents
  at Beginning of Period                                                                       -                   -
                                                                              ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                                            $              963  $                -
                                                                              ==================  ==================

                    CNH HOLDINGS COMPANY, INC. AND SUBSIDIARY
                      (Fomerly a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       For the years ended
                                                                                            March 31,
                                                                              --------------------------------------
                                                                                     2004                2003
                                                                              ------------------  ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                    $            7,328  $                -
  Franchise and income taxes                                                  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None::
ACTIVITIES
Common Stock Exchanged for Licensing Rights                                   $          375,500  $                -

































   The accompanying notes are an integral part of these financial statements.

                    CNH HOLDINGS COMPANY, INC. AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

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

         On May 5, 2003, Corvero Networks, Inc., a Florida corporation, was formed by CNH Holdings Company as a wholly-owned subsidiary to acquire the use of certain technology known as the XBridge Technology. This technology has as its principal component the Corvero Convergence Platform. The acquisition was accomplished by entering into a license agreement with XBridge Software, Inc., a Texas corporation. See Note 8, for detailed description of acquisition.

                    CNH HOLDINGS COMPANY, INC. AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003
                                   (continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

         The Company was in the development stage from January 1, 1992 to May 5, 2003. Since May 5, 2003, the Company has commenced planned principal operations and is no longer in the development stage.

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for CNH Holdings Company, Inc. and Subsidiary (formerly a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

                    CNH HOLDINGS COMPANY, INC. AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at March 31, 2004:


Computer Equipment                                            $          10,008
Trade Show Booth & Fixtures                                               6,570
Less accumulated depreciation                                            (1,776)
                                                              -----------------

Total                                                         $          14,802
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

         Total depreciation expense for the year ended March 31, 2004 was $1,776.

         The Company has adopted the Financial Accounting Standards Board SFAS No., 142, "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition,

                    CNH HOLDINGS COMPANY, INC. AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

         Intangible Assets consisted of the following at March 31, 2004:

              Intangible Asset                      Amortization          Amortization Period
--------------------------------------------      -----------------    --------------------------
Licensing Rights                                  $         375,500             20 Years
Less accumulated amortization                               (17,210)
                                                  -----------------

Total                                             $         358,290
                                                  =================

         Total amortization expense for the year ended March 31, 2004 was $17,210.

         The estimated amortization for the next five years is as follows:


2004                                         $            18,775
2005                                                      18,775
2006                                                      18,775
2007                                                      18,775
2008                                                      18,775
                                             -------------------
Total                                        $            93,875
                                             ===================

Earnings (Loss) per Share

         Basic earnings (loss) per share has been computed by dividing the earnings for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         There are no dilutive outstanding common stock equivalents at March 31, 2004 and 2003.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2003  financial statements to conform with the 2004 presentation.

                    CNH HOLDINGS COMPANY, INC. AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Deferred Income

         Deferred income represents contracts for certain revenue to be received in the future. The deferred income is recognized in subsequent years as services are rendered.

NOTE 3 - CONCENTRATION OF RISK

         As of March 31, 2004, the Company receives approximately 90% of its gross revenues from its top three re-sellers. The loss of these re-sellers would adversely impact the business of the Company.

NOTE 4 - INCOME TAXES

         As of March 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,150,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 5 - LEASE COMMITMENT

         The Company currently leases approximately 4,264 square feet of office space from CMD Realty Investment Fund, L.P. The lease expires October 31, 2004. The lease payments are approximately $6,041 per month. The office space is used as the Corporate headquarters. It is located at 17304 Preston Road, Suite 975, Dallas, Texas. The Company is currently allowing one of its customers to use approximately 2,132 square feet of the above office space for approximately $3,020 in monthly rent.

         The minimum future lease payments under these leases for the next five years are:


           Year Ended March 31,
-------------------------------------------
         2005                                             $       42,287
         2006                                                          -
         2007                                                          -
         2008                                                          -
         2009                                                          -
                                                          --------------
         Total minimum future lease payments              $       42,287
                                                          ==============

                    CNH HOLDINGS COMPANY, INC. AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003
                                   (continued)

NOTE 6 - COMMON STOCK

         During May of 2003, the Company issued 440,000 shares of common stock from the exercise of outstanding stock options.

         During  June  of  2003,   the  Company  issued   2,000,000   shares  of
"restricted" common stock to XBridge Software, Inc. to acquire licensing rights valued at $375,500.

         During the year ended March 31, 2004, 42,819 shares were cancelled and returned to the Company.

NOTE 7 - NOTES PAYABLE

         On July 31,2003, the Company received a loan for $12,000 from an unrelated third party. This is a convertible note, with an interest rate of 6% due August 1, 2005.

         On September 22, 2003, the Company received a loan for $75,000 from an unrelated third party. This is a convertible note, with interest at 8% due September 22, 2004.

NOTE 8 - RELATED PARTY PAYABLE

         During the year ended March 31, 2004, the Company received a loan from a shareholder of $33,000. This note carries an interest rate of 18% and is due in August of 2004. During the year ended March 31, 2004, the Company had paid $16,000 towards this note. On July 6, 2004, the Company paid $19,435.95 in payment of the remainder of this note.

         During the years ended March 31, 2002, 2003 and 2004, the Company has received funds in the amount of $14,020 from related parties to pay general and administrative expenses. These funds have been recorded into paid-in capital.

NOTE 9 - ACQUISITIONS

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

         The License Agreement was entered on May 5, 2003. This agreement is principally between Corvero and XBridge, although CNH Holdings was party to certain provisions. The License

                    CNH HOLDINGS COMPANY, INC. AND SUBSIDIARY
                     (Formerly a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003
                                   (continued)

NOTE 9 - ACQUISITIONS (continued)

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