Form 10QSB
period 2004-06-30
CNH HOLDINGS CO
filed 2004-08-12
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2004

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from________________ to ________________

Commission file number 0-17304

CNH HOLDINGS COMPANY
(Exact name of small business issuer as
specified in its charter)

Nevada	11-2867201
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17304 Preston Road, Suite 975, Dallas, TX 75252
(Address of principal executive offices)

(972) 381-4699
Issuer’s telephone number

(Former name, former address and former fiscal year, if changed since last report.)

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: June 30, 2004 3,958,358

Transitional Small Business Disclosure Format (check one). Yes    ; No   X

PART I

Item 1. Financial Statements

CNH HOLDINGS COMPANY AND SUBSIDIARY
(Formerly a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2004	March 31, 2004
Current Assets:
Cash	$77,316	$963
Accounts Receivable	160,262	142,576
Inventory	6,660	4,460
Prepaid Expenses	1,072	--
Deposit	3,020	3,020
Receivable from XBridge	32,365	30,077

Total Current Assets	280,695	181,096

Fixed Assets:
Computer Equipment	13,903	10,008
Trade Show Booth & Fixtures	6,570	6,570
Office Equipment	1,252
Less Accumulated Depreciation	(3,655)	(1,776)

Net Fixed Assets	18,070	14,802

Intangible Assets:
Licensing Rights	375,500	375,500
Less Amortization	(21,904)	(17,210)

Net Intangible Assets	353,596	358,290

Total Assets	$652,361	$554,188

CNH HOLDINGS COMPANY AND SUBSIDIARY
(Formerly a Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

	(Unaudited) June 30, 2004	March 31, 2004
Current Liabilities:
Accounts Payable	$1,132,685	$868,220
Accrued Liabilities	91,496	101,629
Accrued Interest	7,982	6,727
Related Party Payables	17,000	17,000
Short Term Notes Payable	75,000	75,000

Total Current Liabilities	1,324,163	1,068,576

Long-Term Liabilities
Related Party Payable	55,755	--
Long-Term Notes Payable	12,000	12,000

Total Long-Term Liabilities	67,755	12,000

Total Liabilities	1,391,918	1,080,576

Deferred Income	58,353	25,556

Stockholders' Equity:
Common Stock, Par value $.001
Authorized 10,000,000 shares,
Issued 3,958,358 shares at June 30, 2004 and
March 31, 2004	3,958	3,958
Paid-In Capital	594,909	594,909
Retained Deficit	(1,396,777)	(1,150,811)

Total Stockholders' Equity	(797,910)	(551,944)

Total Liabilities and Stockholders' Equity	$652,361	$554,188

See accompanying notes.

CNH HOLDINGS COMPANY AND SUBSIDIARY
(Formerly a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,
	2004	2003
Revenues	$364,043	$--
Cost of Goods Sold	71,970	--

Gross Profit	292,073	--
Expenses:
Sales & Marketing	3,480	--
General & Administrative	531,643	10,440

Total Expenses	535,123	10,440

Other Income (Expenses)
Interest Expense	(2,916)	--

Net Loss	$(245,966)	$(10,440)

Basic & Diluted
Earnings (Loss) per Share	$(0.06)	$--

Weighted Average Shares	3,958,358	4,001,175

See accompanying notes.

CNH HOLDINGS COMPANY AND SUBSIDIARY
(Formerly a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) For the Three Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(245,966)	$(10,440)
Adjustments used to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation & Amortization	6,573	4,377
Deferred Income	32,797	--
(Increase) Decrease in Accounts Receivable	(17,686)	(145)
(Increase) Decrease in Inventory	(2,200)	(1,115)
(Increase) Decrease in Prepaid Expenses	(1,072)	--
(Increase) Decrease in Xbridge Receivable	(2,288)	--
Increase (Decrease) in Accrued Liabilities	(10,133)	--
Increase (Decrease) in Accounts Payable	264,465	7,085
Increase (Decrease) in Accrued Interest	1,255	--

Net Cash Used in Operating Activities	25,745	(238)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Equipment	(5,147)	(4,411)

Net cash provided by Investing Activities	(5,147)	(4,411)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Sale of Common Stock	--	--
Shareholder Loans	55,755	4,795
Stock to be Issued	--	--

Net Cash Provided by Financing Activities	55,755	4,795

Net (Decrease) Increase in Cash & Cash Equivalents	76,353	146
Cash and Cash Equivalents at Beginning of Period	963	--

Cash and Cash Equivalents at End of Period	$77,316	$146

CNH HOLDINGS COMPANY AND SUBSIDIARY
(Formerly a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	(Unaudited) For the Three Months Ended June 30,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,130	$--
Franchise and income taxes	$--	$--
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Common Stock Exchanged for Licensing
Rights	$--	$375,500

See accompanying notes.

CNH HOLDINGS COMPANY AND SUBSIDIARY
(Formerly a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 1 — NATURE OF OPERATIONS AND GOING CONCERN

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity for the Company to continue as a going concern.

        These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

        If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Interim Reporting

        The unaudited financial statements as of June 30, 2004, and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

        CNH Holdings Company, a Nevada corporation (the Company), was incorporated in Delaware on April 15, 1987, under the name of I.S.B.C. Corp. The Company subsequently changed its name first to Coral Companies, Inc., and then to CNH Holdings Company. Domicile was changed to Nevada in 1997. The Company conducted an initial public and secondary offerings during the 1980‘s.

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

CNH HOLDINGS COMPANY, INC. AND SUBSIDIARY
(Formerly a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(continued)

NOTE 1 — NATURE OF OPERATIONS AND GOING CONCERN (continued)

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

NOTE 2 — SUMMARY OF ACCOUNTING POLICIES

        This summary of accounting policies for CNH Holdings Company, Inc. and Subsidiary (formerly a development stage company) is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Use of Estimates

        The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and statement of operations for the year then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collectibility of accounts receivable, amounts due to service providers, depreciation and litigation contingencies, among others.

Principles of Consolidation

        The consolidated financial statements include the accounts of CNH Holdings Company, a Nevada corporation and its wholly-owned subsidiary Corvero Networks, Inc. a Florida corporation.

CNH HOLDINGS COMPANY, INC. AND SUBSIDIARY
(Formerly a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(continued)

NOTE 2 — SUMMARY OF ACCOUNTING POLICIES (continued)

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

Depreciation and Amortization

        Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at June 30, 2004:

Computer Equipment	$13,903
Trade Show Booth & Fixtures	6,570
Office Equipment	1,252
Less accumulated depreciation	(3,655)

Total	$18,070

        Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

        Total depreciation expense for the three months ended June 30, 2004 was $1,879.

        The Company has adopted the Financial Accounting Standards Board SFAS No., 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition,

CNH HOLDINGS COMPANY, INC. AND SUBSIDIARY
(Formerly a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(continued)

NOTE 2 — SUMMARY OF ACCOUNTING POLICIES (continued)

SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.

        Intangible Assets consisted of the following at June 30, 2004:

Intangible Asset	Amortization	Amortization Period
Licensing Rights	$375,500	20 Years
Less accumulated amortization	(21,904)

Total	$353,596

        Total amortization expense for the three months ended June 30, 2004 was $4,694.

        The estimated amortization for the next five years is as follows:

2004	$18,775
2005	18,775
2006	18,775
2007	18,775
2008	18,775

Total	$93,875

Earnings (Loss) per Share

        Basic earnings (loss) per share has been computed by dividing the earnings for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

        There are no dilutive outstanding common stock equivalents at June 30, 2004 and 2003.

Reclassification

        Certain reclassifications have been made in the 2003 financial statements to conform with the 2004 presentation.

CNH HOLDINGS COMPANY, INC. AND SUBSIDIARY
(Formerly a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(continued)

NOTE 2 — SUMMARY OF ACCOUNTING POLICIES (continued)

Deferred Income

        Deferred income represents contracts for certain revenue to be received in the future. The deferred income is recognized in subsequent years as services are rendered.

NOTE 3 — CONCENTRATION OF RISK

        As of June 30, 2004, the Company receives approximately 90% of its gross revenues from its top three re-sellers. The loss of these re-sellers would adversely impact the business of the Company.

NOTE 4 — INCOME TAXES

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

NOTE 5 — LEASE COMMITMENT

        The Company currently leases approximately 4,264 square feet of office space from Memshalah Realty. The lease expires October 31, 2004. The lease payments are approximately $6,041 per month. The office space is used as the Corporate headquarters. It is located at 17304 Preston Road, Suite 975, Dallas, Texas. The Company is currently allowing one of its customers to use approximately 2,132 square feet of the above office space for approximately $3,020 in monthly rent.

        The minimum future lease payments under these leases for the next five years are:

July 1, 2004 - March 31, 2005	$18,123
April 1, 2005 - March 31, 2006	--
April 1, 2006 - March 31, 2007	--
April 1, 2007 - March 31, 2008	--
April 1, 2008 - March 31, 2009	--

Total minimum future lease payments	$18,123

CNH HOLDINGS COMPANY, INC. AND SUBSIDIARY
(Formerly a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(continued)

NOTE 6 — COMMON STOCK

        During May of 2003, the Company issued 440,000 shares of common stock from the exercise of outstanding stock options.

        During June of 2003, the Company issued 2,000,000 shares of “restricted” common stock to XBridge Software, Inc. to acquire licensing rights valued at $375,500.

        During the year ended March 31, 2004, 42,819 shares were cancelled and returned to the Company.

NOTE 7 — NOTES PAYABLE

        On July 31,2003, the Company received a loan for $12,000 from an unrelated third party. This is a convertible note, with an interest rate of 6% due August 1, 2005.

        On September 22, 2003, the Company received a loan for $75,000 from an unrelated third party. This is a convertible note, with interest at 8% due September 22, 2004.

NOTE 8 — RELATED PARTY PAYABLE

        During the year ended March 31, 2004, the Company received a loan from a shareholder of $33,000. This note carries an interest rate of 18%. During the year ended March 31, 2004, the Company had paid $16,000 towards this note. On July 6, 2004, the Company paid $19,435.95 in payment of the remainder of this note.

        During the years ended March 31, 2002, 2003 and 2004, the Company has received funds in the amount of $14,020 from related parties to pay general and administrative expenses. These funds have been recorded into paid-in capital.

        During the three months ended June 30, 2004, the Company received a loan from an officer of $55,755. The note carries an interest rate of 8% and is due December 31, 2005.

NOTE 9 — ACQUISITIONS

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

        The License Agreement was entered on May 5, 2003. This agreement is principally between Corvero and XBridge, although CNH Holdings was party to certain provisions. The License

CNH HOLDINGS COMPANY, INC. AND SUBSIDIARY
(Formerly a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(continued)

NOTE 9 — ACQUISITIONS (continued)

Agreement resulted in XBridge licensing to Corvero all of XBridge’s right, title, and interest in and to a software program (and concomitant hardware platforms) which had been developed by XBridge and which were, collectively known as the “XBridge Technology.” This technology principally allows for the development, implementation and commercialization of XML integration solutions in the EBI and IP Telephony markets. CNH Holdings subsequently issued 2,000,000 “restricted” common shares of its stock to XBridge as a licensing fee.

Item 2. Management’s Discussion and Analysis or Plan of Operation

        This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward- looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

        At the time of this reporting, Corvero Networks, Inc. is the single operating subsidiary for CNH Holdings, and is the sole source of income reflected in the financial statements. Corvero Networks, Inc. formally began operations in May 2003, and has demonstrated the ability to successfully execute against its business plan.

        This quarter ending June 30, 2004 finds Corvero with over 15 agreements with Value Added Resellers within Cisco’s reseller partner channel including two resellers with a national footprint—Dimension Data and AvNet. The reseller partner program continues to grow, increasing Corvero’s coverage across the U.S. We have increased the training activity for sales and technical areas for the partner community, further enabling the scalability of the growth plan.

        With the continued revenue growth, CNH Holdings Company has determined to seek funding of approximately $1,500,000 of new growth capital to continue to build out the internal infrastructure of the Company, and take advantage of the strong demand anticipated in the IP Technology market over the next 6 months. There can be no assurance that the Company will be successful in this effort.

Results of Operations

        For the three months ended June 30, 2004, the Company had total revenues of $364,043. For the three months ended June 30, 2003, the Company was in the development stage and had not commenced planned principal operations.

        The Company had a net loss of $245,966 for the three months ended June 30, 2004, compared to a net loss of $10,440 for the three months ended June 30, 2003. The increase in the net loss is largely attributable to the additional development and technology support expenses from XBridge Software incurred by Corvero, and the commencement of planned principal operations.

Capital Resources and Liquidity

        As of June 30, 2004, the Company had total current assets of $280,695 and total assets of $652,361 as compared to current assets of $181,096 and total assets of $554,188 at March 31, 2004. The Company had a net working capital deficit of $1,043,468 and $887,480 respectively as of June 30, 2004 and March 31, 2004.

        Net stockholders’ equity (deficit) in the Company was ($797,910) as of June 30, 2004 and ($551,944) as of March 31, 2004.

        In order to advance its current business plan, management is continuing the effort to raise private venture capital. There are no commitments for such at present; however, management has been in discussions for the purpose of raising private investment capital.

Item 3. Controls and Procedures

        The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

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

        There have been no significant changes in the Company’s internal controls or in other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

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

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

      Exhibit No. Exhibit

3	Articles of Incorporation (1)
3.2	Bylaws (1)
3.1	Amended Articles of Incorporation (1)
10.1	License Agreement (2)
31.1	Certification Pursuant to Section 302 of the Sarbanes-OxleyAct of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-OxleyAct of 2002
32.1	Certification Pursuant to Section 302 of the Sarbanes-OxleyAct of 2002
32.2	Certification Pursuant to Section 302 of the Sarbanes-OxleyAct of 2002

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

(1)	Incorporated herein by reference from Registrant’s Form 10SB12G, Registration Statement, dated February 16, 2000.

(2)	Incorporated herein by reference from Registrant’s Form 8-KSB, dated May 16, 2003.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNH Holdings Company
Registrant

DATE: August 12, 2004

/S/ Derek Downs
Derek DownsPresident
and Interim CEO(Principal
Executive Officer)

/S/ Cindy Garr
Cindy Garr
Interim C.F.O., Executive Vice-President of Corporate Development, and Director(Principal
Financial Officer)