Form 10QSB
period 2004-09-30
CNH HOLDINGS CO
filed 2004-11-15
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
                         Commission file number 0-17304

                CNH HOLDINGS COMPANY, INC. (dba CISTERA NETWORKS)
 ------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                                             specified in its charter)

                     Nevada                                     11-2867201
-------------------------------------------------------------------------------
             (State or other jurisdiction                     (IRS Employer
         of incorporation or organization)                   Identification No.)

                 17304 Preston Road, Suite 975, Dallas, TX 75252
                    (Address of principal executive offices)

                                 (972) 381-4699
                            Issuer's telephone number


(Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2004 3,958,358


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS


                                                                               (Unaudited)
                                                                               September
                                                                               30,
                                                                               March
                                                                               31,
                                                                                    2004                2004
                                                                             ------------------  ------------------
Current Assets:
   Cash                                                                      $           25,191  $              963
   Accounts Receivable                                                                  241,750             142,576
   Inventory                                                                              7,835               4,460
   Prepaid Expenses                                                                         756                   -
   Deposit                                                                                3,020               3,020
   Receivable from XBridge                                                              149,785              30,077
                                                                             ------------------  ------------------

      Total Current Assets                                                              428,337             181,096
                                                                             ------------------  ------------------

Fixed Assets:
   Computer Equipment                                                                    26,171              10,008
   Trade Show Booth & Fixtures                                                            7,756               6,570
   Office Equipment                                                                      10,968                   -
   Less Accumulated Depreciation                                                         (7,709)             (1,776)
                                                                             ------------------  ------------------

      Net Fixed Assets                                                                   37,186              14,802
                                                                             ------------------  ------------------

Intangible Assets:
   Licensing Rights                                                                     375,500             375,500
   Less Amortization                                                                    (26,598)            (17,210)
                                                                             ------------------  ------------------

      Net Intangible Assets                                                             348,902             358,290
                                                                             ------------------  ------------------

Total Assets                                                                 $          814,425  $          554,188
                                                                             ==================  ==================

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS
                                   (continued)

                                                                               (Unaudited)
                                                                               September
                                                                               30,
                                                                               March
                                                                               31,
                                                                                    2004                2004
                                                                             ------------------  ------------------
Current Liabilities:
   Accounts Payable                                                          $        1,520,299  $          868,220
   Accrued Liabilities                                                                  420,550             101,629
   Accrued Interest                                                                       8,979               6,727
   Related Party Payables                                                                     -              17,000
   Short Term Notes Payable                                                              87,000              75,000
                                                                             ------------------  ------------------
      Total Current Liabilities                                                       2,036,828           1,068,576
                                                                             ------------------  ------------------

Long-Term Liabilities
   Related Party Payable                                                                 55,755                   -
   Long-Term Notes Payable                                                                    -              12,000
                                                                             ------------------  ------------------
     Total Long-Term Liabilities                                                         55,755              12,000
                                                                             ------------------  ------------------

     Total Liabilities                                                                2,092,583           1,080,576
                                                                             ------------------  ------------------

Deferred Income                                                                          76,175              25,556
                                                                             ------------------  ------------------

Stockholders' Equity:
   Common Stock, Par value $.001
     Authorized 10,000,000 shares,
     Issued 3,958,358 shares at September 30, 2004 and
     March 31, 2004                                                                       3,958               3,958
   Paid-In Capital                                                                      594,909             594,909
   Retained Deficit                                                                  (1,953,200)         (1,150,811)
                                                                             ------------------  ------------------
      Total Stockholders' Equity                                                     (1,354,333)           (551,944)
                                                                             ------------------  ------------------

Total Liabilities and Stockholders' Equity                                   $          814,425  $          554,188
                                                                             ==================  ==================








                             See accompanying notes.

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                  (Unaudited)   (Unaudited)  For
                                          the  Three  Months  Ended  For the Six
                                          Months Ended
                                                 September 30,                          September 30,
                                     -------------------------------------  --------------------------------------
                                           2004                2003                2004                2003
                                     -----------------  ------------------  ------------------  ------------------
Revenues                             $         444,265  $           43,211  $          808,308  $           43,211
Cost of Goods Sold                              87,602               3,200             159,572               3,200
                                     -----------------  ------------------  ------------------  ------------------

Gross Profit                                   356,663              40,011             648,736              40,011
                                     -----------------  ------------------  ------------------  ------------------

Expenses:
   Sales & Marketing                                89                   -               3,569                   -
   General & Administrative                    909,222             156,023           1,440,865             166,462
                                     -----------------  ------------------  ------------------  ------------------
      Total Expenses                           909,311             156,023           1,444,434             166,462
                                     -----------------  ------------------  ------------------  ------------------

Other Income (Expenses)
   Interest Expense                             (3,775)                  -              (6,691)                  -
                                     -----------------  ------------------  ------------------  ------------------

     Net Loss                        $        (556,423) $         (116,012) $         (802,389) $         (126,451)
                                     =================  ==================  ==================  ==================

Basic & Diluted
Earnings (Loss) per Share            $          (0.14)  $           (0.03)  $           (0.20)  $           (0.03)
                                     =================  ==================  ==================  ==================

Weighted Average Shares                      3,958,358           4,001,175           3,958,358           4,001,175
                                     =================  ==================  ==================  ==================









                             See accompanying notes.

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                         (Unaudited)
                                                                                   For the Six Months Ended
                                                                                        September 30,
                                                                            --------------------------------------
                                                                                   2004                2003
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                                    $         (802,389) $         (126,451)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Depreciation & Amortization                                                             15,321               9,505
Deferred Income                                                                         50,619                   -
(Increase) Decrease in Accounts Receivable                                             (99,174)             (5,513)
(Increase) Decrease in Inventory                                                        (3,375)             (1,115)
(Increase) Decrease in Prepaid Expenses                                                   (756)                  -
(Increase) Decrease in Xbridge Receivable                                             (119,708)                  -
Increase (Decrease) in Accrued Liabilities                                             318,921                   -
Increase (Decrease) in Accounts Payable                                                652,079              46,299
Increase (Decrease) in Accrued Interest                                                  2,252               2,001
                                                                            ------------------  ------------------
   Net Cash Used in Operating Activities                                                13,790             (75,274)
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Equipment                                                                  (28,317)            (11,866)
                                                                            ------------------  ------------------
   Net cash provided by Investing Activities                                           (28,317)            (11,866)
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Sale of Common Stock                                                                         -                   -
Payments on Shareholder Loans                                                          (17,000)                  -
Shareholder Loans                                                                       55,755             103,825
Stock to be Issued                                                                           -              12,000
                                                                            ------------------  ------------------
   Net Cash Provided by Financing Activities                                            38,755             115,825
                                                                            ------------------  ------------------

Net (Decrease) Increase in Cash & Cash Equivalents                                      24,228              28,685
Cash and Cash Equivalents at Beginning of Period                                           963                   -
                                                                            ------------------  ------------------
Cash and Cash Equivalents at End of Period                                  $           25,191  $           28,685
                                                                            ==================  ==================


                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                         (Unaudited)
                                                                                   For the Six Months Ended
                                                                                        September 30,
                                                                            --------------------------------------
                                                                                   2004                2003
                                                                            ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                  $            1,130  $                -
  Franchise and income taxes                                                $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Common Stock Exchanged for Licensing
Rights                                                                      $                -  $          375,500





















                             See accompanying notes.

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

Interim Reporting

         The unaudited financial statements as of September 30, 2004, and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         CNH Holdings Company, Inc., a Nevada corporation (the Company), was incorporated in Delaware on April 15, 1987, under the name of I.S.B.C. Corp. The Company subsequently changed its name first to Coral Companies, Inc., and then to CNH Holdings Company. Domicile was changed to Nevada in 1997. The Company conducted an initial public and secondary offerings during the 1980's.

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

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

         On May 5, 2003, Corvero Networks, Inc., a Florida corporation, was formed by CNH Holdings Company as a wholly-owned subsidiary to acquire the use of certain technology known as the XBridge Technology. This technology has as its principal component the Corvero Convergence Platform. The acquisition was accomplished by entering into a license agreement with XBridge Software, Inc., a Delaware corporation. See Note 9, for detailed description of acquisition.

         On August 31, 2004, CNH Holdings Company absorbed its wholly-owned subsidiary Corvero Networks, and began doing business as Cistera Networks. All Corvero products adopted the Cistera name.

         The Company was in the development stage from January 1, 1992 to May 5, 2003. Since May 5, 2003, the Company has commenced planned principal operations and is no longer in the development stage.

Nature of Operations

         Cistera  Networks,  Inc.  designs and  develops  XML-based  application appliances utilized in the IP Communications and Enterprise Application Integration (EAI) markets. The Cistera Convergence Platform(TM) enables the integration of voice, video and data into the network infrastructure. The Cistera Integration Platform(TM) enables companies to easily share data among multiple applications across the business enterprise, and with multiple trading partners at a fraction of the cost of large, complex solutions.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for CNH Holdings Company, Inc. (dba Cistera Networks) (formerly a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (continued)

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

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at September 30, 2004:


Computer Equipment                              $          26,171
Trade Show Booth & Fixtures                                 7,756
Office Equipment                                           10,968
Less accumulated depreciation                              (7,709)
                                                -----------------

Total                                           $          37,186
                                                =================

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

         Total depreciation expense for the six months ended September 30, 2004 was $4,769.

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

         Intangible Assets consisted of the following at September 30, 2004:


              Intangible Asset                      Amortization          Amortization Period
--------------------------------------------      -----------------    --------------------------
Licensing Rights                                  $         375,500             20 Years
Less accumulated amortization                               (26,598)
                                                  -----------------

Total                                             $         348,902
                                                  =================

         Total amortization expense for the six months ended September 30, 2004 was $9,388.

         The estimated amortization for the next five years is as follows:


2004                                         $            18,775
2005                                                      18,775
2006                                                      18,775
2007                                                      18,775
2008                                                      18,775
                                             -------------------
Total                                        $            93,875
                                             ===================

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share

         Basic earnings (loss) per share has been computed by dividing the earnings for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         There are no dilutive outstanding common stock equivalents at September 30, 2004 and 2003.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2003  financial statements to conform with the 2004 presentation.

Deferred Income

         Deferred income represents contracts for certain revenue to be received in the future. The deferred income is recognized in subsequent years as services are rendered.

NOTE 3 - CONCENTRATION OF RISK

         As of September 30, 2004, the Company receives approximately 90% of its gross revenues from its top three re-sellers. The loss of these re-sellers would adversely impact the business of the Company.

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

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (continued)

NOTE 5 - LEASE COMMITMENT

         The Company currently leases approximately 4,264 square feet of office space at 17304 Preston Road, Suite 975, Dallas, Texas from Memshalah Realty. The lease payments are approximately $7,018 per month and the lease expires November 30, 2009. This office space is used as the Corporate headquarters. As part of the lease agreement, the Company's first lease payment will not be due until April 1, 2005. This lease replaces the previous lease for the same office space, whereby the Company was paying approximately $6,041 per month and the lease was to expire October 31, 2004.

         The minimum future lease payments under this lease for the next five years are:


         October 1 - March 31, 2005                       $            -
         April 1, 2005 - March 31, 2006                           84,216
         April 1, 2006 - March 31, 2007                           84,216
         April 1, 2007 - March 31, 2008                           84,216
         April 1, 2008 - March 31, 2009                           84,216
                                                          --------------
         Total minimum future lease payments              $      336,864
                                                          ==============

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

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (continued)

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

NOTE 9 - ACQUISITIONS

         On May 5, 2003, a License Agreement was entered into principally between Corvero Networks and XBridge Software, although CNH Holdings Company was party to certain provisions. The License Agreement resulted in XBridge licensing to Corvero all of XBridge's right, title and interest in, and to a software program (and concomitant hardware platforms) which had been developed by XBridge and which were, collectively known as the "XBridge Technology." This technology principally allows for the development, implementation and commercialization of XML integration solutions in the EBI and IP Telephony markets. CNH Holdings Company subsequently issued 2,000,000 "restricted" common shares of its stock to XBridge as a licensing fee.

         On August 31, 2004, CNH Holdings Company absorbed its wholly-owned subsidiary Corvero Networks, Inc., and began operating as Cistera Networks. As of that date, all Corvero products adopted the Cistera name. All of Corvero's rights under the License Agreement dated May 5, 2003 passed to CNH Holdings Company dba Cistera Networks.

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

         The Company formally began operations in May 2003, and has demonstrated the ability to successfully execute against its business plan. On August 31, the Company announced that it was simplifying its operating structure by absorbing its wholly-owned subsidiary Corvero Networks, Inc. As part of this restructuring process, CNH Holdings Company began operating under the name Cistera Networks. Expenses of $909,222 incurred in the quarter included $345,000 in one time costs associated with the restructuring.

         As of FY 2005 Q2 ending September 30, 2004, Cistera Networks had 23 agreements with Value Added Resellers within Cisco's reseller partner channel. The reseller partner program continues to grow, increasing Cistera's coverage across the U.S. We have increased the training activity for sales and technical areas for the partner community, further enabling the scalability of the growth plan. During this quarter, the Company conducted the first training program awarding graduates the designation "Cistera Certified Application Engineer." Attendees participated in a three day program on design, configuration, installation and trouble-shooting for IPT installations utilizing the Cistera Convergence Server(TM). Application engineers from five resellers participated in this first course. Two additional courses are planned for the calendar year. We also continue to see growth in sales generated by the Cisco sales team.

         As of the end of the quarter, 50 customer installations had been completed. Customer demand has led to the opening of an office in Toronto, Canada. In addition, the corporate office is undergoing a doubling of office space to accommodate additional sales support and testing facilities. In conjunction with this expansion, the Company negotiated a five year lease extension, which included six months at no cost, and a rebuild of the office space to better support expanded operations.

RESULTS OF OPERATIONS

         For the three and six months ended September 30, 2004, the Company had total revenues of $444,265 and $808,308, respectively. For the three and six months ended September 30, 2003, the Company had total revenues of $43,211 and $43,211, respectively. The increase in revenues is due to growing product sales.

         The Company had a net loss of $556,423 and $802,389 for the three and six months ended September 30, 2004, compared to a net loss of $116,012 and $126,451 for the three and six months ended September 30, 2003. The increase in the net loss is attributable to the recognition of $345,000 in one-time costs associated with corporate restructuring, as well as additional development and technology support expenses from XBridge Software incurred from the commencement of planned operations.

CAPITAL RESOURCES AND LIQUIDITY

         As of September 30, 2004, the Company had total current assets of $428,337 and total assets of $814,425 as compared to current assets of $181,096 and total assets of $554,188 at March 31, 2004. The Company had a net working capital deficit of $1,608,491 and $887,480 respectively as of September 30, 2004 and March 31, 2004.

         Net stockholders' equity (deficit) in the Company was ($1,354,333) as of September 30, 2004 and ($551,944) as of March 31, 2004.

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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

Exhibit  No. Exhibit

3        Articles of Incorporation (1)
3.2      Bylaws (1)
3.1      Amended Articles of Incorporation (1) 10.1 License Agreement (2)
31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

CNH Holdings Company, Inc.
(dba Cistera Networks)
Registrant


DATE: November 12, 2004




/S/     Derek Downs
Derek Downs
President and CEO
(Principal Executive Officer)


/S/     Cindy Garr
Cindy Garr
C.F.O., Executive Vice-President of Corporate Development, and Director (Principal Financial Officer)