Form 10QSB
period 2004-12-31
CNH HOLDINGS CO
filed 2005-02-14
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 2004

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
                         Commission file number 0-17304

                CNH HOLDINGS COMPANY, INC. (dba CISTERA NETWORKS)
--------------------------------------------------------------------------------
                                     (Exact name of small business issuer as
                                             specified in its charter)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 31, 2004 3,958,358


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS



                                                                                (Unaudited)
                                                                                December 31,         March 31,
                                                                                    2004                2004
                                                                             ------------------  ------------------
Current Assets:
   Cash                                                                      $          830,424  $              963
   Accounts Receivable                                                                  183,216             142,576
   Other Receivable                                                                      10,673                   -
   Inventory                                                                              9,222               4,460
   Prepaid Expenses                                                                       6,230               3,020
   Receivable from XBridge                                                              245,638              30,077
                                                                             ------------------  ------------------

      Total Current Assets                                                            1,285,403             181,096
                                                                             ------------------  ------------------

Fixed Assets:
   Computer Equipment                                                                    45,875              10,008
   Trade Show Booth & Fixtures                                                            7,756               6,570
   Office Equipment                                                                      53,473                   -
   Property held under capital leases                                                    10,205                   -
   Less Accumulated Depreciation                                                        (21,555)             (1,776)
                                                                             ------------------  ------------------

      Net Fixed Assets                                                                   95,754              14,802
                                                                             ------------------  ------------------

Intangible Assets:
   Licensing Rights                                                                     375,500             375,500
   Less Amortization                                                                    (31,292)            (17,210)
                                                                             ------------------  ------------------

      Net Intangible Assets                                                             344,208             358,290
                                                                             ------------------  ------------------

Total Assets                                                                 $        1,725,365  $          554,188
                                                                             ==================  ==================

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS
                                   (continued)



                                                                                (Unaudited)
                                                                                December 31,          March 31,
                                                                                    2004                2004
                                                                             ------------------  ------------------
Current Liabilities:
   Accounts Payable                                                          $        1,540,492  $          868,220
   Accrued Liabilities                                                                  544,967             101,629
   Accrued Interest                                                                       7,495               6,727
   Related Party Payables                                                                75,755              17,000
   Short Term Notes Payable                                                                   -              75,000
   Current Portion of Long-term Debt                                                      2,900                   -
                                                                             ------------------  ------------------
      Total Current Liabilities                                                       2,171,609           1,068,576
                                                                             ------------------  ------------------

Long-Term Liabilities
   Lease Obligation Payable                                                               6,871                   -
   Long-Term Notes Payable                                                                    -              12,000
   Convertible Promissory Notes                                                       1,171,000                   -
                                                                             ------------------  ------------------
     Total Long-Term Liabilities                                                      1,177,871              12,000
                                                                             ------------------  ------------------

     Total Liabilities                                                                3,349,480           1,080,576
                                                                             ------------------  ------------------

Deferred Income                                                                         120,146              25,556
                                                                             ------------------  ------------------

Stockholders' Equity:
   Common Stock, Par value $.001
     Authorized 10,000,000 shares,
     Issued 3,958,358 shares at December 31, 2004 and
     March 31, 2004                                                                       3,958               3,958
   Paid-In Capital                                                                      594,909             594,909
   Retained Deficit                                                                  (2,343,128)         (1,150,811)
                                                                             ------------------  ------------------
      Total Stockholders' Equity                                                     (1,744,261)           (551,944)
                                                                             ------------------  ------------------

Total Liabilities and Stockholders' Equity                                   $        1,725,365  $          554,188
                                                                             ==================  ==================





                             See accompanying notes.

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                   (Unaudited)                          (Unaudited)
                                          For the Three Months Ended               For the Nine Months Ended
                                                 December 31,                            December 31,
                                     -------------------------------------  --------------------------------------
                                           2004                2003                2004                2003
                                     -----------------  ------------------  ------------------  ------------------
Revenues                             $         228,199  $           84,765  $        1,036,507  $          127,976
Cost of Goods Sold                              53,938              12,937             213,510              16,137
                                     -----------------  ------------------  ------------------  ------------------

Gross Profit                                   174,261              71,828             822,997             111,839
                                     -----------------  ------------------  ------------------  ------------------

Expenses:
   Sales & Marketing                                 -                   -               3,569              12,058
   Software Consulting                         357,444             577,411           1,572,063             658,138
   General & Administrative                    201,031              55,035             427,277             116,242
                                     -----------------  ------------------  ------------------  ------------------
      Total Expenses                           558,475             632,446           2,002,909             786,438
                                     -----------------  ------------------  ------------------  ------------------

Other Income (Expenses)
   Interest Income                               1,310                   -               1,310                   -
   Interest Expense                             (7,024)             (7,119)            (13,715)             (9,150)
                                     -----------------  ------------------  ------------------  ------------------

     Net Loss                        $        (389,928) $         (567,737) $       (1,192,317) $         (683,749)
                                     =================  ==================  ==================  ==================

Basic & Diluted
Earnings (Loss) per Share            $          (0.10)  $           (0.14)  $           (0.30)  $           (0.17)
                                     =================  ==================  ==================  ==================

Weighted Average Shares                      3,958,358           3,958,358           3,958,358           3,958,358
                                     =================  ==================  ==================  ==================









                             See accompanying notes.

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                         (Unaudited)
                                                                                  For the Nine Months Ended
                                                                                         December 31,
                                                                            --------------------------------------
                                                                                   2004                2003
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                                    $       (1,192,317) $         (683,749)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Depreciation & amortization                                                             33,861              14,231
Deferred income                                                                         94,590              13,538
Accrued interest converted to convertible debt                                           7,000                   -
Accrued expenses converted to convertible debt                                          48,000                   -
(Increase) Decrease in accounts receivable                                             (40,640)             (1,180)
(Increase) Decrease in other receivable                                                (10,673)                  -
(Increase) Decrease in inventory                                                        (4,762)             (2,230)
(Increase) Decrease in prepaid expenses and deposits                                    (3,210)             (3,020)
(Increase) Decrease in Xbridge receivable                                             (215,561)            (44,409)
Increase (Decrease) in accrued liabilities                                             443,338              28,714
Increase (Decrease) in accounts payable                                                672,272             598,394
Increase (Decrease) in accrued interest                                                    768               3,018
                                                                            ------------------  ------------------
   Net Cash Used in Operating Activities                                              (167,334)            (76,693)
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Equipment                                                                 (100,731)            (16,578)
                                                                            ------------------  ------------------
   Net cash provided by Investing Activities                                          (100,731)            (16,578)
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital lease                                                                           10,205                   -
Payments on capital lease                                                                 (434)                  -
Cash received from convertible debt                                                  1,029,000                   -
Payments on Shareholder Loans                                                          (17,000)                  -
Shareholder Loans                                                                       75,755              97,304
Stock to be Issued                                                                           -              12,000
                                                                            ------------------  ------------------
   Net Cash Provided by Financing Activities                                         1,097,526             109,304
                                                                            ------------------  ------------------

Net (Decrease) Increase in Cash & Cash Equivalents                                     829,461              16,033
Cash and Cash Equivalents at Beginning of Period                                           963                   -
                                                                            ------------------  ------------------
Cash and Cash Equivalents at End of Period                                  $          830,424  $           16,033
                                                                            ==================  ==================

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)




                                                                                         (Unaudited)
                                                                                  For the Nine Months Ended
                                                                                         December 31,
                                                                            --------------------------------------
                                                                                   2004                2003
                                                                            ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                  $            2,183  $            6,132
  Franchise and income taxes                                                $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Common Stock Exchanged for Licensing Rights                                 $                 - $          375,500






















                             See accompanying notes.

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

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

Interim Reporting

         The unaudited financial statements as of December 31, 2004, and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (continued)

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

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (continued)

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

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at December 31, 2004:


Computer Equipment                              $          45,875
Trade Show Booth & Fixtures                                 7,756
Office Equipment                                           53,473
Property held under capital leases                         10,205
Less accumulated depreciation                             (21,555)
                                                -----------------

Total                                           $          95,754
                                                =================

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

         Total depreciation expense for the nine months ended December 31, 2004 was $18,614.

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (continued)

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

         Intangible Assets consisted of the following at December 31, 2004:


              Intangible Asset                      Amortization          Amortization Period
--------------------------------------------      -----------------    --------------------------
Licensing Rights                                  $         375,500             20 Years
Less accumulated amortization                               (31,292)
                                                  -----------------

Total                                             $         344,208
                                                  =================

         Total amortization expense for the nine months ended December 31, 2004 was $14,081.

         The estimated amortization for the next five years is as follows:


2004                                         $            18,775
2005                                                      18,775
2006                                                      18,775
2007                                                      18,775
2008                                                      18,775
                                             -------------------
Total                                        $            93,875
                                             ===================

Earnings (Loss) per Share

         Basic earnings (loss) per share has been computed by dividing the earnings for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         There are no dilutive outstanding common stock equivalents at December 31, 2004 and 2003.

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Reclassification

         Certain   reclassifications  have  been  made  in  the  2003  financial statements to conform with the 2004 presentation.

Deferred Income

         Deferred income represents contracts for certain revenue to be received in the future. The deferred income is recognized in subsequent years as services are rendered.

NOTE 3 - CONCENTRATION OF RISK

         As of December 31, 2004, the Company receives approximately 90% of its gross revenues from its top three re-sellers. The loss of these re-sellers would adversely impact the business of the Company.

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

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (continued)

NOTE 5 - LEASE COMMITMENT (continued)

         The minimum future lease payments under this lease for the next five years are:


         January 1, 2005 - March 31, 2005                 $              -
         April 1, 2005 - March 31, 2006                           84,216
         April 1, 2006 - March 31, 2007                           84,216
         April 1, 2007 - March 31, 2008                           84,216
         April 1, 2008 - March 31, 2009                           84,216
                                                          --------------
         Total minimum future lease payments              $      336,864
                                                          ==============

NOTE 6 - CAPITAL LEASE

         On October 20, 2004, the Company entered into an agreement with Dell Financial Services to lease five laptop computers and a laser printer. The lease is for a period of thirty-six months with a payment of approximately $369 per month. The Company has an end of lease purchase option of $1. The Company has capitalized a total of $10,205 under capital leases for the computers and printer in the financial statements. The assets are depreciated over their related lease terms. Depreciation of assets under capital leases is included in depreciation expense for the nine months ended December 31, 2004.

         The minimum future lease payments under this capital lease for the next five years are:


         January 1, 2005 - March 31, 2005                 $        1,107
         April 1, 2005 - March 31, 2006                            4,428
         April 1, 2006 - March 31, 2007                            4,428
         April 1, 2007 - March 31, 2008                            3,322
         April 1, 2008 - March 31, 2009                                -
                                                          --------------
         Total minimum lease payments                             13,285
         Less: Amount representing interest                       (3,080)
                                                          --------------
         Present value of net minimum
            lease payment                                 $       10,205
                                                          ==============

NOTE 7 - COMMON STOCK

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

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (continued)

NOTE 8 - NOTES PAYABLE

         On July 31,2003, the Company received a loan for $12,000 from an unrelated third party. This is a convertible note, with an interest rate of 6% due August 1, 2005. On December 13, 2004, the principal amount of $12,000 and accrued interest of $1,000 were converted to convertible promissory notes (see
Note 10).

         On September 22, 2003, the Company received a loan for $75,000 from an unrelated third party. This is a convertible note, with interest at 8% due September 22, 2004. On December 13, 2004, the principal amount of $75,000 and accrued interest of $6,000 were converted to convertible promissory notes (see
Note 10).

NOTE 9 - RELATED PARTY PAYABLE

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

         On November 11, 2004, the Company received a loan from an officer of $20,000. The note carries an interest rate of 8% and is due November 1, 2005.

NOTE 10 - ACQUISITIONS

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

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (continued)

NOTE 10 - ACQUISITIONS (continued)

         On August 31, 2004, CNH Holdings Company absorbed its wholly-owned subsidiary Corvero Networks, Inc., and began operating as Cistera Networks. As of that date, all Corvero products adopted the Cistera name. All of Corvero's rights under the License Agreement dated May 5, 2003 passed to CNH Holdings Company dba Cistera Networks.

NOTE 11 - CONVERTIBLE DEBT

         Effective December 13, 2004, the Company issued and sold an aggregate of $1,171,000 in principal amount of Senior Unsecured Convertible Promissory Notes (the "notes"), and issued warrants to purchase 1,171,000 shares of our common stock, par value $0.001 per share (the "warrants"). Of the $1,171,000.00 in notes, $1,029,000 in principal amount of notes were issued for cash, and $142,000 in principal amount of notes were issued in connection with the cancellation of an equal amount of the Company's outstanding obligations. At December 31, 2004, the Company had received cash of $1,029,000 related to the notes, and had converted $142,000 of debt to the notes. The total amount received in relation to the notes at December 31, 2004 was $1,171,000.

         The notes bear interest at the rate of 8% per annum, compounded quarterly on each March 31, June 30, September 30 and December 31 that the notes are outstanding (each, an interest compounding date). The outstanding principal on the notes and all accrued interest become due and payable on the earlier of
(a) December 9, 2006, or (b) the date on which a change in control of the Company occurs.

         The outstanding principal and accrued interest on the notes are convertible into shares of common stock at a conversion rate equal to the lesser of (a) $1.30 per share, or (b) a 25% discount to the average closing bid price of the Company's common stock for the five days including and immediately preceding the interest compounding date, provided that in no event shall the conversion price per share be less than $1.00 per share. The notes may be converted, in whole or in part, at the option of the noteholder on any interest compounding date occurring after the effective date of a registration statement covering the resale of shares of common stock to be issued upon conversion of the notes.

         In addition, if the Company subsequently issues or sells any new securities convertible, exercisable or exchangeable into shares of our common stock ("convertible securities") in a private transaction and receives gross proceeds of at least $500,000, the notes may be converted, in whole or in part at the option of the noteholders, into the convertible securities, upon the same terms and conditions governing the issuance of the convertible securities in the private transaction. The right of the noteholders to convert the note into convertible securities does not apply to any convertible securities issued by the Company (a) in connection with a merger, acquisition or consolidation of the Company, (b) in connection with strategic license agreements and other partnering arrangements

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (continued)

NOTE 11 - CONVERTIBLE DEBT (continued)

so long as such issuances are not for the purpose of raising capital, (c) in connection with bona fide firm underwritten public offerings of its securities,
(d) pursuant to the Company's incentive and stock option plans, (e) as a result of the exercise of options or warrants or conversion of convertible notes or preferred stock which were granted or issued as of December 13, 2004.

         The Company may prepay the notes in whole or in part, upon thirty days prior written notice to noteholders; provided that partial prepayments may be made only in increments of $10,000 and, provided further, that the noteholders may convert the amount of the proposed prepayment into shares of our common stock, regardless of the period of time that the notes have then been outstanding.

         The warrants have a term of five years and are exercisable at an exercise price of $1.30 per share. Subject to an effective registration statement covering the resale of the shares of common stock issuable upon exercise of the Warrants, the Company may, upon thirty days prior written notice, redeem the warrants for $0.10 per share, in whole or in part, if our common stock closes with a bid price of at least $3.50 for any ten (10) out of fifteen (15) consecutive trading days.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion  strategy,  changes in costs of raw  materials,  labor,  and  employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward- looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

         The Company transitioned from the development stage and formally began marketing IP Telephony products in May 2003. The Company has demonstrated the ability to successfully execute in this emerging market and has gained market acceptance for the product line as evidenced by customer sales transactions.

         Initially, Cistera Networks operated as a holding company, with primary operations being conducted by a subsidiary, Corvero Networks Inc. On August 31, 2004, the Company announced that it was simplifying its operating structure by absorbing its wholly-owned subsidiary Corvero Networks, Inc. As part of this restructuring process, CNH Holdings Company began operating under the name Cistera Networks. This phase of restructuring was successfully completed in the third quarter. In addition, the company is in the process of acquiring the assets of XBridge Software, the developer of all of the intellectual property that Cistera networks markets and sells. Previously Cistera Networks held an exclusive license to market this intellectual property. The company expects the XBridge acquisition to be completed no later than the first fiscal quarter of 2006. The XBridge transaction will successfully complete the company's restructuring plan.

         As of FY 2005 Q3 ending December 31, 2004, Cistera Networks has made good progress against its plan to enter the market for IP Telephony applications. The Company has continued to make progress in signing value added resellers within Cisco's reseller partner channel. Today the company has agreements with a number of Cisco resellers, reflecting continued growth, and providing improved coverage in the U.S. Sales generated by the Cisco direct sales force also continue to grow.

         As of the end of the quarter, 58 customer installations had been completed with over 200 systems shipped. To support increasing customer demand, offices of Cistera Networks Canada were opened in Toronto, and the expansion of the corporate offices to provide additional space for sales support and testing facilities was completed during Q3 2005. The Company entered into a five-year lease extension for the corporate headquarters in October 2004.
Cistera Networks was a Gold Sponsor of the Cisco IP Telephony Users Group Conference in December. At that event, the Company introduced The Cistera Convergence Appliance Express(TM) which is designed to work with Cisco's CallManager Express in retail and branch office installations. This product will allow the Company to sell alongside Cisco in addressing the Small Medium Business (SMB) sector.

         A major achievement during the quarter was obtaining Interoperability Certification for Cisco's CallManager 4.0 for two of the company's most popular applications: QUICKRECORD(TM) and RAPIDBROADCAST(TM). Interoperability Verification Testing (IVT) was conducted by an independent third party. This certification provides assurance to customers that the company's products are fully supported in a Cisco IPT installation.

         In December, the Company closed a private placement financing in the form of a convertible note for $1,171,000. The funds will be used to finance corporate operations and support growth through expanded sales and marketing efforts.

RESULTS OF OPERATIONS

         For the three and nine months ended December 31, 2004, the Company had total revenues of $228,199 and $1,036,507 respectively. For the three and nine months ended December 31, 2003, the Company had total revenues of $84,765 and $127,976 respectively. The company began product shipments in November of 2003.

         The Company has been selling applications in the emerging IPT market for one year. As should be expected with an emerging company in an emerging market, revenues are not yet predictable on a quarter to quarter basis, although the company has demonstrated good growth on an annual basis and from the perspective of number of customers acquired.

         Revenues in Q3 were less than anticipated as compared to Q2 revenues of $444,265 for two primary reasons. Several customers postponed their purchases until the Cisco interoperability certification, discussed earlier, was achieved. With the completion of the Interoperability Verification Testing of the Company's applications for Cisco's CallManager(R) 4.0 in December, the Company now anticipates the customer purchases that were expected to occur this quarter, will be realized in Q4 of the fiscal year.

         The Company initiated a focused effort to engage in sales cycles with a number of Cisco's largest IPT deployment customers. These sales cycles are longer--six to nine months--and require significant resource investment early in the sales effort. The Company applied a great deal of resources towards these Fortune 500 sales opportunities, at the request of Cisco, and has seen a significant increase in the sales pipeline from these efforts.

         The Company had a net loss of $389,928 and $1,192,317 for the three and nine months ended December 31, 2004, compared to a net loss of $567,737 and $683,749 for the three and nine months ended December 31, 2003. The increase in the net loss for the nine months is attributable, in part, to the recognition of $345,000 in one-time costs associated with corporate restructuring, as well as additional development and technology support expenses from XBridge Software incurred from the commencement of planned operations.

CAPITAL RESOURCES AND LIQUIDITY

         As of December 31, 2004, the Company had current assets of $1,285,403 and total assets of $1,725,365 as compared to current assets of $181,096 and total assets of $554,188 at March 31, 2004. The Company had a net working capital deficit of $885,206 and $887,480 respectively as of December 31, 2004 and March 31, 2004.

         Net stockholders' equity (deficit) in the Company was ($1,744,261) as of December 31, 2004 and ($551,944) as of March 31, 2004.


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

(b) Reports on Form 8-K.

On December 13, 2004, the Company filed a report on Form
         8-K under Item 3.02, Sales of
         Unregistered Securities.

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


DATE: February 14, 2005




/S/     Derek Downs
Derek Downs
President and CEO
(Principal Executive Officer)


/S/     Cindy Garr
Cindy Garr
C.F.O., Executive Vice-President of Corporate Development, and Director (Principal Financial Officer)