Form 10KSB
period 2005-03-31
CNH HOLDINGS CO
filed 2005-06-28
CIK 821356

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(MARK ONE)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED: MARCH 31, 2005

                                       OR

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                         To
                              ------------------------    ----------------------


Commission file number         0-17304
                       --------------------------------------------------------

                              CNH HOLDINGS COMPANY
                 (Name of small business issuer in its charter)

           Nevada                                              91-1944887
------------------------------                            --------------------
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         At March 31, 2005, the aggregate market value of all shares of voting stock held by non- affiliates was approximately $7,149,207. In determining this figure Registrant has assumed that all directors and executive officers are affiliates. This assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of March 31, 2005, was as follows: 4,778,385 common shares, $.001 par value per share.

Total revenues for fiscal year ended March 31, 2005: $1,322,675

At March 31, 2005 the number of shares of common stock outstanding was 4,778,385.

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

         On May 19, 2005, the Company entered into a merger agreement with Xbridge Software, Inc. The acquisition was completed through a merger of XBridge with a wholly owned subsidiary of CNH Holdings Company (CNH). Prior to the merger, XBridge held 2,150,000 shares of CNH stock which have been cancelled. Under the terms of the merger agreement, CNH then issued 4,150,000 shares of stock in exchange for the outstanding shares of XBridge Software, resulting in a net issuance of 2,000,000 shares of CNH stock. As a result of the merger, $1,860,000 in unpaid service fees related to software development work performed by XBridge is inter-company debt and will be eliminated upon consolidation. The officers and certain of the directors of XBridge are also officers and directors of CNH. In connection with the merger, CNH issued an additional 169,847 shares to these individuals in exchange for the cancellation of $482,364.31 of XBridge debt held by these individuals. The merger was completed on May 27, 2005.

                         ITEM 2 DESCRIPTION OF PROPERTY


         The Company currently leases approximately 4,264 square feet of office space at 17304 Preston Road, Suite 975, Dallas, Texas from Memshalah Realty. The lease payments are approximately $7,018 per month and the lease expires November 30, 2009. This office space is used as the Corporate headquarters. As part of the lease agreement, the Company's first lease payment was not due until April 1, 2005. This lease replaced the previous lease for the same office space which expired October 31, 2004, whereby the Company was paying approximately $6,041 per month.



                            ITEM 3 LEGAL PROCEEDINGS


         The Company is a third-party defendant in litigation pending in Longview, Texas, styled J. DAVID BOLTON, JOANNA BOLTON, WHITNEY GAIDRY, VIRGINIA ILLE AND KENNETH ILLE VS. LARRY V. TATE, GERALD PYBAS, E. ROBERT BARBEE, H. PAUL ESTEY, AND ROBERT A. BAKER; CASE NO. 2001-1196-A; 188TH DISTRICT COURT, GREGG COUNTY, TEXAS. The Defendants have sued the Company for indemnification of Plaintiffs' claims. Plaintiffs seek approximately $975,000 in damages according to their May 4, 2005, responses to the Company's requests for disclosure. This case has not been set for trial and the parties are still engaging in discovery. Management intends to vigorously defend these claims.



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


         None.

                                     PART II



                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


         The Common Stock is presently traded in the over-the-counter market and is listed on the Pink Sheets maintained by the National Quotation Bureau, Inc., and on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. (NASD), under the symbol CNHC. The following table sets forth the range of high and low bid quotations for the common stock during each calendar quarter beginning April 1, 2003, and ending March 31, 2005. The figures have been rounded to the nearest whole cent.


                                      HIGH                 LOW
June 30, 2003                      $         2.07      $         0.12
September 30, 2003                 $         2.80      $         0.88
December 31, 2003                  $         2.50      $         1.01
March 31, 2004                     $         2.70      $         1.30

                                      HIGH                 LOW
June 30, 2004                      $         2.75      $         1.10
September 30, 2004                 $         2.40      $         1.10
December 31, 2004                  $         3.00      $         1.25
March 31, 2005                     $         3.10      $         2.17

          The number of shareholders of record of the Company's common stock as of March 31, 2005 was approximately 534.

         The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES

         The Company issued 509,580 shares of common stock for services during the year ended March 31, 2005. The stock was not issued through an underwriter and was not issued through a public offer. These sales are exempt under Regulation D Rule 506 of the Securities Act of 1933.


                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS


         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear in this offering memorandum. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this memorandum, particularly in "Risk Factors."

OVERVIEW

         We provide IP network-based application appliances and services that add features and enhanced functionality to the telecommunications services used by large enterprises, small and mid- sized organizations, both in the commercial and public sector. Our software- and hardware-based solutions are delivered on our open-architecture, component-based platform known as the Cistera ConvergenceServer powered by Cistera Integrated Media Architecture(TM) (CIMA), which allows administrators to centrally manage advanced applications for IP telephony environments across large single-site and multi-site private voice/data networks. As of April 1, 2005, we had over 100 paying customers for these IP applications appliances, with over 300 systems shipped. Because our solutions improve productivity and efficiencies for customers using IP telephony systems, we believe that our convergence solutions complement the efforts of IP telephony platform providers to increase the over all return on investment and value contribution associated with IP telephony systems. This has allowed us to establish cooperative relationships with IP telephony platform providers, as well as large VARs and systems integrators focused on delivering IP telephony systems and services.

         We began operations in May 2003, and first introduced our convergence solutions in September 2003. We initially offered our solutions at discounted prices, to seed the market and to establish a referenceable customer base. From May 2003 through March 2005, we staffed our operations, grew our reseller channel, built our infrastructure, created, marketed and delivered our solutions and obtained an initial base of paying customers. From January 2005 to March 31, 2005, we increased expansion efforts into Canada and Europe. Our revenues have grown from $266,000.00 in fiscal 2004 to $1,323,000.00 in fiscal 2005. Our revenues, however, have been insufficient to support operations and we sustained net losses throughout this period. We supported operations with financing obtained from select private investors and a private placement in the third quarter of fiscal 2005. Effective December 13, 2004, the Company issued and sold an aggregate of $1,146,000.00 in principal amount of Senior Unsecured Convertible Promissory Notes, which consisted of $1,004,000 in new investment and the conversion of $142,000 of our outstanding debt, and issued warrants to purchase 1,146,000 shares of common stock, par value $0.001 per share at an exercise price of $1.30 per share.

         We have incurred net losses since we began operations in May 2003. Our net loss was approximately $931,000 in our fiscal year ended March 31, 2004, and was approximately $2,191,132 for the fiscal year ended March 31, 2005. As of March 31, 2005, our accumulated deficit was $3,341,943.

         Currently, we offer new customers a variety of packaged applications, and platform tools for customized solutions. We market our software and hardware solutions through a VAR channel, and directly to Fortune 500 customers. To ensure growth scalability, our VAR channel is being trained to deliver professional services for standard installations, which we believe will allow us to focus on advanced professional services for complex installations.

         Our objective is to be the leading provider of IP communications appliances and advanced IP communications applications for businesses worldwide. To address our market opportunity, our management team is focused on a number of short and long-term challenges including: strengthening and extending our solution  offerings;  adding new  customers and expanding our sales efforts into new
territories; deepening our relationships with our existing customers, value-added resellers, and system integrators; and encouraging the development of third-party applications on our platform.

         In order to increase our revenues and take advantage of our market opportunity, we will need to add substantial numbers of customer installations. The number of our installed customers increased from three as of January 31, 2004 to over 100 as of March 31, 2005. We plan to reinvest our earnings for the foreseeable future in the following ways: hiring additional personnel, particularly in sales and engineering; expanding our domestic and international selling and marketing activities; increasing our research and development activities to upgrade and extend our solution offerings and to develop new solutions and technologies; growing our VAR and systems implementation channel; adding to our infrastructure to support our growth; and expanding our operational and financial systems to manage a growing business.

         We expect marketing and sales costs, which were 34.8 percent of our total revenues in fiscal 2004, and 34.85 percent of our total revenues for fiscal 2005, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying customers, increase the sales and marketing programs to enable our VAR channel, build brand awareness and increase the number of web-based seminars and sponsored events.

We have a limited history of revenue growth, and we cannot be certain that our revenues will continue to grow or that we will achieve profitability in the future. We cannot accurately predict our future growth rate, if any, or the ultimate size of our market. Our ability to increase revenues and achieve profitability depends on a number of factors outside of our control, including the extent to which:

1. our solutions are able to gain market acceptance, particularly as IP telephony increases penetration in the mainstream market;
2.      we are able to acquire and retain customers on a  cost-effective  basis;
3. we are able to establish strategic relationships with IP telephony platform and services providers;
4. we are able to successfully identify, develop and market enhanced applications for the mainstream market;
5. IP telephony platform and service providers develop or bundle competing applications; and
6.      we become subject to increased regulatory burdens.

        We have historically been able to carry forward our net operating losses to offset our earnings and have had no significant tax liability to date. However, we anticipate that if we do achieve profitability, our earnings will likely be fully taxed in the future.

FISCAL YEAR

         Our fiscal year ends on March 31. References to fiscal 2004, for example, refer to the fiscal year ended March 31, 2004.

SOURCES OF REVENUES

        We derive our revenues from three sources: (1) product revenues, which are comprised of software and hardware solutions; (2) professional services revenues, consisting primarily of installation, configuration, integration, training and VAR support services; (3) support and maintenance, which is comprised of tiered technical support levels. Product revenues accounted for more than 77.4 percent of total revenues in fiscal 2004, and 78.8 percent of total revenues during fiscal year 2005, ending March 31, 2005. Professional services revenues accounted for 21.1 percent of our total revenues in fiscal 2004, and 14.4 percent of total revenues during fiscal 2005, ending March 31, 2005. Revenues for our support and maintenance services made up 1.5 percent of total revenues in fiscal 2004, and 6.8 percent of total revenues during fiscal 2005, ending March 31, 2005.

        Product revenues are recognized once the software and hardware solution has been shipped according to the customer order. The order is typically placed by a VAR on behalf of the customer. Professional services revenues are recognized once the services have been completed and the customer has approved the service. Support and maintenance revenues are recognized on a monthly basis over the life of the support contract. The typical support and maintenance term is 24 months, although terms range from 12 to 36 months. Our support and maintenance contracts are non- cancelable, though customers typically have the right to terminate their contracts for cause if we fail to perform. We generally invoice our customers in annual or quarterly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue, or in revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the support and maintenance service period.

        Professional services and other revenues consist of fees associated with consulting and implementation services and training. Our consulting and implementation engagements are typically billed on a time and materials basis. We also offer a number of classes on implementing, using and administering our convergence solutions that are billed on a per class basis. Our typical professional services payment terms provide that our customers pay us within 30 days of invoice.

COST OF REVENUES AND OPERATING EXPENSES

COST OF REVENUES.

        Cost of convergence solutions and support revenues primarily consists of expenses related to depreciation expense associated with computer equipment, allocated overhead and amortization expense associated with capitalized software, and employee-related costs associated with professional services and support and maintenance. To date, the expense associated with capitalized software has not been material to our cost of revenues. We allocate overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on headcount. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services and allocated overhead. The cost associated with providing professional services is significantly higher as a percentage of revenue than for our convergence solutions due to the labor costs associated with providing professional services.

        To the extent that our customer base grows, we intend to continue to invest additional resources in building the channel infrastructure to enable our VARs and system integrators (SIs) to provide the professional services associated with the standard convergence solutions installation, configuration and training. The timing of these additional expenses could affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period. For example, we plan to increase the number of employees who are fully dedicated to supporting and enabling the reseller and implementation partner channel.

RESEARCH AND DEVELOPMENT.

       Research and development expenses consist primarily of salaries and related expenses, and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our convergence platform and applications. Because of our open, scalable and secure component-based architecture, we are able to provide all of our customers with a solution based on a single version of our software application platform. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the future, research and development expenses will increase in absolute dollars as we support additional IP telephony platforms, extend our solution offerings and develop new technologies.

MARKETING AND SALES.

       Marketing and sales expenses are our largest cost, accounting for 34.8 percent of our fiscal 2004 total revenues, and 34.85 percent of total revenues for fiscal 2005. Marketing and sales expenses consist primarily of salaries and related expenses for our sales and marketing staff, including commissions, payments to VARs, marketing programs, which include advertising, events, corporate communications, public relations, and other brand building and product marketing expenses, and allocated overhead. Marketing costs, particularly events, accounted for 29 percent of fiscal 2004 total revenues and 28.7 percent for fiscal 2005. Since the beginning of fiscal 2005, our sales and marketing costs as a percentage of total expenses have increased as a result of increased market coverage in the U.S., Canada and the U.K.

       As our revenues increase, we plan to continue to invest heavily in marketing and sales by increasing the number of national account sales and channel management personnel in order to add new customers and increase penetration within our existing customer base, expanding our domestic and international selling and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, marketing and sales expenses will increase in absolute dollars and continue to be our largest cost.

GENERAL AND ADMINISTRATIVE.

       General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, and management information systems personnel, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase in absolute dollars as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and to our operations as a public company.

         We expect that general and administrative expenses associated with executive compensation will increase in the future. A CEO was added subsequent to the FY2005 year-end, and that appointment was announced on June 14, 2005. In FY2006 we intend to expand our executive staff, including a CFO and other senior management. Although the current executive team has forgone full salary payment during the initial stages of the business, it is expected that in fiscal 2006, the management team will begin to receive full compensation. In addition, we believe that the compensation packages required to attract the senior individuals the Company requires to execute against its business plan will increase our total general and administrative expenses.

INTELLECTUAL PROPERTY EXCLUSIVE LICENSING AGREEMENT

         In May 2003, we entered into an exclusive licensing agreement with XBridge Software, Inc. (XBridge). This agreement provides us with the exclusive worldwide rights to market, sell and deliver the convergence solutions based upon the XBridge technology. We have also retained XBridge to provide additional development and engineering resources necessary to build, maintain and service the convergence solutions.

         As a continuation of a restructuring plan we implemented in August 2004, we entered into discussions to acquire XBridge and obtain ownership of the intellectual property upon which our products are based. Although we anticipated that the XBridge acquisition would occur during the last quarter of fiscal 2005, the acquisition of XBridge was accomplished, and closed on May 27, 2005.

CRITICAL ACCOUNTING POLICIES

         Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

         We believe that of our significant accounting policies, which are described in the notes to our financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

REVENUE RECOGNITION.

         We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by Staff Accounting Bulletin No. 104, "Revenue Recognition."

       We recognize revenues for three separate categories of goods and services: (1) PRODUCTS--which are comprised of software and hardware solutions;
(2) PROFESSIONAL SERVICES--consisting primarily of installation, configuration, integration, training and VAR support services; (3) SUPPORT AND MAINTENANCE--which is comprised of tiered technical support levels.

       Product revenues are recognized once the software and hardware solution has been shipped from the Company fulfillment center, according to the customer/VAR order.

       Professional services revenues are recognized once the services have been completed and the customer has approved the service. Professional services and training revenues are accounted for separately from subscription and support revenues because these services have value to the customer on a standalone basis and there is objective and reliable evidence of their fair value of the undelivered elements. Professional services revenues are recognized upon completion of the contracts that are of short duration (generally less than 60 days) and as the services are rendered for contracts of longer duration. Training revenues are recognized after the services are performed.

       Support and maintenance revenues are recognized on a monthly basis over the life of the contract. We generally invoice our customers in annual or quarterly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue, or in revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the support and maintenance service period.

ACCOUNTING FOR DEFERRED COMMISSIONS.

       We defer commission payments to our direct and channel sales force for the Professional Services and Support and Maintenance portions of the contracts. The commissions are deferred and amortized to sales expense over the life of the related contracts, which typically last 12 to 36 months. The commission payments, which are paid the month after the service is delivered to the customer, are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer support and maintenance contracts. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer support and maintenance contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized.

         For the fiscal year 2004 and 2005, the Company did not pay sales commissions except in select agent arrangements. Sales commissions are generally paid on sales meeting the criteria for sales commission payment, in accordance with the same basis of accounting for sales commissions from October 1, 2004 moving forward, unless otherwise noted.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the statements of financial operations, in their entirety.

OVERVIEW OF RESULTS OF OPERATIONS FOR FISCAL 2004 ENDED MARCH 31, 2004, FISCAL 2005 ENDED MARCH 31, 2005

       Revenues during the fiscal year 2004 ended March 31, 2004 and fiscal year ended March 31, 2005 were $266,000 and $1,322,675 respectively. The Company initiated operations in May 2003. The total number of paying customers increased to over 100 as of March 31, 2005 from 15 as of March 31, 2004.

       Our gross profit during the fiscal year 2004 ended March 31, 2004 was $210,000, or 79 percent of revenues, and our operating loss for the same period was $917,000. Gross profit for fiscal year 2005 ended March 31, 2005 was $1,100,000, or 83.2 percent of revenues, and the operating loss for the same period was $2,191,132.

       During the fiscal year 2005, we continued to incur substantial costs and operating expenses related to the expansion of our business. We added sales personnel to focus on adding new customers and increasing penetration within our existing customer base, professional services personnel to support our implementation and support services, and developers to broaden and enhance our convergence solutions.

LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 2005, we had cash, cash equivalents and short-term marketable securities of $38,632, as compared to $963 at March 31, 2004, accounts receivable of $359,123, as compared to $142,576 at March 31, 2004, and deferred revenue of $103,775, as compared to $25,556 at March 31, 2004.

       From our start of operations in May 2003 through the end of fiscal 2005, we funded our operations primarily through financing obtained from select private investors and a private placement in the third quarter of fiscal 2005.

       We do not have any special purpose entities, and other than operating leases for office space and computer equipment, which are described below, we do not engage in off-balance sheet financing arrangements. We currently do not have a bank line of credit.

       Our future capital requirements will depend on many factors including: our rate of revenue growth; the expansion of our marketing and sales activities; the timing and extent of spending to support product development efforts and expansion into new territories; the timing of introductions of new services and enhancements to existing services; and the continuing market acceptance of our services. To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we will need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.



                           ITEM 7 FINANCIAL STATEMENTS


       The financial statements of the Company and supplementary data are included beginning immediately preceding the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.



              ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


       None.



                         ITEM 8A CONTROLS AND PROCEDURES


       The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

       (a) Evaluation of Disclosure Controls and Procedures

       As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

       (b) Changes in Internal Controls

       Based on his evaluation as of March 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III


               ITEM 9   DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

       The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S   NAME (1)               AGE        POSITION WITH COMPANY*

Derek P. Downs                     36    President, Interim Chief Executive Officer and Director

Cynthia A. Garr                    44    Interim Chief Financial Officer, Executive Vice-President of
                                         Corporate Development and Director

Gregory T. Royal                   38    Executive Vice-President/Chief Technology Officer and
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

       The Board of Directors of CNHC currently consists of three individuals, Derek P. Downs, Cynthia A. Garr and Gregory T. Royal. The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The board will meet periodically throughout the year as necessity dictates. No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

       The executive team for CNH Holdings dba Cistera Networks:

DEREK DOWNS - PRESIDENT - has served as President since May 31, 2004 and was Interim CEO for the Company from August 2004 until June 2005. Prior to becoming President and Interim CEO, Mr. Downs served as the Company's Vice President of Sales Marketing and Business Development. From January 2003 to May 2003, Mr. Downs held the same position with XBridge Software, Inc. From December 2000 to September 2002, Mr. Downs held senior executive roles in marketing, alliances, product marketing, and business development at i2 Technologies (NASDAQ:ITWO), a $1 billion supply chain software company. Before joining i2 Technologies, he served from December 1999 to December 2000 as VP of Business Development and Strategic Alliances for BSI Consulting, a midsized technology strategy firm. From May 1995 to December 1999, Mr. Downs held the position of Director of Strategic Alliances at Baan Company, a $1+ billion enterprise software company. Mr. Downs graduated from the University of Eastern New Mexico in 1990 with a BBA degree in Marketing and a BBA degree in Business Administration.

GREGORY T. ROYAL, EXECUTIVE VICE PRESIDENT, CHIEF TECHNOLOGY OFFICER -- Mr. Royal has served as Executive Vice President and Chief Technology Officer, and as a member of the Board of Directors since May 2003. Mr. Royal is the original founder of XBridge Software, and the inventor of the Convergence Server(TM) technology. Mr. Royal has over 18 years of IT Sales, Marketing and Management experience in New Zealand, Australia and the United States. Greg is one of the original founders of Cistera Networks(TM) and the inventor of the X-Switch(TM) Technology. He has held Senior Sales and Marketing positions at Sycom Office Equipment, Eagle Technology, Network General Corp. (NASDAQ:NETG) and Network Associates Inc (NASDAQ:NETA). Greg has system certification with Compaq, IBM, Novell and Hewlett Packard. He also has significant experience in designing and deploying large scale IT systems including experience in Banking and Finance, Government, and Retail and Property Services.

CYNTHIA A. GARR, INTERIM CFO AND EXECUTIVE VICE PRESIDENT OF CORPORATE DEVELOPMENT -Ms Garr has served as Interim CFO and Executive Vice President of Corporate Development since June of 2004. She has been a member of the Board of Directors since May 2003. She is one of the founders of XBridge Software, and has served as its President and as a Director from its inception in 1999 to the present. She was also Director of Sales for Identify Software, a leader in application problem resolution software, from January 2003 to June 2004. From January 2000 to August 2001, Ms Garr served as a Regional Sales Manager for Mercury Interactive, the leading provider of enterprise testing and performance management solutions. Ms. Garr was President of U.S. Operations and Executive Director of Qronus Interactive, a provider of automated testing solutions software, which was ultimately acquired by Mercury Interactive from November 1997 to January 2000. She graduated from Brookhaven College in 1985 with a degree in Business Management.

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



               ITEM 11   SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


PRINCIPAL SHAREHOLDERS

       The table below sets forth information as to each person owning of record (or who was known by the Company to own beneficially) more than 5% of the outstanding common stock at March 31, 2005. This table also includes information as to the ownership of the common shares by each of the directors and executive officers of the Company, as well as by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

NAME AND ADDRESS              NATURE OF          SHARES
OF BENEFICIAL OWNERS          OWNERSHIP           OWNED                 PERCENT


XBridge Software, Inc.            Direct        2,150,000                45.00%*
P.O. Box 794405
Dallas, TX 75379

E-Biz Trans, Inc.                 Direct          220,000                 4.60%
5645 Rico Drive
Boca Raton, FL 33487

S and B Resources                 Direct          220,000                 4.60%
789 NE 39th St.
Boca Raton, FL 33431

All Executive Officers and
Directors as a Group              Direct                0                 0.00%

                                  Indirect      2,150,000                45.00%*

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

         The license agreement resulted in XBridge licensing to Corvero all of XBridge's right, title, and interest in and to a software program. The Company issued 2,000,000 "restricted" common shares of its stock to XBridge as a licensing fee and Corvero was obligated to pay royalties based upon gross revenue.

         On August 31, 2004, CNH Holdings Company absorbed its wholly-owned subsidiary Corvero Networks, and began doing business as Cistera Networks. All Corvero products adopted the Cistera name.

         On May 19, 2005, the Company entered into a merger agreement with Xbridge Software, Inc. The acquisition was completed through a merger of XBridge with a wholly owned subsidiary of CNH Holdings Company (CNH). Prior to the merger, XBridge held 2,150,000 shares of CNH stock which have been cancelled. Under the terms of the merger agreement, CNH then issued 4,150,000 shares of stock in exchange for the outstanding shares of XBridge Software, resulting in a net issuance of 2,000,000 shares of CNH stock. As a result of the merger, $1,860,000 in unpaid service fees related to software development work performed by XBridge is inter-company debt and will be eliminated upon consolidation. The officers and certain of the directors of XBridge are also officers and directors of CNH. In connection with the merger, CNH issued an additional 169,847 shares to these individuals in exchange for the cancellation of $482,364.31 of XBridge debt held by these individuals.



                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


      (a) The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS PAGE

Report of Robison, Hill & Co., Independent Certified Public Accountants.....F-1
Balance Sheets
  March 31, 2005, and 2004..................................................F-2
Statements of Operations
  For the Years Ended March 31, 2005 and 2004...............................F-4
Statement of Stockholders' Equity
  For the Years Ended March 31, 2005 and 2004...............................F-5
Statements of Cash Flows
  For the Years Ended March 31, 2005 and 2004...............................F-6
Notes to Financial Statements
  March 31, 2005 and 2004...................................................F-8

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

31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

         (1) Incorporated herein by reference from Registrant's Form 10KSB, dated July 1, 2003.

     (b) REPORTS FILED ON FORM 8-K

         On June 3, 2005, the Company filed on Form 8-K under Item 1.01, Entry Into a Material Definitive Agreement.

                  ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES


         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended March 31, 2005 and 2004:


           Service                        2005                   2004
------------------------------     ------------------     ------------------
Audit Fees                         $           16,275     $            9,633
Audit-Related Fees                                  -                      -
Tax Fees                                          150                     80
All Other Fees                                      -                      -
                                   ------------------     ------------------
Total                              $           16,425     $            9,713
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

                           CNH HOLDINGS COMPANY, INC.
                     (FORMERLY A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                             MARCH 31, 2005 AND 2004

                                    CONTENTS


                                                                       Page

Independent Auditor's Report............................................F - 1

Balance Sheets
   March 31, 2005 and 2004..............................................F - 2

Statements of Operations for the
   Years Ended March 31, 2005 and 2004..................................F - 4

Statement of Stockholders' Equity for the
   Years Ended March 31, 2005 and 2004..................................F - 5

Statements of Cash Flows for the
   Years Ended March 31, 2005 and 2004..................................F - 6

Notes to Financial Statements.......................................... F - 8

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
CNH Holdings Company
(Formerly a Development Stage Company)


         We have audited the accompanying balance sheets of CNH Holdings Company, Inc. (formerly a development stage company) as of March 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNH Holdings Company, Inc. (formerly a development stage company) as of March 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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


                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
June 22, 2005

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS

                                                       March 31,
                                                2005                2004
                                         ------------------  ------------------
Current Assets:
   Cash                                  $           38,632  $              963
   Accounts Receivable                              359,123             142,576
   Other Receivable                                  26,639                   -
   Inventory                                         17,694               4,460
   Prepaid Expenses                                   6,041               3,020
   Receivable from XBridge                          453,889              30,077
                                         ------------------  ------------------

      Total Current Assets                          902,018             181,096
                                         ------------------  ------------------

Fixed Assets:
   Computer Equipment                                71,099              10,008
   Trade Show Booth & Fixtures                        7,756               6,570
   Office Equipment                                  53,776                   -
   Property held under capital leases                10,205                   -
   Less Accumulated Depreciation                    (34,689)             (1,776)
                                         ------------------  ------------------

      Net Fixed Assets                              108,147              14,802
                                         ------------------  ------------------

Intangible Assets:
   Licensing Rights                                 375,500             375,500
   Less Amortization                                (35,985)            (17,210)
                                         ------------------  ------------------

      Net Intangible Assets                         339,515             358,290
                                         ------------------  ------------------

Total Assets                             $        1,349,680  $          554,188
                                         ==================  ==================

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS
                                   (continued)

                                                                   March 31,
                                                           2005                2004
                                                     -----------------  ------------------

Current Liabilities:
   Accounts payable                                  $       1,920,725  $          868,220
   Accrued liabilities                                         154,977             101,629
   Related party payables                                       80,179              19,506
   Short-term notes payable                                          -              78,740
   Current portion of long-term debt                             3,032                   -
                                                     -----------------  ------------------

     Total Current Liabilities                               2,158,913           1,068,095
                                                     -----------------  ------------------

Long-Term Liabilities
   Lease obligation payable                                      5,925                   -
   Long-term notes payable                                           -              12,481
   Convertible promissory notes                              1,173,217                   -
                                                     -----------------  ------------------
     Total Long-Term Liabilities                             1,179,142              12,481
                                                     -----------------  ------------------

     Total Liabilities                                       3,338,055           1,080,576
                                                     -----------------  ------------------

Deferred income                                                103,775              25,556
                                                     -----------------  ------------------

Stockholders' Equity:
   Common Stock, Par Value $.001
     Authorized 10,000,000 shares,
     Issued 4,778,385 shares at March 31, 2005 and
     Issued 4,268,805 shares at March 31, 2004                   4,779               4,269
   Paid-In Capital                                           1,245,014             594,598
   Retained Deficit                                         (3,341,943)         (1,150,811)
                                                     -----------------  ------------------

     Total Stockholders' Equity                             (2,092,150)           (551,944)
                                                     -----------------  ------------------

Total Liabilities and Stockholders' Equity           $       1,349,680  $          554,188
                                                     =================  ==================





   The accompanying notes are an integral part of these financial statements.

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                            STATEMENTS OF OPERATIONS





                                                For the years ended
                                                     March 31,
                                              2005                2004
                                       ------------------  ------------------

Revenues                               $        1,322,675  $          266,270
Cost of goods sold                                226,619              56,346
                                       ------------------  ------------------

     Gross Profit                               1,096,056             209,924
                                       ------------------  ------------------

Expenses:
   Sales and marketing                             54,742              12,058
   Software consulting                          2,672,029             942,832
   General and administrative                     519,839             172,493
                                       ------------------  ------------------

     Total Expenses                             3,246,610           1,127,383
                                       ------------------  ------------------

Other Income (Expense)
   Interest income                                  2,629                   -
   Interest expense                               (43,207)            (13,385)
                                       ------------------  ------------------

     Net Loss                          $       (2,191,132) $         (930,844)
                                       ==================  ==================

Basic & Diluted loss per share         $           (0.54)  $           (0.26)
                                       ==================  ==================

Weighted Average Shares                         4,071,255           3,531,825
                                       ==================  ==================











   The accompanying notes are an integral part of these financial statements.

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE TWO YEARS ENDED MARCH 31, 2005 AND 2004


                                            Preferred Stock               Common Stock            Paid-In        Retained
                                          Shares      Par Value      Shares        Par Value      Capital         Deficit
                                       -----------   -----------   -----------    -----------    -----------    -----------

Balance at March 31, 2003                     --     $      --       1,828,805    $     1,829    $   207,518    $  (219,967)

Stock issued for Licensing Rights             --            --       2,000,000          2,000        373,500           --
Stock options exercised                                     --         440,000            440           (440)          --
Contributed capital                           --            --            --             --           14,020           --

Net loss                                      --            --            --             --             --         (930,844)
                                       -----------   -----------   -----------    -----------    -----------    -----------

Balance at March 31, 2004                     --            --       4,268,805          4,269        594,598     (1,150,811)

Stock issued for accrued liabilities          --            --         359,580            360        380,566           --

Stock issued for services                     --            --         150,000            150        269,850           --

Net loss                                      --            --            --             --             --       (2,191,132)
                                       -----------   -----------   -----------    -----------    -----------    -----------

Balance at March 31, 2005                     --     $      --       4,778,385    $     4,779    $ 1,245,014    $(3,341,943)
                                       ===========   ===========   ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                               For the years ended
                                                                    March 31,
                                                      --------------------------------------
                                                             2005                2004
                                                      ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                              $       (2,191,132) $         (930,844)
Adjustments used to reconcile net loss to net cash
     provided by (used in) operating activities:
Depreciation and amortization                                     51,688              18,986
Deferred income                                                   78,219              25,556
Accrued interest converted to convertible debt                     7,000                   -
Accrued expenses converted to convertible debt                    48,000                   -
Stock issued for accrued liabilities                             380,926
Stock issued for services                                        270,000                   -
(Increase) Decrease in accounts receivable                      (216,547)           (142,576)
(Increase) Decrease in other receivables                         (26,639)                  -
(Increase) Decrease in inventory                                 (13,234)             (4,460)
(Increase) Decrease in deposits                                   (3,021)             (3,020)
(Increase) Decrease in Xbridge receivable                       (423,812)            (30,077)
Increase (Decrease) in accrued liabilities                        53,348             101,629
Increase (Decrease) in accounts payable                        1,052,505             864,054
Increase (Decrease) in accrued interest                           24,914               6,727
                                                      ------------------  ------------------
     Net Cash Used in operating activities                      (907,785)            (94,025)
                                                      ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of equipment                                           (116,053)            (16,578)
                                                      ------------------  ------------------
 Net cash provided by investing activities                      (116,053)            (16,578)
                                                      ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on capital lease                                         (1,248)                  -
Cash received from convertible debt                            1,004,000                   -
Proceeds from loans                                               75,755             120,000
Payments on loans                                                (17,000)            (16,000)
Capital contributed by shareholder                                     -               7,566
                                                      ------------------  ------------------
 Net Cash Provided by Financing Activities                     1,061,507             111,566
                                                      ------------------  ------------------

Net (Decrease) Increase in cash and cash equivalents              37,669                 963
Cash and Cash Equivalents at beginning of period                     963                   -
                                                      ------------------  ------------------
Cash and Cash Equivalents at end of period            $           38,632  $              963
                                                      ==================  ==================

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                      (Fomerly a Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                       For the years ended
                                                                                            March 31,
                                                                              --------------------------------------
                                                                                     2005                2004
                                                                              ------------------  ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                    $           18,961  $            7,328
  Franchise and income taxes                                                  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
Common Stock Exchanged for Licensing Rights                                   $                -  $          375,500



























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

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

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

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

         The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Revenue Recognition

         Revenue and related costs are reflected in the accounts when earned or incurred.

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at March 31, 2005 and 2004:


                                                 March 31,
                                            2005               2004
                                     ------------------  -----------------
Computer Equipment                   $           71,099  $          10,008
Trade Show Booth & Fixtures                       7,756              6,570
Office Equipment                                 53,776                  -
Property held under capital leases               10,205                  -
Less accumulated depreciation                   (34,689)            (1,776)
                                     ------------------  -----------------

Total                                $          108,147  $          14,802
                                     ==================  =================

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

         Total depreciation expense for the years ended March 31, 2005 and 2004 was $32,913 and $1,776, respectively.

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

         Intangible Assets consisted of the following at March 31, 2005 and 2004:


                                                       March 31,
           Intangible Asset                     2005               2004            Amortization Period
---------------------------------------  ------------------  -----------------   ------------------------
Licensing Rights                         $          375,500  $         375,500           20 Years
Less accumulated amortization                       (35,985)           (17,210)
                                         ------------------  -----------------

Total                                    $          339,515  $         358,290
                                         ==================  =================

         Total amortization expense for the year ended March 31, 2005 and 2004 was $18,775 and $17,210, respectively.

         The estimated amortization for the next five years is as follows:


2005                                         $            18,775
2006                                                      18,775
2007                                                      18,775
2008                                                      18,775
2009                                                      18,775
                                             -------------------
Total                                        $            93,875
                                             ===================

Earnings (Loss) per Share

         Basic earnings (loss) per share has been computed by dividing the earnings for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         Diluted loss per common share for the year ended March 31, 2005 is not presented as it would be anti-dilutive. At March 31, 2005, the total number of potentially dilutive common stock equivalents was 2,344,750. At March 31, 2004, there were no dilutive outstanding common stock equivalents.

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Reclassification

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform with the 2005 presentation.

Deferred Income

         Deferred income represents contracts for certain revenue to be received in the future. The deferred income is recognized in subsequent years as services are rendered.

NOTE 3 - CONCENTRATION OF RISK

         As of March 31, 2005, the Company receives approximately 90% of its gross revenues from its top three re-sellers. The loss of these re-sellers would adversely impact the business of the Company.

NOTE 4 - INCOME TAXES

         As of March 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $3,342,000 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 5 - LEASE COMMITMENT (continued)

         The minimum future lease payments under this lease for the next five years are:


         April 1, 2005 - March 31, 2006                   $       84,216
         April 1, 2006 - March 31, 2007                           84,216
         April 1, 2007 - March 31, 2008                           84,216
         April 1, 2008 - March 31, 2009                           84,216
         April 1, 2009 - March 31, 2010                           56,144
                                                          --------------
         Total minimum future lease payments              $      393,008
                                                          ==============

NOTE 6 - CAPITAL LEASE

         On October 20, 2004, the Company entered into an agreement with Dell Financial Services to lease five laptop computers and a laser printer. The lease is for a period of thirty-six months with a payment of approximately $369 per month. The Company has an end of lease purchase option of $1. The Company has capitalized a total of $10,205 under capital leases for the computers and printer in the financial statements. The assets are depreciated over their related lease terms. Depreciation of assets under capital leases is included in depreciation expense for the year ended March 31, 2005.

         The minimum future lease payments under this capital lease for the next five years are:


         April 1, 2005 - March 31, 2006                            4,428
         April 1, 2006 - March 31, 2007                            4,428
         April 1, 2007 - March 31, 2008                            2,583
         April 1, 2008 - March 31, 2009                                -
         April 1, 2009 - March 31, 2010                                -
                                                          --------------
         Total minimum lease payments                             11,439
         Less: Amount representing interest                       (2,482)
                                                          --------------
         Present value of net minimum
            lease payment                                 $        8,957
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

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 7 - COMMON STOCK (continued)

         During the year ended March 31, 2004, 42,819 shares were cancelled and returned to the Company.

         During the year ended March 31, 2005, the Company issued 150,000 shares of common stock for services valued at $270,000.

         In January 2005, the Company issued 359,580 shares of common stock for accrued liabilities of $380,926.

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

         On May 31, 2004, the Company received a loan from an officer of $55,755. The note carries an interest rate of 8% and is due December 31, 2005. At March 31, 2005, the total amount of principal and interest due on this note was $59,560.

         On November 11, 2004, the Company received a loan from an officer of $20,000. The note carries an interest rate of 8% and is due November 1, 2005. At March 31, 2005, the total amount of principal and interest due on this note was $20,619.

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

NOTE 11 - CONVERTIBLE DEBT

         Effective December 13, 2004, the Company issued and sold an aggregate of $1,146,000 in principal amount of Senior Unsecured Convertible Promissory Notes (the "notes"), and issued warrants to purchase 1,146,000 shares of our common stock, par value $0.001 per share (the "warrants"). Of the $1,146,000.00 in notes, $1,004,000 in principal amount of notes were issued for cash, and $142,000 in principal amount of notes were issued in connection with the cancellation of an equal amount of the Company's outstanding obligations. At March 31, 2005, the Company had received cash of $1,004,000 related to the notes, and had converted $142,000 of debt to the notes. The total amount received in relation to the notes at March 31, 2005 was $1,146,000. The total amount of principal and interest due at March 31, 2005 was $1,173,217.

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

         The outstanding principal and accrued interest on the notes are convertible into shares of common stock at a conversion rate equal to the lesser of (a) $1.30 per share, or (b) a 25% discount to the average closing bid price of the Company's common stock for the five days including and immediately preceding the interest compounding date, provided that in no event shall the conversion price per share be less than $1.00 per share. The notes may be converted, in whole or in part, at the option of the note holder on any interest compounding date occurring after the effective date of a registration statement covering the resale of shares of common stock to be issued upon conversion of the notes.

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 11 - CONVERTIBLE DEBT (continued)

         In addition, if the Company subsequently issues or sells any new securities convertible, exercisable or exchangeable into shares of our common stock ("convertible securities") in a private transaction and receives gross proceeds of at least $500,000, the notes may be converted, in whole or in part at the option of the noteholders, into the convertible securities, upon the same terms and conditions governing the issuance of the convertible securities in the private transaction. The right of the note holders to convert the note into convertible securities does not apply to any convertible securities issued by the Company (a) in connection with a merger, acquisition or consolidation of the Company, (b) in connection with strategic license agreements and other partnering arrangements so long as such issuances are not for the purpose of raising capital, (c) in connection with bona fide firm underwritten public offerings of its securities, (d) pursuant to the Company's incentive and stock option plans, (e) as a result of the exercise of options or warrants or conversion of convertible notes or preferred stock which were granted or issued as of December 13, 2004.

         The Company may prepay the notes in whole or in part, upon thirty days prior written notice to note holders; provided that partial prepayments may be made only in increments of $10,000 and, provided further, that the note holders may convert the amount of the proposed prepayment into shares of our common stock, regardless of the period of time that the notes have then been outstanding.

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

NOTE 12 - STOCK OPTIONS

         During the year ended March 31, 2005, the Company issued 1,815,000 stock options to employees, contractors and other service providers to the Company. At March 31, 2005, no compensation expense had been recorded as the exercise price of the options was equal or greater than the fair market value of the stock.

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 - STOCK OPTIONS (continued)

         The following table sets forth the options outstanding as of March 31, 2005.

                                                                           Weighted
                                                    Option /                Average             Weighted
                                                    Warrants               Exercise             Average
                                                     Shares                  Price             Fair Value
                                               ------------------      -----------------    ----------------
Options outstanding,
       December 31, 2003                                        -          $           -
Granted, Exercise price more than fair value            1,815,000                      1.29                1.43
Granted, Exercise price less than fair value                    -                      -                   -
Expired                                                         -                      -
Exercised                                                       -                      -
                                               ------------------
Options outstanding,
       December 31, 2004                                1,815,000      $               1.29
                                               ==================      =================

         Exercise prices for optioned shares outstanding as of March 31, 2005 ranged from $1.10 to $2.00. A summary of these options by range of exercise prices is shown as follows:

                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life
------------------     ------------------    ---------------    ------------------     ---------------------    -----------------

$             1.10                635,000    $          1.10               305,000     $                1.10        10 years
1.30                              380,000               1.30                93,750                      1.30        10 years
2.00                              800,000               2.00               800,000                      2.00        10 years

NOTE 13 - CONTINGENCIES

         The Company is a third-party defendant in litigation pending in Longview, Texas, styled J. DAVID BOLTON, JOANNA BOLTON, WHITNEY GAIDRY, VIRGINIA ILLE AND KENNETH ILLE VS. LARRY V. TATE, GERALD PYBAS, E. ROBERT BARBEE, H. PAUL ESTEY, AND ROBERT A. BAKER; CASE NO. 2001-1196-A; 188TH DISTRICT COURT, GREGG COUNTY, TEXAS. The Defendants have sued the Company for indemnification of Plaintiffs' claims. Plaintiffs seek approximately $975,000 in damages according to their May 4, 2005, responses to the Company's requests for disclosure. This case has not been set for trial and the parties are still engaging in discovery. Management intends to vigorously defend these claims.

                           CNH HOLDINGS COMPANY, INC.
                             (dba Cistera Networks)
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 14 - SUBSEQUENT EVENTS

         On May 19, 2005, the Company entered into a merger agreement with Xbridge Software, Inc. The Company issued 4,150,000 shares of common stock to acquire Xbridge Software. Xbridge will be a wholly- owned subsidiary of the Company.

                             XBRIDGE SOFTWARE, INC.

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                           DECEMBER 31, 2004 AND 2003

                                    CONTENTS


                                                                         Page

Independent Auditor's Report..............................................F - 1

Balance Sheets
   December 31, 2004 and 2003.............................................F - 2

Statements of Operations for the
   Years Ended December 31, 2004 and 2003.................................F - 4

Statement of Stockholders' Equity for the
   Years Ended December 31, 2004 and 2003.................................F - 5

Statements of Cash Flows for the
   Years Ended December 31, 2004 and 2003.................................F - 6

Notes to Financial Statements............................................ F - 8

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Xbridge Software, Inc.



         We have audited the accompanying balance sheets of Xbridge Software, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xbridge Software, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.




                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
June 22, 2005

                             XBRIDGE SOFTWARE, INC.
                                 BALANCE SHEETS



                                                      December 31,
                                                2004                2003
                                         ------------------  ------------------
Current Assets:
   Cash                                  $            3,379  $            7,929
   Accounts Receivable                            1,710,665             523,850
   Other Receivable                                  14,005               9,000
   Prepaid Expenses                                     654                 654
                                         ------------------  ------------------

      Total Current Assets                        1,728,703             541,433
                                         ------------------

Fixed Assets:
   Computer Equipment                                35,645              35,645
   Office Equipment                                   4,195               4,195
   Less Accumulated Depreciation                    (28,207)            (19,514)
                                         ------------------  ------------------

      Net Fixed Assets                               11,633              20,326
                                         ------------------  ------------------

Intangible Assets:
   Software Development Costs                       366,040             366,040
   Less Amortization                               (216,293)           (143,085)
                                         ------------------  ------------------

      Net Intangible Assets                         149,747             222,955
                                         ------------------  ------------------

Total Assets                             $        1,890,083  $          784,714
                                         ==================  ==================

                             XBRIDGE SOFTWARE, INC.
                                 BALANCE SHEETS
                                   (continued)

                                                                                 December 31,
                                                                           2004                2003
                                                                     -----------------  ------------------

Current Liabilities:
   Accounts payable                                                  $         255,748  $          184,270
   Accrued liabilities                                                         381,864              87,595
   Accrued interest                                                             26,351              13,688
   Notes payable                                                                54,500              65,000
   Related party payables                                                       96,412              95,106
   Payable to CNH Holdings                                                     246,401              32,354
   Deferred tax liability                                                        3,455               4,773
   Income tax payable                                                          168,356              19,603
                                                                     -----------------  ------------------

     Total Current Liabilities                                               1,233,087             502,389
                                                                     -----------------  ------------------

Stockholders' Equity:
   Common Stock, Par Value $.01
     Authorized 2,000,000 shares,
     Issued 1,467,424 shares at December 31, 2004 and
     Issued 1,421,664 shares at December 31, 2003                               14,674              14,216
   Paid-In Capital                                                             581,865             525,123
   Retained Earnings (Deficit)                                                  60,457            (257,014)
                                                                     -----------------  ------------------

     Total Stockholders' Equity                                                656,996             282,325
                                                                     -----------------  ------------------

Total Liabilities and Stockholders' Equity                           $       1,890,083  $          784,714
                                                                     =================  ==================














   The accompanying notes are an integral part of these financial statements.

                             XBRIDGE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS

                                                                                     For the years ended
                                                                                         December 31,
                                                                                   2004                2003
                                                                            ------------------  ------------------

Revenues                                                                    $        1,186,815  $          519,875
                                                                            ------------------  ------------------

Expenses:
   Software consulting                                                                 558,827             123,345
   General and administrative                                                          123,244             122,478
                                                                            ------------------  ------------------

     Total Expenses                                                                    682,071             245,823
                                                                            ------------------  ------------------

Other Income (Expense)
   Interest income                                                                          30                  18
   Interest expense                                                                    (15,492)             (9,981)
                                                                            ------------------  ------------------

Net income (loss) before income taxes                                                  489,282             264,089

Income tax (expense) benefit
   Current federal tax                                                                (168,356)            (19,603)
   Deferred income tax                                                                  (3,455)             (4,773)
                                                                            ------------------  ------------------

Net income (loss)                                                           $          317,471  $          239,713
                                                                            ==================  ==================

Basic income (loss) per share                                               $             0.22  $             0.17
                                                                            ==================  ==================

Diluted income (loss) per share                                             $             0.18  $             0.13
                                                                            ==================  ==================











   The accompanying notes are an integral part of these financial statements.

                             XBRIDGE SOFTWARE, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                                                  Retained
                                                              Common Stock                    Paid-In             Earnings
                                                       Shares             Par Value           Capital            (Deficit)
                                                  -----------------   -------------------------------------  ------------------

Balance at January 1, 2003                                1,377,664   $          13,776  $          470,563  $         (496,727)

Stock issued for cash                                        44,000                 440              54,560                   -

Net income (loss)                                                 -                   -                   -             239,713
                                                  -----------------   -----------------  ------------------  ------------------

Balance at December 31, 2003                              1,421,664              14,216             525,123            (257,014)

Stock issued for services                                     5,760                  58               7,142                   -

Stock issued for cash                                        40,000                 400              49,600                   -

Net income (loss)                                                 -                   -                   -             317,471
                                                  -----------------   -----------------  ------------------  ------------------

Balance at December 31, 2004                              1,467,424   $          14,674  $          581,865  $           60,457
                                                  =================   =================  ==================  ==================



   The accompanying notes are an integral part of these financial statements

                             XBRIDGE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                       For the years ended
                                                                                           December 31,
                                                                              --------------------------------------
                                                                                     2004                2003
                                                                              ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                                      $          317,471  $          239,713
Adjustments used to reconcile net loss to net cash
     provided by (used in) operating activities:
Depreciation and amortization                                                             81,901              81,301
Deferred income                                                                                -              (8,500)
Stock issued for expenses                                                                  7,200                   -
(Increase) Decrease in accounts receivable                                            (1,186,815)           (498,506)
(Increase) Decrease in other receivables                                                  (5,005)             (5,000)
(Increase) Decrease in prepaid expenses                                                        -              12,972
Increase (Decrease) in accrued liabilities                                               508,316             119,949
Increase (Decrease) in accounts payable                                                   71,478             (78,230)
Increase (Decrease) in accrued interest                                                   12,663               6,520
Increase (Decrease) in deferred tax liability                                             (1,318)              4,773
Increase (Decrease) in income tax payable                                                148,753              19,603
                                                                              ------------------  ------------------
     Net Cash Used in operating activities                                               (45,356)           (105,405)
                                                                              ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of equipment                                                                          -                (119)
                                                                              ------------------  ------------------
 Net cash provided by investing activities                                                     -                (119)
                                                                              ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans                                                                        1,306              53,432
Payments on loans                                                                        (10,500)                  -
Proceeds from sale of stock                                                               50,000              55,000
                                                                              ------------------  ------------------
 Net Cash Provided by Financing Activities                                                40,806             108,432
                                                                              ------------------  ------------------

Net (Decrease) Increase in cash and cash equivalents                                      (4,550)              2,908
Cash and Cash Equivalents at beginning of period                                           7,929               5,021
                                                                              ------------------  ------------------
Cash and Cash Equivalents at end of period                                    $            3,379  $            7,929
                                                                              ==================  ==================

                             XBRIDGE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                       For the years ended
                                                                                           December 31,
                                                                              --------------------------------------
                                                                                     2004                2003
                                                                              ------------------  ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                    $            1,303  $            2,330
  Franchise and income taxes                                                  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
None



























   The accompanying notes are an integral part of these financial statements.

                             XBRIDGE SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Xbridge Software, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

         Xbridge Software, Inc., a Delaware corporation (the Company), formerly known as Eparrel.com, Inc., was incorporated in February 2000.

Nature of Operations

         The Company provides XML-based hardware appliances designed to provide application integration and convergence management services to both the
Enterprise Business Integration and IP Communications markets. The Company's Intellectual Property is designed around the concepts of dynamic logic allocation and contextual relationship management.

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

                             XBRIDGE SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition

         The Company earns revenue from offering consulting services and from a licensing agreement with the Company's primary client to provide products and technology relating to the application of artificial intelligence and XML switching. Revenues are recorded based on royalty payments relating to the licensee's net sales and certain maintenance fees as outlined in the license agreement.

Property and Depreciation

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Fixed assets consisted of the following at December 31, 2004 and 2003:


                                                December 31,
                                           2004               2003
                                    ------------------  -----------------
Computer Equipment                  $           35,645  $          35,645
Office Equipment                                 4,195              4,195
Less accumulated depreciation                  (28,207)           (19,514)
                                    ------------------  -----------------

Total                               $           11,633  $          20,326
                                    ==================  =================

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

         Total depreciation expense for the years ended December 31, 2004 and 2003 was $8,694 and $7,966, respectively.

Software Development Costs

         Software development costs include all development costs incurred after the Company's software became "technologically feasible". Prior to the software reaching that stage, all development costs were expensed as incurred. Once the software was developed to the point of being ready for sale, the Company began amortizing the costs over the term of the license agreement it entered into, 4 years.

         Total amortization expense for the years ended December 31, 2004 and 2003 was $74,453 and $73,208, respectively.

                             XBRIDGE SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

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

Earnings (Loss) per Share

                  Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:


                                                                   For the Year Ended December 31, 2004
                                                       -------------------------------------------------------------
                                                              Income               Shares              Per-Share
                                                            (Numerator)         (Denominator)           Amount
                                                         -----------------    -----------------    -----------------
Income (Loss) Available to Common                        $         317,471            1,411,036    $               0.22
                                                                                                   =================
  Stockholders

Effect of Dilutive Securities:
  Convertible Preferred Stock                                            -              371,467
                                                         -----------------    -----------------

Income (Loss) Available to Common
  Stockholders-Diluted Earnings Per Share                $         317,471            1,782,503    $               0.18
                                                         =================    =================    =================

                                                                   For the Year Ended December 31, 2003
                                                       -------------------------------------------------------------
                                                              Income               Shares              Per-Share
                                                            (Numerator)         (Denominator)           Amount
                                                         -----------------    -----------------    -----------------
Income (Loss) Available to Common                        $         239,713            1,452,091    $               0.17
                                                                                                   =================
  Stockholders

Effect of Dilutive Securities:
  Convertible Preferred Stock                                            -              371,467
                                                         -----------------    -----------------

Income (Loss) Available to Common
  Stockholders-Diluted Earnings Per Share                $         239,713            1,823,558    $               0.13
                                                         =================    =================    =================

                             XBRIDGE SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Reclassification

         Certain   reclassifications  have  been  made  in  the  2003  financial statements to conform with the 2004 presentation.

NOTE 2 - CONCENTRATION OF RISK

         At December 31, 2004 and 2003, the Company's revenue and related receivables consist primarily of a licensing contract and related consulting services to one client. The loss of this client would adversely impact the business of the Company.

NOTE 3 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax liabilities of $3,455 and $4,773 for the years ended December 31, 2004 and 2003, respectively. These deferred tax liabilities are the result of differences between book and tax depreciation and amortization of intangible assets.

         The difference between the effective income tax rate and the federal statutory income tax rate on the income (loss) from continuing operations are presented below:

                                                                       December 31,
                                                                 2004                2003
                                                          ------------------  ------------------

Expense (Benefit) at the federal statutory rate of 34%    $          166,356  $           79,097
Depreciation/Amortization                                              2,000               1,529
Net operating loss carryforward                                            -             (61,023)
                                                          ------------------  ------------------
Effective Tax Expense                                     $          168,356  $           19,603
                                                          ==================  ==================

NOTE 4 - COMMITMENTS

         The Company had a lease for its office space that expired in 2003. As of December 31, 2004, all activities of the Company have been conducted by corporate officers from their business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities. The Company paid rent expense of $24,701 for the year ended December 31, 2003.

                             XBRIDGE SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 5 - COMMON STOCK

         During 2003, the Company issued 44,000 shares of common stock for cash of $55,000.

         During 2004, the Company issued 40,000 shares of common stock for cash of $50,000.

         During 2004, the Company issued 5,760 shares of common stock for general and administrative expenses of $7,200.

NOTE 6 - NOTES PAYABLE

         During 2004, the Company received loans totaling $65,000. The loans are due and payable on December 31, 2004 and carry an interest rate of 8%. At December 31, 2004, the Company owed $54,500 on these loans.

NOTE 7 - RELATED PARTY PAYABLE

         The Company had notes payable to a board member at December 31, 2004 and 2003 totaling $96,412 and $95,106, respectively. The notes carry an interest rate of 6% to 12% per annum. The notes are due on demand.

NOTE 8 - AGREEMENTS

         On May 5, 2003, a License Agreement was entered into principally between Corvero Networks and XBridge Software. The License Agreement resulted in XBridge licensing to Corvero all of XBridge's right, title and interest in, and to a software program (and concomitant hardware platforms) which had been developed by XBridge and which were, collectively known as the "XBridge
Technology." This technology principally allows for the development, implementation and commercialization of XML integration solutions in the EBI and IP Telephony markets.

NOTE 9 - STOCK OPTION AND WARRANTS

         Under the terms of the Company's incentive stock option plans, officers and certain other employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. Options generally vest between two and four years and have a maximum of ten years. The Company issued 256,250 options during 2000 and 2001. At December 31, 2004 and 2003, there were 256,250 options outstanding. Compensation expense charged to operations in 2004 and 2003 is $0 and $0.

         In 2002 and 2003, the Company issued common stock warrants to individuals in connection with the Company's issuance of notes payable to the individuals. The warrants are exercisable upon issuance and have terms from 3 to 8 years. At December 31, 2004 and 2003, there were 115,217 stock warrants issued with an exercise price of $1.25.

                             XBRIDGE SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 - STOCK OPTION AND WARRANTS (continued)

         The following table sets forth the options and warrants outstanding as of December 31, 2003.

                                                                                            Weighted
                                                                     Option /                Average             Weighted
                                                                     Warrants               Exercise             Average
                                                                      Shares                  Price             Fair Value
                                                                ------------------      -----------------    ----------------
Options & warrants outstanding,
       December 31, 2002                                                   338,467      $               0.83
Granted, Exercise price more than fair value                                33,000                      1.25                0.01
Granted, Exercise price less than fair value                                     -                      -                   -
Expired                                                                          -                      -
Exercised                                                                        -                      -
                                                                ------------------
Options & warrants outstanding,
       December 31, 2003                                                   371,467      $               0.87
                                                                ==================      =================

         The following table sets forth the options and warrants outstanding as of December 31, 2004.

                                                                                            Weighted
                                                                     Option /                Average             Weighted
                                                                     Warrants               Exercise             Average
                                                                      Shares                  Price             Fair Value
                                                                ------------------      -----------------    ----------------
Options & warrants outstanding,
       December 31, 2003                                                   371,467      $               0.87
Granted, Exercise price more than fair value                                     -                      -                   -
Granted, Exercise price less than fair value                                     -                      -                   -
Expired                                                                          -                      -
Exercised                                                                        -                      -
                                                                ------------------
Options & warrants outstanding,
       December 31, 2004                                                   371,467      $               0.87
                                                                ==================      =================

                             XBRIDGE SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 - STOCK OPTION AND WARRANTS (continued)

         Exercise prices for optioned shares and warrants outstanding as of December 31, 2004 ranged from $0.01 to $1.25. A summary of these options by range of exercise prices is shown as follows:

                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life
------------------     ------------------    ---------------    ------------------     ---------------------    -----------------

$             0.01                 45,000    $          0.01                45,000     $                0.01         5 years
0.625                              30,000              0.625                30,000                     0.625         6 years
1.25                              296,467               1.25               296,467                      1.25       1 - 8 years

         The  Company's   stock  option  plans  provide  for   acceleration   of
exercisability of the options upon the occurrence of certain events relating to a change of control, merger, sale of assets or liquidation of the Company.

         The Company has elected to account for the options using FASB 123, "Accounting for Stock-Based Compensation", (FAS 123). FAS 123 requires that in the case of services provided by non-employees that the stock options be valued at the fair value of the services provided or the fair value of the options, whichever is more reliably measured. FAS 123 requires for services provided by employees that the stock options be valued by using an option valuation model.

NOTE 10 - SUBSEQUENT EVENTS

         On May 19, 2005, the Company entered into a merger agreement with Xbridge Software, Inc. The Company issued 4,150,000 shares of common stock to acquire Xbridge Software. Xbridge will be a wholly- owned subsidiary of the Company.

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

         On May 19, 2005, Xbridge Software, Inc., a Delaware corporation, merged into CNH Holdings Company, Inc., a Nevada corporation, with Xbridge Software, Inc. becoming a wholly- owned subsidiary of CNH Holdings Company, Inc. See "The Acquisition". The following unaudited pro forma condensed combined financial statements are based on the March 31, 2005 historical financial statements of CNH Holdings Company, Inc. and the December 31, 2004 historical financial statements of Xbridge Software, Inc. contained elsewhere herein, giving effect to the transaction under the purchase method of accounting, with CNH Holdings Company, Inc. treated as the acquiring entity for financial reporting purposes.

         The unaudited pro forma condensed combined balance sheet at March 31, 2005 presenting the financial position of the Surviving Corporation assumes the purchase occurred as of March 31, 2005. The unaudited pro forma condensed combined statement of operations for the year ended March 31, 2005 presents the results of operations of the Surviving Corporation, assuming the acquisition was completed on April 1, 2004.

         The unaudited pro forma condensed combined financial statements have been prepared by management of Xbridge Software, Inc. and CNH Holdings Company, Inc. based on the financial statements included elsewhere herein. The pro forma adjustments include certain assumptions and preliminary estimates as discussed in the accompanying notes and are subject to change. These pro forma statements may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future. These pro forma financial statements should be read in conjunction with the accompanying notes and the historical financial information of Xbridge Software, Inc. and CNH Holdings Company, Inc. (including the notes thereto) included in this Form. See "FINANCIAL STATEMENTS."

                   UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                                 MARCH 31, 2005


                                                               CNH                                                     Pro Forma
                                                             Holdings           XBridge           Pro Forma            Combined
                                                          Company, Inc.      Software, Inc.      Adjustments            Balance
                                                        ------------------ ------------------ -----------------    -----------------
ASSETS
  Cash                                                  $           38,632 $            3,992 $                  - $          42,624
  Accounts Receivable                                              359,123          1,854,190        (1,843,601)  B          369,712
  Other Receivable                                                  26,639             26,005                 -               52,644
  Inventory                                                         17,694                  -                 -               17,694
  Prepaid Expenses                                                   6,041 654                                -                6,695
  Receivable from XBridge                                          453,889                  -          (453,889)  B                -
                                                        ------------------ ------------------ -----------------    -----------------
     Total Current Assets                                          902,018          1,884,841        (2,297,490)             489,369
                                                        ------------------ ------------------ -----------------    -----------------

  Property and Equipment, Net                                      108,147             11,633                 -              119,780
  Investment in CNH Holdings                                             -            270,000          (270,000)  A                -
  Investment in Xbridge Software                                         -                  -           923,875   A
                                                                                                       (923,875)  B                -
  Intangible Assets, Net                                           339,515            149,747          (339,515)  A          149,747
                                                        ------------------ ------------------ -----------------    -----------------
     Total Assets                                       $        1,349,680 $        2,316,221 $      (2,907,005)   $         758,896
                                                        ================== ================== =================    =================

                   UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                                 MARCH 31, 2005
                                   (continued)


                                                               CNH                                                     Pro Forma
                                                             Holdings           XBridge           Pro Forma            Combined
                                                          Company, Inc.      Software, Inc.      Adjustments            Balance
                                                        ------------------ ------------------ -----------------    -----------------
LIABILITIES AND STOCKHOLDERS'
EQUITY
  Accounts Payable                                      $        1,920,725 $          223,215 $      (1,843,601)  B$        300,339
  Accrued Liabilities                                              154,977            304,861                 -             459,838
  Related Party Payables                                            80,179             96,412                 -             176,591
  Notes Payable                                                          -             27,500                 -              27,500
  Payable to CNH Holdings                                                -            453,889          (453,889)  B               -
  Deferred Tax Liability                                                 -              3,455            (3,455)  C               -
  Income Tax Payable                                                     -            283,014          (283,014)  C               -
  Current Portion of Long-Term Debt                                  3,032                  -                 -               3,032
                                                        ------------------ ------------------ -----------------    -----------------
     Total Current Liabilities                                   2,158,913          1,392,346        (2,583,959)            967,300

  Lease Obligation Payable                                           5,925                  -                 -               5,925
  Convertible Note                                               1,173,217                  -                 -           1,173,217
                                                        ------------------ ------------------ -----------------    -----------------
     Total Liabilities                                           3,338,055          1,392,346        (2,583,959)          2,146,442
                                                        ------------------ ------------------ -----------------    -----------------

Deferred Income                                                    103,775                  -                 -             103,775
                                                        ------------------ ------------------ -----------------    -----------------

Stockholders' Equity:
  Common Stock                                                       4,468             15,282             2,000   A
                                                                                                        (15,282)  B           6,468
  Additional Paid in Capital                                     1,245,325            657,286           276,375   A
                                                                                                       (657,286)  B       1,521,700
  Retained Earnings (Deficit)                                   (3,341,943)           251,307            35,985   A
                                                                                                       (251,307)  B
                                                                                                        286,469   C      (3,019,489)
                                                        ------------------ ------------------ -----------------    -----------------
     Total Stockholders' Equity (Deficit)                       (2,092,150)           923,875          (323,046)         (1,491,321)
                                                        ------------------ ------------------ -----------------    -----------------

     Total Liabilities and Stockholders' Equity         $        1,349,680 $        2,316,221 $      (2,907,005)   $        758,896
                                                        ================== ================== =================    =================





See accompanying notes to unaudited pro forma condensed combined financial statements.

                  UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                        FOR THE YEAR ENDED MARCH 31, 2005

                                                               CNH                                                     Pro Forma
                                                             Holdings           XBridge           Pro Forma            Combined
                                                          Company, Inc.     Software, Inc..      Adjustments            Balance
                                                        ------------------ ------------------ -----------------    -----------------

Revenues                                                $        1,322,675 $        1,405,340 $                  - $      2,728,015
Cost of Sales                                                      226,619                  -                 -             226,619
                                                        ------------------ ------------------ -----------------    -----------------

Gross Profit                                                     1,096,056          1,405,340                 -           2,501,396
                                                        ------------------ ------------------ -----------------    -----------------

Expenses:
   Sales & Marketing                                                54,742                  -                 -              54,742
   Software Consulting                                           2,672,029            421,768                 -           3,093,797
   General & Administrative                                        519,839            136,218                 -             656,057
                                                        ------------------ ------------------ -----------------    -----------------

          Total Operating Expenses                               3,246,610            557,986                 -           3,804,596
                                                        ------------------ ------------------ -----------------    -----------------

Net Operating Income (Loss)                                     (2,150,554)           847,354                 -          (1,303,200)

Other Income (Expense):
   Interest Income                                                   2,629                 39                                 2,688
   Interest Expense                                                (43,207)           (14,999)                -             (58,206)
                                                        ------------------ ------------------ -----------------    -----------------

Net Income (Loss) before income taxes                           (2,191,132)           832,394                 -          (1,358,718)

Income tax (expense) benefit
   Current federal tax                                                   -           (283,014)          283,014   A               -
   Deferred income tax                                                   -             (3,455)            3,455   A               -
                                                        ------------------ ------------------ -----------------    -----------------

Net income (loss)                                       $       (2,191,132)$          545,925 $         286,469          (1,358,718)
                                                        ------------------ ------------------ -----------------    -----------------

Loss per share                                          $           (0.54) $             0.39                      $         (0.21)
                                                        ================== ==================                      =================

Weighted average shares outstanding                              4,071,255          1,411,036                             6,467,938
                                                        ================== ==================                      =================









See accompanying notes to unaudited pro forma condensed combined financial statements.

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

(1)      GENERAL

         In the acquisition involving CNH Holdings Company, Inc. and Xbridge Software, Inc., Xbridge Software, Inc. was merged into CNH Holdings Company, Inc., with Xbridge Software becoming a wholly-owned subsidiary of CNH Holdings Company, Inc. Under the Plan of Merger, CNH Holdings Company, Inc. cancelled 2,150,000 shares of common stock held by Xbridge Software, Inc., and issued 4,150,000 shares of CNH Holdings Company, Inc. common stock to the shareholders of Xbridge Software, Inc. in exchange for 100 percent of the assets and liabilities of Xbridge Software, Inc.

(2)      FISCAL YEAR ENDS

         The unaudited pro forma condensed combined statements of operations for the year ended March 31, 2005, include CNH Holdings Company, Inc.'s and Xbridge Software, Inc.'s operations on a common fiscal year.

(3)      PRO FORMA ADJUSTMENTS

         The adjustments to the accompanying unaudited pro forma condensed combined balance sheet at June 30, 2004 are described below:

         A) Record acquisition of Xbridge Software, Inc. by cancelling 2,150,000 shares of CNH Holdings Company, Inc. common stock held by Xbridge Software, Inc., and issuing 4,150,000 shares of CNH Holdings Company, Inc. common stock to the shareholders of Xbridge Software, Inc. in exchange for 100 percent of the assets and liabilities of Xbridge Software, Inc.

         B) Record eliminating journal entries for intercompany balances.

         C) Eliminate income tax payable and deferred tax liability, since the consolidated entity will have a loss, thus no tax will be due, and to adjust retained earnings for the reduction in income tax expense.

         The adjustments to the accompanying unaudited pro forma condensed combined statement of operations at March 31, 2005:

         A) Eliminate federal tax expense and deferred income tax, since the consolidated entity will have a loss, thus no tax will be due.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          CHH HOLDINGS COMPANY

Dated: June 24, 2005                By  /S/     Derek P. Downs
                                    --------------------------------------------
                                    Derek P. Downs
                                    President and Director
                                    (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 24th day of June 2005.

Signatures                                     Title

/S/     Derek P. Downs
----------------------------------------------------------
Derek Downs                                 President and Director
                                            (Principal Executive Officer)


/S/     Cynthia A. Garr
---------------------------------------------------------------
Cynthia A. Garr           Interim C.F.O., Executive Vice-President of Corporate
                          Development, and Director
                          (Principal Financial Officer)


Gregory T. Royal          Executive Vice-President/Chief Technology Officer and
                                 Director