Form 10QSB
period 2005-06-30
CNH HOLDINGS CO
filed 2005-08-15
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005
                                                 ----------------

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

                     Nevada                          91-1944887
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2005 6,741,449


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                             (dba Cistera Networks)
                           CONSOLIDATED BALANCE SHEETS


                                                                                  (Unaudited)
                                                                                  June 30,           March 31,
                                                                                    2005                2005
                                                                             ------------------  ------------------
Current Assets:
   Cash                                                                      $          329,183  $           38,632
   Accounts Receivable                                                                  672,227             359,123
   Other Receivable                                                                           -              26,639
   Inventory                                                                             25,496              17,694
   Prepaid Expenses                                                                       7,342               6,041
   Receivable from XBridge                                                                    -             453,889
                                                                             ------------------  ------------------

      Total Current Assets                                                            1,034,248             902,018
                                                                             ------------------  ------------------

Fixed Assets:
   Computer Equipment                                                                   113,331              71,099
   Trade Show Booth & Fixtures                                                            7,756               7,756
   Office Equipment                                                                      61,781              53,776
   Property held under capital leases                                                    10,205              10,205
   Less Accumulated Depreciation                                                        (73,259)            (34,689)
                                                                             ------------------  ------------------

      Net Fixed Assets                                                                  119,814             108,147
                                                                             ------------------  ------------------

Intangible Assets:
   Licensing Rights                                                                           -             375,500
   Software Development                                                                 366,040                   -
   Less Amortization                                                                   (216,293)            (35,985)
                                                                             ------------------  ------------------

      Net Intangible Assets                                                             149,747             339,515
                                                                             ------------------  ------------------

Other Assets:
   Intellectual Property                                                              4,852,576                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $        6,156,385  $        1,349,680
                                                                             ==================  ==================

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                             (dba Cistera Networks)
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                                                 (Unaudited)
                                                                                   June 30,           March 31,
                                                                                    2005                2005
                                                                             ------------------  ------------------
Current Liabilities:
   Accounts Payable                                                          $          524,502  $        1,920,725
   Accrued Liabilities                                                                  276,168             154,977
   Related Party Payables                                                                92,905              80,179
   Notes Payable                                                                         50,000                   -
   Current portion of long-term debt                                                      3,171               3,032
                                                                             ------------------  ------------------
      Total Current Liabilities                                                         946,746           2,158,913
                                                                             ------------------  ------------------

Long-Term Liabilities
   Lease obligation payable                                                               5,098               5,925
   Convertible promissory notes                                                       1,196,689           1,173,217
                                                                             ------------------  ------------------
     Total Long-Term Liabilities                                                      1,201,787           1,179,142
                                                                             ------------------  ------------------

     Total Liabilities                                                                2,148,533           3,338,055
                                                                             ------------------  ------------------

Deferred Income                                                                         216,758             103,775
                                                                             ------------------  ------------------

Stockholders' Equity:
   Common Stock, Par value $.001
     Authorized 10,000,000 shares,
     Issued 6,741,449 shares at June 30, 2005 and
     4,467,938 shares at March 31, 2005                                                   6,742               4,469
   Paid-In Capital                                                                    7,264,474           1,245,324
   Retained Deficit                                                                  (3,480,122)         (3,341,943)
                                                                             ------------------  ------------------
      Total Stockholders' Equity                                                      3,791,094          (2,092,150)
                                                                             ------------------  ------------------

Total Liabilities and Stockholders' Equity                                   $        6,156,385  $        1,349,680
                                                                             ==================  ==================









                             See accompanying notes.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                             (dba Cistera Networks)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  For the Three Months Ended
                                                                                           June 30,
                                                                                   2005                2004
                                                                            ------------------  ------------------
Revenues                                                                    $          613,269  $          364,043
Cost of Goods Sold                                                                     110,616              71,970
                                                                            ------------------  ------------------

Gross Profit                                                                           502,653             292,073
                                                                            ------------------  ------------------

Expenses:
   Sales & Marketing                                                                    13,256               3,480
   Research & Development                                                              135,582                   -
   Software Consulting                                                                 257,933             459,751
   General & Administrative                                                            209,774              71,892
                                                                            ------------------  ------------------
      Total Expenses                                                                   616,545             535,123
                                                                            ------------------  ------------------

Other Income (Expenses)
   Interest Income                                                                         157                   -
   Interest Expense                                                                    (24,444)             (2,916)
                                                                            ------------------  ------------------

     Net Loss                                                               $         (138,179) $         (245,966)
                                                                            ==================  ==================

Basic & Diluted
Earnings (Loss) per Share                                                   $           (0.02)  $           (0.06)
                                                                            ==================  ==================

Weighted Average Shares                                                              5,675,430           4,268,805
                                                                            ==================  ==================








                             See accompanying notes.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                             (dba Cistera Networks)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         (Unaudited)
                                                                                  For the Three Months Ended
                                                                                           June 30,
                                                                                  2005                  2004
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                                    $         (138,179) $         (245,966)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Depreciation & Amortization                                                             15,057               6,573
Deferred Income                                                                        112,983              32,797
Stock issued for accrued liabilities                                                   521,424                   -
(Increase) Decrease in Accounts Receivable                                            (302,514)            (17,686)
(Increase) Decrease in Inventory                                                        (7,802)             (2,200)
(Increase) Decrease in Prepaid Expenses                                                      -              (1,072)
(Increase) Decrease in Xbridge Receivable                                             (569,525)             (2,288)
Increase (Decrease) in Accrued Liabilities                                             127,629              (8,878)
Increase (Decrease) in Accounts Payable                                                294,553             264,465
                                                                            ------------------  ------------------
   Net Cash Used in Operating Activities                                                53,626              25,745
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash acquired from XBridge                                                               2,834                   -
Purchase of Equipment                                                                   (7,221)             (5,147)
                                                                            ------------------  ------------------
   Net cash provided by Investing Activities                                            (4,387)             (5,147)
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on capital lease                                                                 (688)                  -
Sale of Common Stock                                                                   200,000                   -
Proceeds from loans                                                                     50,000              55,755
Payments made on shareholder loans                                                      (8,000)                  -
                                                                            ------------------  ------------------
   Net Cash Provided by Financing Activities                                           241,312              55,755
                                                                            ------------------  ------------------

Net (Decrease) Increase in Cash & Cash Equivalents                                     290,551              76,353
Cash and Cash Equivalents at Beginning of Period                                        38,632                 963
                                                                            ------------------  ------------------
Cash and Cash Equivalents at End of Period                                  $          329,183  $           77,316
                                                                            ==================  ==================

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                             (dba Cistera Networks)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                         (Unaudited)
                                                                                  For the Three Months Ended
                                                                                          June 30,
                                                                                  2005                 2004
                                                                            ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                  $                -  $                -
  Franchise and income taxes                                                $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Common Stock Exchanged for Licensing
Rights                                                                      $                -  $                -























                             See accompanying notes.

                       CNH HOLDINGS COMPANY AND SUBSIDIARY
                             (dba Cistera Networks)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Interim Reporting

         The unaudited financial statements as of June 30, 2005, and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On June 15, 1998, the Company acquired Southport Environmental and Development, Inc. This acquisition, however, was subsequently rescinded by agreement between the parties and made a formal order of the court effective April 19, 2000. This order put the Company in the position

                        CNH HOLDINGS COMPANY & SUBSIDIARY
                             (dba Cistera Networks)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

which it occupied at June 14, 1998, as if none of the actions which had occurred from that time to the date of rescission had transpired. On May 5, 2003, Corvero Networks, Inc., a Florida corporation, was formed by CNH Holdings Company as a wholly-owned subsidiary to acquire the use of certain technology known as the XBridge Technology. This technology has as its principal component the Corvero Convergence Platform. The acquisition was accomplished by entering into a license agreement with XBridge Software, Inc., a Delaware corporation. See Note 10, for detailed description of acquisition.

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

         On May 27, 2005, the Company merged with Xbridge Software, Inc. Xbridge will be a wholly-owned subsidiary of the Company.

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for CNH Holdings Company, Inc. & Subsidiaries (dba Cistera Networks) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

                        CNH HOLDINGS COMPANY & SUBSIDIARY
                             (dba Cistera Networks)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Principles of Consolidation

         The consolidated financial statements for the three months ended June 30, 2005 include the accounts of CNH Holdings Company, Inc. and its wholly-owned subsidiary XBridge Software, Inc. XBridge Software, Inc. was acquired by the Company on May 27, 2005.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant intercompany balances and transactions have been eliminated.

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

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at June 30, 2005 and March 31, 2005:

                        CNH HOLDINGS COMPANY & SUBSIDIARY
                             (dba Cistera Networks)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

                                                                  (Unaudited)
                                                                     June 30,          March 31,
                                                                       2005               2005
                                                                ------------------  -----------------
Computer Equipment                                              $          113,331  $          71,099
Trade Show Booth & Fixtures                                                  7,756              7,756
Office Equipment                                                            61,781             53,776
Property held under capital leases                                          10,205             10,205
Less accumulated depreciation                                              (73,259)           (34,689)
                                                                ------------------  -----------------

Total                                                           $          119,814  $         108,147
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

         Total depreciation expense for the three months ended June 30, 2005 and 2004 was $10,362 and $1,879, respectively.

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

         Diluted loss per common share for the three months ended June 30, 2005 is not presented as it would be anti-dilutive. At June 30, 2005, the total number of potentially dilutive common stock equivalents was 3,021,537. At June 30, 2004, there were no dilutive outstanding common stock equivalents.

                        CNH HOLDINGS COMPANY & SUBSIDIARY
                             (dba Cistera Networks)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Reclassification

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform with the 2005 presentation.

Deferred Income

         Deferred income represents contracts for certain revenue to be received in the future. The deferred income is recognized in subsequent years as services are rendered.

NOTE 3 - CONCENTRATION OF RISK

         As of June 30, 2005, the Company receives approximately 90% of its gross revenues from its top three re-sellers. The loss of these re-sellers would adversely impact the business of the Company.

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

                        CNH HOLDINGS COMPANY & SUBSIDIARY
                             (dba Cistera Networks)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 5 - LEASE COMMITMENT (continued)

         The minimum future lease payments under this lease for the next five years are:


         April 1, 2005 - March 31, 2006                   $       84,925
         April 1, 2006 - March 31, 2007                           87,057
         April 1, 2007 - March 31, 2008                           89,189
         April 1, 2008 - March 31, 2009                           91,321
         April 1, 2009 - November 30, 2009                        61,828
                                                          --------------
         Total minimum future lease payments              $      414,320
                                                          ==============

NOTE 6 - CAPITAL LEASE

         On October 20, 2004, the Company entered into an agreement with Dell Financial Services to lease five laptop computers and a laser printer. The lease is for a period of thirty-six months with a payment of approximately $369 per month. The Company has an end of lease purchase option of $1. The Company has capitalized a total of $10,205 under capital leases for the computers and printer in the financial statements. The assets are depreciated over their related lease terms. Depreciation of assets under capital leases is included in depreciation expense for the year ended June 30, 2005.

         The minimum future lease payments under this capital lease for the next five years are:


         July 1, 2005 - March 31, 2006                             3,321
         April 1, 2006 - March 31, 2007                            4,428
         April 1, 2007 - March 31, 2008                            2,583
         April 1, 2008 - March 31, 2009                                -
         April 1, 2009 - March 31, 2010                                -
                                                          --------------
         Total minimum lease payments                             11,439
         Less: Amount representing interest                       (1,375)
                                                          --------------
         Present value of net minimum
            lease payment                                 $        8,269
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

                        CNH HOLDINGS COMPANY & SUBSIDIARY
                             (dba Cistera Networks)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 7 - COMMON STOCK (continued)

         During the year ended March 31, 2005, the Company issued 150,000 shares of common stock to XBridge Software, Inc. for services valued at $270,000.

         In January 2005, the Company issued 359,580 shares of common stock for accrued liabilities of $419,986.

         On April 29, 2005, the Company issued 173,511 shares of common stock for accrued liabilities of $482,364.

         On May 27, 2005, the Company cancelled 2,150,000 shares of common stock previously issued to XBbridge Software, Inc. The Company then issued 4,150,000 shares of common stock in connection with the Company's merger with XBbridge Software, Inc. In the merger, the Company acquired all of the assets and liabilities of XBbridge Software, valued at a net of $782,245, and intellectual property valued at $4,852,576.

         On June 24, 2005, the Company issued 100,000 shares of common stock from the exercise of outstanding stock options.

NOTE 8 - NOTES PAYABLE

         On July 31, 2003, the Company received a loan for $12,000 from an unrelated third party. This is a convertible note, with an interest rate of 6% due August 1, 2005. On December 13, 2004, the principal amount of $12,000 and accrued interest of $1,000 were converted to convertible promissory notes (see
Note 11).

         On September 22, 2003, the Company received a loan for $75,000 from an unrelated third party. This is a convertible note, with interest at 8% due September 22, 2004. On December 13, 2004, the principal amount of $75,000 and accrued interest of $6,000 were converted to convertible promissory notes (see
Note 11).

         In June 2005, the Company received loans totaling $50,000. The notes are due May 30, 2006 and carry an interest rate of 6% per annum. At June 30, 2005, the total amount of principal and interest due on this note was $50,173.

NOTE 9 - RELATED PARTY PAYABLE

         On May 31, 2004, the Company received a loan from an officer of $55,755. The note carries an interest rate of 8% and is due December 31, 2005. At June 30, 2005, the total amount of principal and interest due on this note was $60,747.

                        CNH HOLDINGS COMPANY & SUBSIDIARY
                             (dba Cistera Networks)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 - RELATED PARTY PAYABLE (continued)

         On November 11, 2004, the Company received a loan from an officer of $20,000. The note carries an interest rate of 8% and is due November 1, 2005. At June 30, 2005, the total amount of principal and interest due on this note was $12,933.

         In July 2003, XBridge Software, Inc. received loans totaling $33,000 from shareholders. The loans are due on demand and carry on interest rate of 8% per annum. The Company acquired these loans as part of the acquisition of XBridge Software in May 2005. At June 30, 2005, total principal and interest due on these loans was $37,759.

NOTE 10 - ACQUISITIONS

         On May 5, 2003, a License Agreement was entered into principally between Corvero Networks and XBridge Software, although CNH Holdings Company was party to certain provisions. The License Agreement resulted in XBridge licensing to Corvero all of XBridge's right, title and interest in, and to a software program (and concomitant hardware platforms) which had been developed by XBridge and which were, collectively known as the "XBridge Technology." This technology principally allows for the development, implementation and commercialization of XML integration solutions in the EBI and IP Telephony markets. CNH Holdings Company subsequently issued 2,000,000 "restricted" common shares of its stock to XBridge as a licensing fee. On May 27, 2005, this acquisition was reversed as part of merger with Xbridge Software.

         On August 31, 2004, CNH Holdings Company absorbed its wholly-owned subsidiary Corvero Networks, Inc., and began operating as Cistera Networks. As of that date, all Corvero products adopted the Cistera name. All of Corvero's rights under the License Agreement dated May 5, 2003 passed to CNH Holdings Company dba Cistera Networks.

         On May 27, 2005, the Company merged with Xbridge Software, Inc. (Xbridge), with Xbridge becoming a wholly-owned subsidiary of the Company. The Company issued 2,000,000 shares of common stock to acquire the assets and liabilities of Xbridge. The net of assets and liabilities was valued at $782,245. The Company also acquired intellectual property valued at $4,852,576.

NOTE 11 - CONVERTIBLE DEBT

         Effective December 13, 2004, the Company issued and sold an aggregate of $1,146,000 in principal amount of Senior Unsecured Convertible Promissory Notes (the "notes"), and issued warrants to purchase 1,146,000 shares of our common stock, par value $0.001 per share (the "warrants"). Of the $1,146,000.00 in notes, $1,004,000 in principal amount of notes were issued for cash, and $142,000 in principal amount of notes were issued in connection with the cancellation of an equal amount of the Company's outstanding obligations. The total amount of principal and interest due at June 30, 2005 was $1,196,689.

                        CNH HOLDINGS COMPANY & SUBSIDIARY
                             (dba Cistera Networks)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 11 - CONVERTIBLE DEBT (continued)

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

         The warrants have a term of five years and are exercisable at an exercise price of $1.30 per share. Subject to an effective registration statement covering the resale of the shares of common stock issuable upon exercise of the Warrants, the Company may, upon thirty days prior written notice, redeem the warrants for $0.10 per share, in whole or in part, if our common stock closes with a bid price of at least $3.50 for any ten (10) out of fifteen (15) consecutive trading days. Because at that price it would be profitable for the warrant holders to exercise their warrants rather than to allow the redemption to proceed, we assume they would choose to exercise. However, there is no

                        CNH HOLDINGS COMPANY & SUBSIDIARY
                             (dba Cistera Networks)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 11 - CONVERTIBLE DEBT (continued)

assurance that our stock price will rise to the $3.50 per share redemption trigger price, or that all of the warrants will be exercised. We could raise an additional $143,722 if all of the other outstanding warrants were exercised..

NOTE 12 - STOCK OPTIONS

         During the year ended March 31, 2005, the Company issued 1,815,000 stock options to employees, contractors and other service providers to the Company. At March 31, 2005, no compensation expense had been recorded as the exercise price of the options was equal or greater than the fair market value of the stock. As of June 30, 2005, 1,015,000 of the total stock options are not exercisable, as they are not yet approved or registered.

         The following table sets forth the options outstanding as of June 30, 2005.

                                                                                            Weighted
                                                                     Option /                Average             Weighted
                                                                     Warrants               Exercise             Average
                                                                      Shares                  Price             Fair Value
                                                                ------------------      -----------------    ----------------
Options outstanding,
       March 31, 2005                                                    1,815,000      $               1.29                1.43
Granted, Exercise price more than fair value                                     -                      -                   -
Granted, Exercise price less than fair value                                     -                      -                   -
Expired                                                                          -                      -
Exercised                                                                 (100,000)                     -
                                                                ------------------
Options outstanding,
       June 30, 2005                                                     1,715,000      $               1.29
                                                                ==================      =================

         Exercise prices for optioned shares outstanding as of June 30, 2005 ranged from $1.10 to $2.00. A summary of these options by range of exercise prices is shown as follows:

                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life
------------------     ------------------    ---------------    ------------------     ---------------------    -----------------

$             1.10                635,000    $          1.10                     -     $                1.10        10 years
1.30                              380,000               1.30                     -                      1.30        10 years
2.00                              700,000               2.00               700,000                      2.00        10 years

                        CNH HOLDINGS COMPANY & SUBSIDIARY
                             (dba Cistera Networks)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

The Company believes that the shares claimed in this litigation were cancelled pursuant to a court judgment we received on June 28, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes that appear in this filing. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward- looking statements.

OVERVIEW

         The Company transitioned from the development stage and formally began marketing Enterprise Voice over Internet Protocol (VoIP) solutions in May 2003. The Company has demonstrated the ability to successfully execute in this emerging market and has gained market acceptance for the product line as evidenced by customer sales transactions and a growing demand for the solutions.

         The company provides IP network-based application appliances and services that add features and enhanced functionality to the telecommunications services used by large enterprises, small and mid-sized organizations, both in the commercial and public sector. Cistera's software- and hardware-based solutions are delivered on an open-architecture, component-based platform known as the Cistera Integrated Media Architecture(TM) (CIMA), which allows administrators to centrally manage advanced applications for Enterprise VoIP environments across large single-site and multi- site private voice/data networks. As of June 30, 2005, 125 customer installations had been completed, including customers in the financial services, healthcare, government, security services, retail and education vertical markets. DeVry University and Advanced Financial Services were just two of the customers added in this quarter.
Revenues for the quarter were $613,269 as compared to $364,043 for the same period in the last fiscal year.

         With over 300 systems shipped, the Company has developed a strong installation base and continues to invest in operations and support infrastructure. To continue the build-out of the reseller channel, the Company has also added marketing and channel sales support personnel, and invested in improved self-service web-based tools for the partners. This effort further readies the Company to scale to meet the growing demand for its products.

         Initially, Cistera Networks operated as a holding company, with primary operations being conducted by a subsidiary, Corvero Networks Inc. On August 31, 2004, the Company announced that it was simplifying its operating structure by absorbing its wholly-owned subsidiary Corvero Networks, Inc. As part of this restructuring process, CNH Holdings Company began operating under the name Cistera Networks. This phase of restructuring was successfully completed in the third quarter. As of May 27, the Company acquired XBridge Software, the developer of all of the intellectual property upon which Cistera Networks' products are based. The acquisition was completed through a merger of XBridge with a wholly owned subsidiary of CNH Holdings Company. Previously Cistera Networks held an exclusive license to market this intellectual property. Management believes that ownership of the Intellectual Property is critical to the Company's future. In addition, the acquisition eliminated fees associated with paying for outsourced services and reduced the overall time-to-market for products by centralizing the research and development teams into a single organization.

         As part of the restructuring plan, the Company announced the appointment of A. Katrina Roche as Chief Executive Officer on June 14. Roche has extensive experience in building and running global operations, and her appointment coincided with the Company's preparation for its launch of international sales. Derek P. Downs, who had served as President and Acting CEO since May of 2004, will continue to serve as President, focused on the field operations of the business.

         The final element of the corporate restructuring will occur with a legal change in the corporate name from CNH Holdings Company to Cistera Networks. Management expects to accomplish this in Q2 of FY 2006.

         As expected, the Company's revenues were insufficient to support operations and we sustained a net loss in this period. We supported operations with financing obtained from select private investors and a private placement in the third quarter of fiscal 2005. The net loss was $138,179 for first quarter 2006 as compared to a net loss of $245,966 for the same period last year.

         Currently, we offer new customers a variety of packaged applications, and platform tools for customized solutions. The Company's software and hardware solutions are marketed through a VAR channel, and directly to Fortune 500 customers. To ensure growth scalability, the VAR channel is being trained to deliver professional services for standard installations, which will allow the Company to focus on advanced professional services for complex installations.

         The Company's objective is to be the leading provider of IP communications appliances and advanced IP communications applications for businesses worldwide. To address the sizeable market opportunity, the management team is focused on a number of short and long-term challenges including: strengthening and extending the Company's solution offerings; adding new customers and expanding sales efforts into new territories; deepening relationships with existing customers, value- added resellers, and system integrators; and encouraging the development of third-party applications on the Cistera platform.

         Sales and marketing costs reflect seasonality, and traditionally have been lower than average during the Q1 period. For the first quarter of fiscal 2006, sales and marketing costs represented 21.6 percent of revenues, as compared to 9.6 percent for the same quarter last year. On an annual basis, we expect marketing and sales costs to track higher and that they will continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying customers, increase the sales and marketing programs to enable our VAR channel, build brand awareness and increase the number of web-based seminars and sponsored events. Sales and marketing expenses for fiscal year 2005, were
34.85 percent of our total revenues.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated statements of financial operations, in their entirety.

OVERVIEW OF RESULTS OF OPERATIONS FOR FIRST QUARTER FISCAL 2006, ENDED JUNE 30, 2005

         Revenues during the first quarter fiscal year 2006 ended June 30, 2005 were $613,269 as compared to $364,043 for first quarter of fiscal year 2005, representing an increase of 59.4 percent. The total number of paying customers increased to over 125 as of June 30, 2005 from three as of December 31, 2003, when the Company first began marketing its products.

         The Company has been selling applications in the emerging enterprise VoIP market for 21 months. As should be expected with an emerging company in an emerging market, revenues for year over year quarters show impressive growth. Importantly, growth in consecutive quarters is substantial as well. Revenues for Q1 of $613,269 were 46.7 percent higher than revenues of $286,167 reported for Q4 of 2005.

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

         Gross profit during the first quarter of fiscal year 2006 ended June 30, 2005 was $502,653, or 82 percent of revenues, and the operating loss for the same period was $113,892. Gross profit for the first quarter of fiscal year 2005 ended June 30, 2004 was $292,073, or 80.2 percent of revenues, and the operating loss for the same period was $243,040.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2005, the Company had cash, cash equivalents and short-term marketable securities of $329,183, as compared to $77,316 at June 30, 2004, accounts receivable of $672,227, as compared to $160,262 at June 30, 2004, and deferred revenue of $216,758, as compared to $58,353 at June 30, 2004.

         For a Company at this stage of development, sequential quarter comparisons can be instructive. At June 30, 2005, the Company had cash, cash equivalents and short-term marketable securities of $329,183, as compared to $38,632 at March 31, 2005, accounts receivable of $672,227, as compared to $359,123 at March 31, 2005, and deferred revenue of $216,758, as compared to $103,775 at March 31, 2005.

         From the start of operations in May 2003 through the end of fiscal 2005, operations were funded primarily through financing obtained from select private investors and a private placement in the third quarter of fiscal 2005.

         The Company does not have any special purpose entities, and other than operating leases for office space and computer equipment, which are described below, the Company does not engage in off-balance sheet financing arrangements. The Company does not currently have a bank line of credit.

         Future capital requirements will depend on many factors including: Rate of revenue growth; the expansion of marketing and sales activities; the timing and extent of spending to support product development efforts and expansion into new territories; the timing of introductions of new services and enhancements to existing services; and the continuing market acceptance of the Company's products and services. To the extent that existing cash and securities and cash from operations are insufficient to fund future activities, the Company will need to raise additional funds through public or private equity or debt financing. Although the Company is currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, the Company may enter into these types of arrangements in the future, which could also require additional equity or debt financing. Additional funds may not be available on terms favorable to the Company or at all.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of June 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

CNH Holdings Company
Registrant


DATE: August 15, 2005


/S/     A. Katrina Roche
---------------------------------------------------------
A. Katrina Roche
Chief Executive Officer
(Principal Executive Officer)


/S/     Derek P. Downs
-----------------------------------------------------
Derek P. Downs
Chief Executive Officer
(Principal Executive Officer)


/S/     Cynthia A. Garr
---------------------------------------------------------------
Cynthia A. Garr
Interim C.F.O., Executive Vice-President of Corporate Development, and Director (Principal Financial Officer)