Form 10QSB
period 2005-09-30
Cistera Networks, Inc.
filed 2005-11-15
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005
                                             ---------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
                         Commission file number 0-17304
                                               ---------

                             CISTERA NETWORKS, INC.
    -------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

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

                                 (972) 381-4699
                            Issuer's telephone number

                            CNH Holdings Company, Inc
(Former name, former address and former fiscal year, if changed since last report.)

         Check whether the issuer (1) filed all reports  required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes No X

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ----- No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2005 6,741,449


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                           CONSOLIDATED BALANCE SHEETS


                                                                               (Unaudited)
                                                                               September 30,          March 31,
                                                                                    2005                2005
                                                                             ------------------  ------------------
Current Assets:
   Cash                                                                      $          218,345  $           38,632
   Accounts Receivable                                                                  234,707             359,123
   Other Receivable                                                                           -              26,639
   Inventory                                                                             22,722              17,694
   Prepaid Expenses                                                                      14,659               6,041
   Receivable from XBridge                                                                    -             453,889
                                                                             ------------------  ------------------

      Total Current Assets                                                              490,433             902,018
                                                                             ------------------  ------------------

Fixed Assets:
   Computer Equipment                                                                   115,199              71,099
   Trade Show Booth & Fixtures                                                            8,592               7,756
   Office Equipment                                                                      69,921              53,776
   Property held under capital leases                                                    10,205              10,205
   Less Accumulated Depreciation                                                        (87,056)            (34,689)
                                                                             ------------------  ------------------

      Net Fixed Assets                                                                  116,861             108,147
                                                                             ------------------  ------------------

Intangible Assets:
   Licensing Rights                                                                           -             375,500
   Software Development                                                                 366,040                   -
   Less Amortization                                                                   (252,897)            (35,985)
                                                                             ------------------  ------------------

      Net Intangible Assets                                                             113,143             339,515
                                                                             ------------------  ------------------

Other Assets:
   Intellectual Property                                                              4,852,576                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $        5,573,013  $        1,349,680
                                                                             ==================  ==================

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                                               (Unaudited)
                                                                               September 30,          March 31,
                                                                                    2005                2005
                                                                             ------------------  ------------------
Current Liabilities:
   Accounts Payable                                                          $          549,191  $        1,920,725
   Accrued Liabilities                                                                  330,323             154,977
   Related Party Payables                                                                78,905              80,179
   Notes Payable                                                                         50,000                   -
   Current portion of long-term debt                                                      3,256               3,032
                                                                             ------------------  ------------------
      Total Current Liabilities                                                       1,011,675           2,158,913
                                                                             ------------------  ------------------

Long-Term Liabilities
   Lease obligation payable                                                               4,290               5,925
   Convertible promissory notes                                                       1,220,630           1,173,217
                                                                             ------------------  ------------------
     Total Long-Term Liabilities                                                      1,224,920           1,179,142
                                                                             ------------------  ------------------

     Total Liabilities                                                                2,236,595           3,338,055
                                                                             ------------------  ------------------

Deferred Income                                                                         248,213             103,775
                                                                             ------------------  ------------------

Stockholders' Equity:
   Common Stock, Par value $.001
     Authorized  50,000,000 and 10,000,00 shares at September 30, 2005 and March
     31, 2005 Issued 6,741,449 shares at September 30, 2005 and
     4,467,938 shares at March 31, 2005                                                   6,742               4,469
   Paid-In Capital                                                                    7,264,474           1,245,324
   Retained Deficit                                                                  (4,183,011)         (3,341,943)
                                                                             ------------------  ------------------
      Total Stockholders' Equity                                                      3,088,205          (2,092,150)
                                                                             ------------------  ------------------

Total Liabilities and Stockholders' Equity                                   $        5,573,013  $        1,349,680
                                                                             ==================  ==================








                             See accompanying notes.

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          For the Three Months Ended               For the Six Months Ended
                                                 September 30,                          September 30,
                                           2005                2004                2005                2004
                                     -----------------  ------------------  ------------------  ------------------
Revenues                             $         367,450  $          444,265  $          980,719  $          808,308
Cost of Goods Sold                             117,666              87,602             228,282             159,572
                                     -----------------  ------------------  ------------------  ------------------

Gross Profit                                   249,784             356,663             752,437             648,736
                                     -----------------  ------------------  ------------------  ------------------

Expenses:
   Sales & Marketing                            22,840                  89              36,096               3,569
   Research & Development                      122,478                   -             258,060                   -
   Software Consulting                         281,402                   -             539,335                   -
   General & Administrative                    500,768             909,222             710,542           1,440,865
                                     -----------------  ------------------  ------------------  ------------------
      Total Expenses                           927,488             909,311           1,544,033           1,444,434
                                     -----------------  ------------------  ------------------  ------------------

Other Income (Expenses)
   Interest Income                                 893                   -               1,050                   -
   Interest Expense                            (26,078)             (3,775)            (50,522)             (6,691)
                                     -----------------  ------------------  ------------------  ------------------

     Net Loss                        $        (702,889) $         (556,423) $         (841,068) $         (802,389)
                                     =================  ==================  ==================  ==================

Basic & Diluted
Earnings (Loss) per Share            $          (0.10)  $           (0.14)  $           (0.13)  $           (0.20)
                                     =================  ==================  ==================  ==================

Weighted Average Shares                      6,741,449           3,958,358           6,741,449           3,958,358
                                     =================  ==================  ==================  ==================










                             See accompanying notes.

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         (Unaudited)
                                                                                   For the Six Months Ended
                                                                                        September 30,
                                                                                   2005                 2004
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                                    $         (841,068) $         (802,389)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Depreciation & Amortization                                                             65,458              15,321
Deferred Income                                                                        144,438              50,619
Stock issued for accrued liabilities                                                   521,424                   -
(Increase) Decrease in Accounts Receivable                                             135,006             (99,174)
(Increase) Decrease in Inventory                                                        (5,028)             (3,375)
(Increase) Decrease in Prepaid Expenses                                                 (7,317)               (756)
(Increase) Decrease in Xbridge Receivable                                             (569,525)           (119,708)
Increase (Decrease) in Accrued Liabilities                                             212,930             321,173
Increase (Decrease) in Accounts Payable                                                312,036             652,079
                                                                            ------------------  ------------------
   Net Cash Used in Operating Activities                                               (31,646)             13,790
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash acquired from XBridge                                                               2,834                   -
Purchase of Equipment                                                                  (18,065)            (28,317)
                                                                            ------------------  ------------------
   Net cash provided by Investing Activities                                           (15,231)            (28,317)
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on capital lease                                                               (1,410)                  -
Sale of Common Stock                                                                   200,000                   -
Proceeds from loans                                                                     50,000              55,755
Payments made on shareholder loans                                                     (22,000)            (17,000)
                                                                            ------------------  ------------------
   Net Cash Provided by Financing Activities                                           226,590              38,755
                                                                            ------------------  ------------------

Net (Decrease) Increase in Cash & Cash Equivalents                                     179,713              24,228
Cash and Cash Equivalents at Beginning of Period                                        38,632                 963
                                                                            ------------------  ------------------
Cash and Cash Equivalents at End of Period                                  $          218,345  $           25,191
                                                                            ==================  ==================

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                         (Unaudited)
                                                                                   For the Six Months Ended
                                                                                         September 30,
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























                             See accompanying notes.

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Interim Reporting

         The unaudited financial statements as of September 30, 2005, and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

         On September 27, 2005, the Company changed its name from CNH Holdings Company to Cistera Networks, Inc.

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Cistera Networks, Inc. & Subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Principles of Consolidation

         The consolidated financial statements for the three and six months ended September 30, 2005 include the accounts of Cistera Networks, Inc. and its wholly-owned subsidiary XBridge Software, Inc. XBridge Software, Inc. was acquired by the Company on May 27, 2005.

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

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at September 30, 2005 and March 31, 2005:

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)


                                           (Unaudited)
                                          September 30,         March 31,
                                               2005               2005
                                        ------------------  -----------------
Computer Equipment                      $          115,199  $          71,099
Trade Show Booth & Fixtures                          8,592              7,756
Office Equipment                                    69,921             53,776
Property held under capital leases                  10,205             10,205
Less accumulated depreciation                      (87,056)           (34,689)
                                        ------------------  -----------------

Total                                   $          116,861  $         108,147
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

         Total depreciation expense for the six months ended September 30, 2005 and 2004 was $24,160 and $4,769, respectively.

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

         Diluted loss per common share for the six months ended September 30, 2005 is not presented as it would be anti-dilutive. At September 30, 2005, the total number of potentially dilutive common stock equivalents was 3,021,537. At September 30, 2004, there were no dilutive outstanding common stock equivalents.

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Reclassification

         Certain   reclassifications  have  been  made  in  the  2005  financial statements to conform with the September 30, 2005 presentation.

Deferred Income

         Deferred income represents contracts for certain revenue to be received in the future. The deferred income is recognized in subsequent years as services are rendered.

NOTE 3 - CONCENTRATION OF RISK

         As of September 30, 2005, the Company receives approximately 62% of its gross revenues from its top three re-sellers. This represents a decrease in concentration of business from the 90% reported in the 10K filed for the year ending 2005, and a decrease from the 90% reported for the quarter ended September 30, 2004. The loss of these re-sellers would adversely impact the business of the Company.

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

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 5 - LEASE COMMITMENT (continued)

         The minimum future lease payments under this lease for the next five years are:


         October 1, 2005 - March 31, 2006                 $       42,818
         April 1, 2006 - March 31, 2007                           87,057
         April 1, 2007 - March 31, 2008                           89,189
         April 1, 2008 - March 31, 2009                           91,321
         April 1, 2009 - November 30, 2009                        61,828
                                                          --------------
         Total minimum future lease payments              $      372,213
                                                          ==============

NOTE 6 - CAPITAL LEASE

         On October 20, 2004, the Company entered into an agreement with Dell Financial Services to lease five laptop computers and a laser printer. The lease is for a period of thirty-six months with a payment of approximately $369 per month. The Company has an end of lease purchase option of $1. The Company has capitalized a total of $10,205 under capital leases for the computers and printer in the financial statements. The assets are depreciated over their related lease terms. Depreciation of assets under capital leases is included in depreciation expense for the year ended September 30, 2005.

         The minimum future lease payments under this capital lease for the next five years are:


         October 1, 2005 - March 31, 2006                          2,214
         April 1, 2006 - March 31, 2007                            4,428
         April 1, 2007 - March 31, 2008                            2,953
         April 1, 2008 - March 31, 2009                                -
         April 1, 2009 - March 31, 2010                                -
                                                          --------------
         Total minimum lease payments                              9,595
         Less: Amount representing interest                       (2,048)
                                                          --------------
         Present value of net minimum
            lease payment                                 $        7,547
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

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

         Effective September 21, 2005, the Company's authorized shares were increased from 10 million shares to 50 million shares.

NOTE 8 - NOTES PAYABLE

         In June 2005, the Company received loans totaling $50,000. The notes are due May 30, 2006 and carry an interest rate of 6% per annum. At September 30, 2005, the total amount of principal and interest due on this note was $50,923.

NOTE 9 - RELATED PARTY PAYABLE

         On May 31, 2004, the Company received a loan from an officer of $55,755. The note carries an interest rate of 8% and is due December 31, 2005. At September 30, 2005, the total amount of principal and interest due on this note was $60,747.

         On November 11, 2004, the Company received a loan from an officer of $20,000. The note carries an interest rate of 8% and is due November 1, 2005. At September 30, 2005, the total amount of principal and interest due on this note was $0.

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 - RELATED PARTY PAYABLE (continued)

         In July 2003, XBridge Software, Inc. received loans totaling $33,000 from shareholders. The loans are due on demand and carry on interest rate of 8% per annum. The Company acquired these loans as part of the acquisition of XBridge Software in May 2005. At September 30, 2005, total principal and interest due on these loans was $31,040.

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

NOTE 11 - CONVERTIBLE DEBT

         Effective December 13, 2004, the Company issued and sold an aggregate of $1,146,000 in principal amount of Senior Unsecured Convertible Promissory Notes (the "notes"), and issued warrants to purchase 1,146,000 shares of our common stock, par value $0.001 per share (the "warrants"). Of the $1,146,000.00 in notes, $1,004,000 in principal amount of notes were issued for cash, and $142,000 in principal amount of notes were issued in connection with the cancellation of an equal amount of the Company's outstanding obligations. The total amount of principal and interest due at September 30, 2005 was $1,220,630.

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 11 - CONVERTIBLE DEBT (continued)

assurance that our stock price will rise to the $3.50 per share redemption trigger price, or that all of the warrants will be exercised.

NOTE 12 - STOCK OPTIONS

         The Company issued no new stock options during the quarter ended September 30, 2005.

         During the year ended March 31, 2005, the Company issued 1,815,000 stock options to employees, contractors and other service providers to the Company. At March 31, 2005, no compensation expense had been recorded as the exercise price of the options was equal or greater than the fair market value of the stock. As of September 30, 2005, 1,015,000 of the total stock options are not exercisable, as they are not yet approved or registered.

         The following table sets forth the options outstanding as of September 30, 2005.


                                                                           Weighted
                                                    Option /                Average             Weighted
                                                    Warrants               Exercise             Average
                                                     Shares                  Price             Fair Value
                                               ------------------      -----------------    ----------------
Options outstanding,
       March 31, 2005                                   1,815,000      $               1.29                1.43
Granted, Exercise price more than fair value                    -                      -                   -
Granted, Exercise price less than fair value                    -                      -                   -
Expired                                                         -                      -
Exercised                                                (100,000)                     -
                                               ------------------
Options outstanding,
       September 30, 2005                               1,715,000      $               1.29
                                               ==================      =================

         Exercise prices for optioned shares outstanding as of September 30, 2005 ranged from $1.10 to $2.00. A summary of these options by range of exercise prices is shown as follows:

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

                                       CISTERA NETWORKS, INC. AND SUBSIDIARY
                                       (Formerly CNH Holdings Company, Inc.)
                                           NOTES TO FINANCIAL STATEMENTS
                                                    (continued)

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

OVERVIEW

         The Company transitioned from the development stage and formally began marketing IP Telephony products in May 2003. The Company has demonstrated the ability to successfully execute in this emerging market and has gained market acceptance for the product line as evidenced by customer sales transactions.
         Initially, Cistera Networks operated as a holding company, with primary operations being conducted by a subsidiary, Corvero Networks Inc. On August 31, 2004, the Company announced that it was simplifying its operating structure by absorbing its wholly-owned subsidiary Corvero Networks, Inc. As part of this restructuring process, CNH Holdings Company began operating under the name Cistera Networks. This phase of restructuring was successfully completed in the third quarter. As of May 27, the Company acquired XBridge Software, the developer of all of the intellectual property upon which Cistera Networks' products are based, through a merger of XBridge with a wholly owned subsidiary of CNH Holdings Company. Previously Cistera Networks held an exclusive license to market this intellectual property (IP).

         The final element of the corporate restructuring occurred when the corporate name changed from CNH Holdings Company to Cistera Networks was declared effective and announced on September 27, 2005. Concurrent with that change, the authorized shares were increased from 10 million to 50 million shares and the OTC Bulletin Board stock symbol was changed from CNHC to CNWT.

         During the fiscal year 2006, second quarter, ending September 30, 2005, Cistera Networks has continued to pursue its plan to enter the market for IP Telephony applications. The Company has continued to focus on building a distribution channel as the primary objective. Substantial time, financial and personnel resources were committed to finalizing an exclusive distribution agreement in Europe with Comstor, a division of Westcon Group, Inc., and to introducing the Cistera products to the Comstor sales force. The agreement was announced on September 13. Comstor, which is the largest distributor of Cisco IPT solutions to the European market will distribute, resell, support and maintain all Cistera products in Europe. Management believes that this approach will provide a 24 month competitive advantage by allowing the company to leverage Comstor's existing channel infrastructure, including their existing relationships with Value-Added Resellers and their key local language expertise, to immediately establish the Cistera presence in the European market.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated statements of financial operations, in their entirety.

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004.

         For the three and six months ended September 30, 2005, the Company had total revenues of $367,450 and $980,719 respectively. For the three and six months ended September 30, 2004, the Company had total revenues of $444,265 and $808,308 respectively.

         The Company has been selling applications in the emerging IPT market for 25 months. As should be expected with an emerging company in an emerging market, revenues are somewhat unpredictable, and can be impacted by outside events. Substantial pending installations for the City of New Orleans and New
Orleans Independent School District that were programmed for the quarter were postponed indefinitely by hurricane Katrina. In addition, sales for customers in Mississippi were also delayed. The Company also had a number of opportunities with Independent School Districts (ISDs), that were delayed because prospects were waiting to see successful customer installations of the ZoneController(TM), a new product offering from the Company. The installations had some delays, but were successfully completed subsequent to the end of the September quarter. Gross margins were still strong at just under 70%, even though they were lower than past reporting periods. This is primarily attributed to initial costs associated with the establishment of distribution channels for international fulfillment.
         The Company had a net loss of $702,889 and $841,068 for the three and six months ended September 30, 2005, compared to a net loss of $556,423 and $802,389 for the three and six months ended September 30, 2004. The increase in the loss can be attributed to higher operating expenses, particularly those associated with the launch of the Comstor Distribution Agreement, including building channel inventory positions in advance of sales, and with increased investment in building out the channel enablement infrastructure. The Company believes this investment into the channel enablement infrastructure to be critical in the success of the growth of the Company, and expects these investments to establish the foundation for driving increased revenues.

         The Company had significant investment into Research and Development of $122,478 and $258,060 for the three and six months ended September 30, 2005. The Company has continued to innovate to ensure competitive advantage in the marketplace. The Company did not breakout R&D expenses separately in previous reporting periods, but does so now.

         General and Administrative expenses for the three and six months ended September 30, 2005 were $500,768 and $710,542 compared to $909,222 and
$1,440,865 for the three and six months ended September 30, 2004.

         Interest expenses for the three and six months ended September 30, 2005 were $26,078 and $50,522 compared to $3,775 and $6,691 for the corresponding periods in 2004. The increase was largely due to the Private Placement that the Company closed in December 2004 (see Note 11).

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2005, the Company had current assets of $490,432 and total assets of $5,573,012 as compared to current assets of $902,018 and total assets of $1,349,680 at March 31, 2005 (fiscal year end 2005). The Company had a net working capital deficit of $521,242 and $1,256,895 respectively as of September 30, 2005 and March 31, 2005.

         As of September 30, 2005, we had an accumulated deficit of $4,183,011. We expect to continue to incur net operating losses in the near term. We believe our strategy of partnering with tier one IPT resellers such as Comstor, and utilizing their existing sales infrastructures will best support our sales growth. Therefore, the company is currently finalizing similar partnerships with two major resellers in North America.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of September 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         Exhibit  No. Exhibit

         3        Articles of Incorporation (1)
         3.2      Bylaws (1)
         3.1      Amended Articles of Incorporation (1)
         10.1     License Agreement (2)
         31.1     Certification  Pursuant to Section  302 of the  Sarbanes-Oxley
                  Act of 2002
         31.2     Certification  Pursuant to Section  302 of the  Sarbanes-Oxley
                  Act of 2002
         31.3     Certification  Pursuant to Section  302 of the  Sarbanes-Oxley
                  Act of 2002
         32.1     Certification  Pursuant to Section  302 of the  Sarbanes-Oxley
                  Act of 2002
         32.2     Certification  Pursuant to Section  302 of the  Sarbanes-Oxley
                  Act of 2002
         32.3     Certification  Pursuant to Section  302 of the  Sarbanes-Oxley
                  Act of 2002

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

Cistera Networks, Inc.
Registrant


DATE: November 14, 2005


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