Form 10QSB
period 2005-12-31
Cistera Networks, Inc.
filed 2006-02-16
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2005
                                               --------------------

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

         Check whether the issuer (1) filed all reports  required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 31, 2005 7,999,441


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                 December 31,         March 31,
                                                                                    2005                2005
                                                                             ------------------  ------------------
Current Assets:
   Cash                                                                      $           96,304  $           38,632
   Accounts Receivable                                                                  187,084             359,123
   Other Receivable                                                                      24,427              26,639
   Inventory                                                                             21,252              17,694
   Prepaid Expenses                                                                      12,663               6,041
   Receivable from XBridge                                                                    -             453,889
                                                                             ------------------  ------------------

      Total Current Assets                                                              341,730             902,018
                                                                             ------------------  ------------------

Fixed Assets:
   Computer Equipment                                                                   117,496              71,099
   Trade Show Booth & Fixtures                                                            8,774               7,756
   Office Equipment                                                                      72,880              53,776
   Property held under capital leases                                                    10,205              10,205
   Less Accumulated Depreciation                                                       (100,109)            (34,689)
                                                                             ------------------  ------------------

      Net Fixed Assets                                                                  109,246             108,147
                                                                             ------------------  ------------------

Intangible Assets:
   Licensing Rights                                                                           -             375,500
   Intellectual Property                                                              4,852,576                   -
   Software Development                                                                 366,039                   -
   Less Amortization                                                                   (478,212)            (35,985)
                                                                             ------------------  ------------------

      Net Intangible Assets                                                           4,740,403             339,515
                                                                             ------------------  ------------------

Total Assets                                                                 $        5,191,379  $        1,349,680
                                                                             ==================  ==================

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                                                (Unaudited)
                                                                                December 31,          March 31,
                                                                                    2005                2005
                                                                             ------------------  ------------------
Current Liabilities:
   Accounts Payable                                                          $          534,712  $        1,920,725
   Accrued Liabilities                                                                  404,169             154,977
   Related Party Payables                                                                78,477              80,179
   Notes Payable                                                                         40,000                   -
   Current portion of deferred income                                                   104,846                   -
   Current portion of long-term debt                                                      3,468               3,032
                                                                             ------------------  ------------------
      Total Current Liabilities                                                       1,165,672           2,158,913
                                                                             ------------------  ------------------

Long-Term Liabilities
   Lease obligation payable                                                               3,321               5,925
   Convertible promissory notes                                                         324,179           1,173,217
   Deferred income                                                                      134,591             103,775
                                                                             ------------------  ------------------
     Total Long-Term Liabilities                                                        462,091           1,282,917
                                                                             ------------------  ------------------

     Total Liabilities                                                                1,627,763           3,441,830
                                                                             ------------------  ------------------

Stockholders' Equity:
   Common Stock, Par value $.001
     Authorized  50,000,000 and 10,000,00  shares at December 31, 2005 and March
     31, 2005 Issued 7,999,441 shares at December 31, 2005 and
     4,467,938 shares at March 31, 2005                                                   7,999               4,469
   Paid-In Capital                                                                    8,614,690           1,245,324
   Retained Deficit                                                                  (5,059,073)         (3,341,943)
                                                                             ------------------  ------------------
      Total Stockholders' Equity                                                      3,563,616          (2,092,150)
                                                                             ------------------  ------------------

Total Liabilities and Stockholders' Equity                                   $        5,191,379  $        1,349,680
                                                                             ==================  ==================








                             See accompanying notes.

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          For the Three Months Ended              For the Nine Months Ended
                                                 December 31,                            December 31,
                                           2005                2004                2005                2004
                                     -----------------  ------------------  ------------------  ------------------
Revenues                             $         329,699  $          228,199  $        1,310,418  $        1,036,507
Cost of Goods Sold                              92,092              53,938             320,374             213,510
                                     -----------------  ------------------  ------------------  ------------------

Gross Profit                                   237,607             174,261             990,044             822,997
                                     -----------------  ------------------  ------------------  ------------------

Expenses:
   Sales & Marketing                           378,745                   -             414,841               3,569
   Research & Development                      130,688                   -             388,748                   -
   Software Consulting                         195,249             357,444             734,584           1,572,063
   General & Administrative                    364,429             201,031           1,066,165             427,277
                                     -----------------  ------------------  ------------------  ------------------
      Total Expenses                         1,069,111             558,475           2,604,338           2,002,909
                                     -----------------  ------------------  ------------------  ------------------

Other Income (Expenses)
   Interest Income                                 397               1,310               1,448               1,310
   Interest Expense                            (53,763)             (7,024)           (104,285)            (13,715)
                                     -----------------  ------------------  ------------------  ------------------

     Net Loss                        $        (884,870) $         (389,928) $       (1,717,131) $       (1,192,317)
                                     =================  ==================  ==================  ==================

Basic & Diluted
Earnings (Loss) per Share            $          (0.11)  $           (0.10)  $           (0.22)  $           (0.31)
                                     =================  ==================  ==================  ==================

Weighted Average Shares                      7,999,441           3,958,358           7,999,441           3,958,358
                                     =================  ==================  ==================  ==================










                             See accompanying notes.

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         (Unaudited)
                                                                                  For the Nine Months Ended
                                                                                         December 31,
                                                                                   2005                 2004
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                                    $       (1,717,131) $       (1,192,317)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Depreciation & Amortization                                                            303,826              33,861
Deferred Income                                                                        135,662              94,590
Accrued interest converted to convertible debt                                               -               7,000
Accrued expenses converted to convertible debt                                               -              48,000
Stock issued for accrued interest                                                       87,392                   -
Stock issued for accrued liabilities                                                   543,004                   -
(Increase) Decrease in Accounts Receivable                                             158,202             (40,640)
(Increase) Decrease in Other Receivable                                                      -             (10,673)
(Increase) Decrease in Inventory                                                        (3,558)             (4,762)
(Increase) Decrease in Prepaid Expenses                                                 (5,321)             (3,210)
(Increase) Decrease in Xbridge Receivable                                             (569,525)           (215,561)
Increase (Decrease) in Related Party Payables                                             (428)                   -
Increase (Decrease) in Accrued Liabilities                                             249,329             444,106
Increase (Decrease) in Accounts Payable                                                297,557             672,272
                                                                            ------------------  ------------------
   Net Cash Used in Operating Activities                                              (520,991)           (167,334)
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash acquired from XBridge                                                               2,834                   -
Purchase of Equipment                                                                  (23,504)           (100,731)
                                                                            ------------------  ------------------
   Net cash provided by Investing Activities                                           (20,670)           (100,731)
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital lease                                                                                -              10,205
Payments on capital lease                                                               (2,167)               (434)
Sale of Common Stock                                                                   583,500                   -
Cash received from convertible debt                                                          -           1,029,000
Proceeds from loans                                                                     50,000              75,755
Payments made on shareholder loans                                                     (32,000)            (17,000)
                                                                            ------------------  ------------------
   Net Cash Provided by Financing Activities                                           599,333           1,097,526
                                                                            ------------------  ------------------

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                         (Unaudited)
                                                                                  For the Nine Months Ended
                                                                                          December 31,
                                                                                    2005               2004
                                                                            ------------------  ------------------
Net (Decrease) Increase in Cash & Cash Equivalents                                      57,672             829,461
Cash and Cash Equivalents at Beginning of Period                                        38,632                 963
                                                                            ------------------  ------------------
Cash and Cash Equivalents at End of Period                                  $           96,304  $          830,424
                                                                            ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                  $                 - $                -
  Franchise and income taxes                                                $                 - $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         On December 31, 2005, the Company issued 946,392 shares of stock due to the conversion of note principal and interest from private placement fund holders. The amount of principal represented by these shares was $859,000. The amount of accrued interest represented by these shares was $87,392.













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

Interim Reporting

         The unaudited financial statements as of December 31, 2005, and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On June 15, 1998, the Company acquired Southport Environmental and Development, Inc. This acquisition, however, was subsequently rescinded by agreement between the parties and made a formal order of the court effective April 19, 2000. This order put the Company in the position

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

which it occupied at June 14, 1998, as if none of the actions which had occurred from that time to the date of rescission had transpired. On May 5, 2003, Corvero Networks, Inc., a Florida corporation, was formed by CNH Holdings Company as a wholly-owned subsidiary to acquire the use of certain technology known as the XBridge Technology. This technology was then utilized as a principal component of the Corvero Convergence Platform. The acquisition was accomplished by entering into a license agreement with XBridge Software, Inc., a Delaware corporation. See Note 10, for detailed description of acquisition.

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

         On May 27, 2005, the Company acquired XBridge Software, Inc. through a merger between XBridge and a Company subsidiary. XBridge will continue to be a wholly-owned subsidiary of the Company.

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

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Principles of Consolidation

         The consolidated financial statements for the three and nine months ended December 31, 2005 include the accounts of Cistera Networks, Inc. and its wholly-owned subsidiary XBridge Software, Inc. XBridge Software, Inc. was acquired by the Company on May 27, 2005.

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

Fixed Assets

         Fixed assets are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at December 31, 2005 and March 31, 2005:

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)


                                             (Unaudited)
                                             December  31,
                                             March 31,
                                                 2005               2005
                                          ------------------  -----------------
Computer Equipment                        $          117,496  $          71,099
Trade Show Booth & Fixtures                            8,774              7,756
Office Equipment                                      72,880             53,776
Property held under capital leases                    10,205             10,205
Less accumulated depreciation                       (100,109)           (34,689)
                                          ------------------  -----------------

Total                                     $          109,246  $         108,147
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

         Total depreciation expense for the nine months ended December 31, 2005 and 2004 was $37,213 and $18,614, respectively.

Intangible Assets

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

         Intangible Assets consisted of the following at December 31, 2005 and March 31, 2005:

                                            December 31,         March 31,
           Intangible Asset                     2005               2005            Amortization Period
---------------------------------------  ------------------  -----------------   ------------------------
Licensing Rights                         $                -  $         375,500           20 Years
Intellectual Property                             4,852,576                  -           15 Years
Software Development                                366,039                  -           4 Years
Less accumulated amortization                      (478,212)           (35,985)
                                         ------------------  -----------------

Total                                    $        4,740,403  $         339,515
                                         ==================  =================

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

         Software development costs include all development costs incurred after the Company's software became "technologically feasible". Prior to the software reaching that stage, all development costs were expensed as incurred. Once the software was developed to the point of being ready for sale, the Company began amortizing the costs over the term of the license agreement it entered into, 4 years. The software development costs were acquired in the acquisition of XBridge Software, Inc.

         On May 27, 2005, the Company issued 2,000,000 shares of common stock to acquire the assets and liabilities of XBridge Software, Inc. The shares were valued at the market price on the effective date of the acquisition, which was $2.65 per share. The Company acquired net assets valued at $782,245 and intellectual property valued at $4,852,576. The Company has determined that the intellectual property has a useful life of 15 years, and is using straight-line amortization.

         Total amortization expense for the nine months ended December 31, 2005 and 2004 was $266,613 and $14,081, respectively.

         The estimated amortization for the next five years is as follows:


            2006                             $           400,047
            2007                                         323,508
            2008                                         323,508
            2009                                         323,508
            2010                                         323,508
                                             -------------------
           Total                             $         1,694,079
                                             ===================

Earnings (Loss) per Share

         Basic earnings (loss) per share has been computed by dividing the earnings for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         Diluted loss per common share for the nine months ended December 31, 2005 is not presented as it would be anti-dilutive. At December 31, the total number of potentially dilutive common stock equivalents was 2,882,186. At December 31, 2004, the total number of potentially dilutive common stock equivalents was 3,096,584.

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Reclassification

         Certain   reclassifications  have  been  made  in  the  2005  financial statements to conform with the December 31, 2005 presentation.

Deferred Revenue

         Deferred revenue represents contracts for certain revenue to be received in the future. The deferred revenue is recognized in subsequent years as services are rendered.

NOTE 3 - CONCENTRATION OF RISK

         As of December 31, 2005, the Company receives approximately 54% of its gross revenues from its top three re-sellers. This represents a decrease in concentration of business from the 90% reported in the 10KSB filed for the year ending March 31, 2005. The loss of these re-sellers would adversely impact the business of the Company.

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

NOTE 5 - LEASE COMMITMENT

         The Company currently leases approximately 4,264 square feet of office space at 17304 Preston Road, Suite 975, Dallas, Texas from Memshalah Realty. The lease payments are approximately $7,195 per month and the lease expires November 30, 2009. This office space is used as the Corporate Headquarters.

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 5 - LEASE COMMITMENT (continued)

         The minimum future lease payments under this lease for the next five years are:


         January 1, 2006 - March 31, 2006                 $       21,587
         April 1, 2006 - March 31, 2007                           87,057
         April 1, 2007 - March 31, 2008                           89,189
         April 1, 2008 - March 31, 2009                           91,321
         April 1, 2009 - November 30, 2009                        61,828
                                                          --------------
         Total minimum future lease payments              $      350,982
                                                          ==============

NOTE 6 - CAPITAL LEASE

         On October 20, 2004, the Company entered into an agreement with Dell Financial Services to lease five laptop computers and a laser printer. The lease is for a period of thirty-six months with a payment of approximately $369 per month. The Company has an end of lease purchase option of $1. The Company has capitalized a total of $10,205 under capital leases for the computers and printer in the financial statements. The assets are depreciated over their related lease terms. Depreciation of assets under capital leases is included in depreciation expense for the year ended December 31, 2005.

         The minimum future lease payments under this capital lease for the next five years are:


         January 1, 2006 - March 31, 2006                  $       1,107
         April 1, 2006 - March 31, 2007                            4,428
         April 1, 2007 - March 31, 2008                            2,953
         April 1, 2008 - March 31, 2009                                -
         April 1, 2009 - March 31, 2010                                -
                                                          --------------
         Total minimum lease payments                              8,488
         Less: Amount representing interest                       (1,698)
                                                          --------------
         Present value of net minimum
            lease payment                                 $        6,790
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

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 7 - COMMON STOCK (continued)

         In January 2005, the Company issued 359,580 shares of common stock for accrued liabilities of $419,986. During the year ended March 31, 2005, the Company issued 150,000 shares of common stock to XBridge Software, Inc. for services valued at $270,000.

         On April 29, 2005, the Company issued 173,511 shares of common stock for accrued liabilities of $482,364.

         On May 27, 2005, the Company issued 4,150,000 shares of common stock to the shareholders of XBridge Software, Inc. and cancelled 2,150,000 shares then held by XBridge, in connection with the Company's merger with XBridge Software, Inc. In the merger, the Company acquired all of the assets and liabilities of XBridge Software, valued at a net of $782,245, and intellectual property valued at $4,852,576.

         On June 24, 2005, the Company issued 100,000 shares of common stock from the exercise of outstanding stock options.

         Effective September 21, 2005, the Company's authorized shares were increased from 10 million shares to 50 million shares.

         On December 31, 2005, the Company issued 311,600 shares of stock in connection with the exercise of warrants issued in the 2004 private placement of notes and warrants.

         On December 31, 2005, the Company issued 946,392 shares of stock upon conversion of certain outstanding notes issued in the 2004 private placement. The amount of principal represented by these shares was $859,000. The amount of accrued interest represented by these shares was $87,392. These notes converted at $1.00 per share.

NOTE 8 - NOTES PAYABLE

         In June 2005, the Company received loans totaling $50,000. The notes are due May 30, 2006 and carry an interest rate of 8% per annum. At December 31, 2005, the total amount of principal and interest due on this note was $41,626.

NOTE 9 - RELATED PARTY PAYABLE

         On May 31, 2004, the Company received a loan from an officer of $55,755. The note carries an interest rate of 8% and is due December 31, 2005. At December 31, the total amount of principal and interest due on this note was $59,935.

         On November 11, 2004, the Company received a loan from an officer of $20,000. The note carried an interest rate of 8% and was due November 1, 2005. At December 31, 2005, the total amount of principal and interest due on this note was $0.

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 - RELATED PARTY PAYABLE (continued)

         In July 2003, XBridge Software, Inc. received loans totaling $33,000 from shareholders. The loans are due on demand and carry on interest rate of 8% per annum. The Company acquired these loans as part of the acquisition of XBridge Software in May 2005. At December 31, 2005, total principal and interest due on these loans was $31,550.

NOTE 10 - ACQUISITIONS

         On May 5, 2003, a License Agreement was entered into principally between Corvero Networks and XBridge Software, although CNH Holdings Company was party to certain provisions. The License Agreement resulted in XBridge licensing to Corvero all of XBridge's right, title and interest in, and to a software program (and concomitant hardware platforms) which had been developed by XBridge and which were, collectively known as the "XBridge Technology." This technology principally allows for the development, implementation and commercialization of XML integration solutions in the EBI and IP Telephony markets. CNH Holdings Company subsequently issued 2,000,000 "restricted" common shares of its stock to XBridge as a licensing fee. Due to the XBridge merger, this agreement has been cancelled. Cistera Networks, Inc. owns the intellectual property developed and licensed under XBridge Software, In

         On August 31, 2004, CNH Holdings Company absorbed its wholly-owned subsidiary Corvero Networks, Inc., and began operating as Cistera Networks. As of that date, all Corvero products adopted the Cistera name. All of Corvero's rights under the License Agreement dated May 5, 2003 passed to CNH Holdings Company dba Cistera Networks.

         On May 27, 2005, the Company issued 2,000,000 new shares of common stock to acquire the assets and liabilities of XBridge Software, Inc. The shares were valued at the market price on the effective date of the acquisition, which was $2.65 per share. The Company acquired net assets valued at $782,245 and intellectual property valued at $4,852,576.

NOTE 11 - CONVERTIBLE DEBT

         Effective December 13, 2004, the Company issued and sold an aggregate of $1,146,000 in principal amount of Senior Unsecured Convertible Promissory Notes (the "notes"), and issued warrants to purchase 1,146,000 shares of our common stock, par value $0.001 per share (the "warrants"). Of the $1,146,000.00 in notes, $1,004,000 in principal amount of notes were issued for cash, and $142,000 in principal amount of notes were issued in connection with the cancellation of an equal amount of the Company's outstanding obligations. The total amount of principal and interest due at December 31, 2005 was $1,270,586. At December 31, 2005, a number of note holders opted to convert their debt as provided in their note agreements. The total number of shares issued due to this conversion was 946,392. The amount of principal represented by these shares was $859,000. The amount of accrued interest represented by these shares was $87,392. These notes converted at $1.00 per share.

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

         The warrants have a term of five years and are exercisable at an exercise price of $1.30 per share. Subject to an effective registration statement covering the resale of the shares of common stock issuable upon exercise of the Warrants, the Company may, upon thirty days prior written notice, redeem the warrants for $0.10 per share, in whole or in part, if our common stock closes with a bid price of at least $3.50 for any ten (10) out of fifteen (15) consecutive trading days. Because at that price it would be profitable for the warrant holders to exercise their warrants rather than to allow the redemption to proceed, we assume they would choose to exercise. However, there is no

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 11 - CONVERTIBLE DEBT (continued)

assurance that our stock price will rise to the $3.50 per share redemption trigger price, or that all of the warrants will be exercised. The total amount of principal and interest due after the a number of private placement note holders converted their note amounts to stock was $324,179.

NOTE 12 - STOCK OPTIONS

         During the year ended March 31, 2005, the Company issued 1,815,000 stock options to employees, contractors and other service providers to the Company. At March 31, 2005, no compensation expense had been recorded as the exercise price of the options was equal or greater than the fair market value of the stock. As of December 31, 2005, 1,015,000 of the total stock options are not exercisable, as they are not yet approved or registered.

         The following table sets forth the options outstanding as of December 31, 2005.

                                                                                             Weighted
                                                                     Option /                 Average              Weighted
                                                                     Warrants                Exercise               Average
                                                                      Shares                   Price              Fair Value
                                                                -------------------      -----------------      ---------------
Options outstanding,
       March 31, 2005                                                     1,815,000                  $1.29                $1.43
Options outstanding from XBridge merger                                     529,945                  $0.23                $0.34
Warrants outstanding from XBridge merger                                    312,439                  $0.46                $0.46
Warrants outstanding from Private Placement                               1,146,000                  $1.30                $1.30
Outstanding warrants from Early Exercise of
  Private Placement Warrants                                                155,800                  $1.30                $1.30
Granted, Exercise price more than fair value                                      -                      -                    -
Granted, Exercise price less than fair value                                      -                      -                    -
Expired                                                                           -                      -
Exercised                                                                 (411,600)                      -
                                                                -------------------
Options outstanding,
       December 31, 2005                                                  3,547,584
                                                                ===================      =================

         Exercise prices for optioned shares outstanding as of December 31, 2005 ranged from $1.10 to $2.00. A summary of these options by range of exercise prices is shown as follows:

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 - STOCK OPTIONS (continued)

                                                                                         Weighted-            Weighted-
                                               Weighted-             Shares/              Average              Average
                          Shares /              Average             Warrants           Exercise Price        Contractual
     Exercise             Warrants             Exercise             Currently            Currently            Remaining
      Price              Outstanding             Price             Exercisable          Exercisable              Life
------------------    -----------------    -----------------    -----------------    ------------------   ------------------

             $1.10              635,000                $1.10                    -                 $1.10        10 years
              1.30              380,000                 1.30                    -                  1.30        10 years
              2.00              700,000                 2.00              700,000                  2.00        10 years
               .01              122,028                  .01              122,028                              3 years
               .23               81,352                  .23               81,352                              3 years
               .46              325,565                  .46              325,565                              3 years
               .46              312,439                  .46              312,439                              3 years
              1.30              990,200                 1.30              990,200                              5 years

         In September, although the stock price had not achieved the levels necessary to allow the Company to redeem the warrants, we offered warrant holders an incentive of 1/2 warrant for each warrant exercised. This incentive expired on December 31, 2005. We raised an additional $405,080 from the exercise of 311,600 warrants and issued 155,800 incentive warrants.

NOTE 13 - CONTINGENCIES

         In 2005, the Company was made a third-party defendant to litigation that was originally filed on June 5, 2001 in Longview, Texas, styled J. David Bolton, Joanna Bolton, Whitney Gaidry, Virginia Ille and Kenneth Ille vs. Larry
V. Tate, Gerald Pybas, E. Robert Barbee, H. Paul Estey, and Robert A. Baker; Case No. 2001-1196-A; 188th District Court, Gregg County, Texas. Plaintiffs sued Defendants and the Company for breach of contract and sought approximately $975,000 in damages. The Defendants have sued the Company for indemnification of Plaintiffs' claims.

         On February 7, 2006, the parties reached an agreement to settle this case at mediation and signed a binding agreement which settles the disputes between them. As part of that settlement, the Company agreed to deliver 60,000 unrestricted stock certificates of the Company's stock to Plaintiffs. The settlement should not be taken as an admission of liability and the Company expressly denies any such liability.

                      CISTERA NETWORKS, INC. AND SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 13 - CONTINGENCIES (continued)

         On August 15, 2005, the Company was served with a petition by Mr. Kingdon Hughes, a former shareholder of XBridge. Mr. Gregory Royal, our Chief Technology Officer, Cynthia Garr, our Executive Vice President and interim Chief Financial Officer, Jim Miller, our former Chief Executive Officer, XBridge Software, Inc. and Charles Stidham, who is a former CNH officer and a former CNH director, were also named as defendants in the litigation. Mr. Royal and Miller and Ms. Garr were also officers and directors of XBridge prior to our acquisition of XBridge. Mr. Stidham was the Chief Executive and director in 2003. Mr. Hughes has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and XBridge in May, 2003 and the acquisition of XBridge by the Company in May, 2005.

         The Company denies these allegations and we intend to vigorously defend this litigation.


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

         Initially, Cistera Networks operated as a holding company, with primary operations being conducted by a subsidiary, Corvero Networks Inc. On August 31, 2004, the Company announced that it was simplifying its operating structure by absorbing its wholly-owned subsidiary Corvero Networks, Inc. As part of this restructuring process, CNH Holdings Company began operating under the name Cistera Networks. This phase of restructuring was successfully completed in the third quarter. On May 27, 2005, the Company acquired XBridge Software, the developer of all of the intellectual property upon which Cistera Networks' products are based, through a merger of XBridge with a wholly owned subsidiary of CNH Holdings Company. Previously Cistera Networks held an exclusive license to market this intellectual property (IP).

         The final element of the corporate restructuring occurred when the corporate name changed from CNH Holdings Company to Cistera Networks was declared effective and announced on September 27, 2005. Concurrent with that change, the authorized shares were increased from 10 million to 50 million shares and the OTC Bulletin Board stock symbol was changed from CNHC to CNWT.

         During the fiscal year 2006, third quarter, ending December 31, 2005, Cistera Networks continued to pursue its plan to enter the market for IP Communications applications. The Company continued to focus on building a distribution channel as the primary objective. As part of this continued focus, during the quarter the Company signed its first agreements with Tier One partners and executed two major distribution agreements under a new master reseller program. Tier One are the resellers that are responsible for over half of Cisco Systems, Inc. IP Communications business.

         The Company signed a master reseller agreement with SBC during the quarter and began training the SBC sales force. The Company had previously partnered informally with SBC and SBC represents Cistera's largest reseller in North America. Subsequent to the quarter end, SBC completed its merger with AT&T and changed the corporate name to AT&T. SBC was Cisco's largest reseller of IP Communications solutions in the United States and AT&T was Cisco's second largest reseller. Cistera's partnership is now with the combined entity, AT&T.

         The Company also signed a master reseller agreement with Bell Canada, the largest distributor of Cisco IP communications solutions in the Canadian market.

         Substantial time, financial and personnel resources were committed to the early stages of launching an exclusive distribution agreement in Europe with Comstor, a division of Westcon Group, Inc. The agreement was announced on
September 13, 2005. Comstor, which is the largest distributor of Cisco IPT solutions to the European market will distribute, resell, support and maintain all Cistera products in Europe. Management believes that the Comstor distribution partnership provides Cistera with a 24 month competitive advantage by allowing the company to leverage Comstor's existing channel infrastructure, including their existing relationships with Value-Added Resellers and their key local language expertise, to immediately establish the Cistera presence in the European market.

         The Company also continued to invest heavily in the product set to ensure that the product can be easily sold and implemented by channel partners. Specifically, the Company launched version 1.6, which strengthened the administration and technical implementation of the product set, increased the scalability to 100,000 phones/end points, and also contained many feature set enhancements. The Company also announced and launched, the Land Mobile Radio Appliance, a product that integrates two-way radios into an IP communications network. The product has garnered early interest from first responders and state and local government. Subsequent to the quarter, the Company closed its first sale of this product.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated statements of financial operations, in their entirety.

THREE AND NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE
AND NINE MONTHS ENDED DECEMBER 31, 2004.

         For the three and nine months ended December 31, 2005, the Company had total revenues of $329,699 and $1,310,418 respectively. For the three and nine months ended December 31, 2004, the Company had total revenues of $228,199 and $1,036,507 respectively.

         Gross margins remained at 70%, consistent with the prior period. Management feels comfortable with this gross margin, given the high initial costs associated with the establishment of distribution channels for international fulfillment and new distribution partners.

         The Company had a net loss of $884,870 and $1,717,131 for the three and nine months ended December 31, 2005, compared to a net loss of $389,928 and $1,192,317 for the three and nine months ended December 31, 2004. The increase in the loss is attributed to higher operating expenses, particularly those associated with the launch of master reseller relationships, including building channel inventory positions in advance of sales, and with increased investment in building out the channel enablement infrastructure. The Company believes this investment into the channel enablement infrastructure to be essential to the success of the growth of the Company, and expects these investments to establish the foundation for driving increased revenues.

         The Company had significant investment into Research and Development of $130,688 and $388,748 for the three and nine months ended December 31, 2005. The Company has continued to innovate to ensure competitive advantage in the marketplace. The Company did not break out R&D expenses separately in previous reporting periods, but does so now.

         General and Administrative expenses for the three and nine months ended December 31, 2005 were $364,429 and $1,066,165 compared to $201,031 and $427,277 for the three and nine months ended December 31, 2004.

         Interest expenses for the three and nine months ended December 31, 2005 were $53,763 and $104,285 compared to $7,024 and $13,715 for the corresponding periods in 2004. The increase was largely due to the a private placement that the Company closed in December 2004 (see Note 11).

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2005, the Company had current assets of $341,730 and total assets of $5,191,379 as compared to current assets of $902,018 and total assets of $1,349,680 at March 31, 2005 (fiscal year end 2005). The Company had a net working capital deficit of $823,942 and $1,256,895 respectively as of December 31, 2005 and March 31, 2005.

         As of December 31, 2005, we had an accumulated deficit of $5,059,073. We expect to continue to incur net operating losses in the near term. We believe our strategy of partnering with tier one IPT resellers such as AT&T, Bell Canada, and Comstor, and utilizing their existing sales infrastructures will best support our sales growth. Therefore, the company is currently finalizing a similar distribution/reseller partnership in the Americas.

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

         Future capital requirements will depend on many factors including: Rate of revenue growth; the expansion of marketing and sales activities; the timing and extent of spending to support product development efforts and expansion into new territories; the timing of introductions of new services and enhancements to existing services; and the continuing market acceptance of the Company's products and services. To the extent that existing cash and securities and cash from operations are insufficient to fund future activities, the Company will need to raise additional funds through public or private equity or debt financing. Although the Company is currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, the Company may enter into these types of arrangements in the future, which could also require additional equity or debt financing. Additional funds may not be available on terms favorable to the Company or at all. If funds are not available the company could be forced to adjust their business plan by scaling back operations, reducing the workforce, or ceasing operations.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President and Chief Financial Officer concluded that, as of the end of the period, the Company's disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding the required disclosure.

         (b) Changes in Internal Controls

         Based on this evaluation as of December 31, 2005, there were no changes in the Company's internal controls over financial reporting or in any other areas that could materially affect the

Company's  internal  controls  subsequent  to  the  date  of  this  most  recent
evaluation,   including   any   corrective   actions  with  regard  to  material
deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In 2005, the Company was made a third-party defendant to litigation that was originally filed on June 5, 2001 in Longview, Texas, styled J. David Bolton, Joanna Bolton, Whitney Gaidry, Virginia Ille and Kenneth Ille vs. Larry
V. Tate, Gerald Pybas, E. Robert Barbee, H. Paul Estey, and Robert A. Baker; Case No. 2001-1196-A; 188th District Court, Gregg County, Texas. Plaintiffs sued Defendants and the Company for breach of contract and sought approximately $975,000 in damages. The Defendants have sued the Company for indemnification of Plaintiffs' claims.

         On February 7, 2006, the parties reached an agreement to settle this case at mediation and signed a binding agreement which settles the disputes between them. As part of that settlement, the Company agreed to deliver 60,000 unrestricted stock certificates of the Company's stock to Plaintiffs. The settlement should not be taken as an admission of liability and the Company expressly denies any such liability.

         On August 15, 2005, the Company was served with a petition by Mr. Kingdon Hughes, a former shareholder of XBridge. Mr. Gregory Royal, our Chief Technology Officer, Cynthia Garr, our Executive Vice President and interim Chief Financial Officer, Jim Miller, our former Chief Executive Officer, XBridge Software, Inc. and Charles Stidham, who is a former CNH officer and a former CNH director, were also named as defendants in the litigation. Mr. Royal and Miller and Ms. Garr were also officers and directors of XBridge prior to our acquisition of XBridge. Mr. Stidham was the Chief Executive and director in 2003. Mr. Hughes has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and XBridge in May, 2003 and the acquisition of XBridge by the Company in May, 2005.

         The Company denies these allegations and we intend to vigorously defend this litigation. The litigation is in its early stages and limited discovery has been conducted at this time.

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

Cistera Networks, Inc.
Registrant


DATE: February 15, 2006


/S/     A. Katrina Roche
-----------------------------------------
A. Katrina Roche
Chief Executive Officer
(Principal Executive Officer)


/S/     Cynthia A. Garr
-----------------------------------------
Cynthia A. Garr
Interim C.F.O., Executive Vice-President of Corporate Development, and Director (Principal Financial Officer)