Form 10KSB
period 2006-03-31
Cistera Networks, Inc.
filed 2006-07-14
CIK 821356

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(MARK ONE)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED: MARCH 31, 2006

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from___________To__________



Commission file number 0-17304

                             CISTERA NETWORKS, INC.
                 (Name of small business issuer in its charter)

           Nevada                                              91-1944887
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
                                                       ---------------

                           CNH Holdings Company, Inc.
(Former name, former address and former fiscal year, if changed since last report.)

Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:

                          Common Stock Par Value $0.001
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         At March 31, 2006, the aggregate market value of all shares of voting stock held by non-affiliates was approximately $7,149,207. In determining this figure Registrant has assumed that all directors and executive officers are affiliates. This assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of March 31, 2006, was as follows: 8,077,226 common shares, $.001 par value per share.

Total revenues for fiscal year ended March 31, 2006: $1,587,900.

At March 31, 2006 the number of shares of common stock outstanding was 8,077,226.

Transitional Small Business Disclosure Format (check one): Yes _; No X



Indicate by check mark whether the  registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act). Yes          No      X
                                     --------    --------

                                     PART I



                         ITEM 1: DESCRIPTION OF BUSINESS


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

                         ITEM 2: DESCRIPTION OF PROPERTY


         The Company currently leases approximately 4,264 square feet of office space at 17304 Preston Road, Suite 975, Dallas, Texas from Memshalah Realty. The lease payments are approximately $7,195 per month and the lease expires November 30, 2009. This office space is used as the corporate headquarters. As part of the lease agreement, the Company's first lease payment was not due until April 1, 2005. This lease replaced the previous lease for the sam



e office space which expired October 31, 2004, whereby the Company was paying approximately $6,041 per month.


                            ITEM 3: LEGAL PROCEEDINGS

         In 2005, the Company was made a third-party defendant to litigation that was originally filed on June 5, 2001 in Longview, Texas, styled J. David Bolton, Joanna Bolton, Whitney Gaidry, Virginia Ille and Kenneth Ille vs. Larry
V. Tate, Gerald Pybas, E. Robert Barbee, H. Paul Estey, and Robert A. Baker; Case No. 2001-1196-A; 188th District Court, Gregg County, Texas. Plaintiffs sued Defendants and the Company for breach of contract and sought approximately $975,000 in damages. The Defendants had sued the Company for indemnification of Plaintiffs' claims.

         On February 7, 2006, the parties reached an agreement to settle this case at mediation and signed a binding agreement which settles the disputes between them. As part of that settlement, the Company agreed to deliver 60,000 unrestricted stock certificates of the Company's stock to Plaintiffs. The Plaintiffs held 60,000 shares of restricted stock prior to the settlement. Those 60,000 shares were cancelled and reissued as unrestricted shares. The settlement should not be taken as an admission of liability and the Company expressly denies any such liability.

         The Company, and certain of its current and former officers and directors are defendants in litigation pending in Dallas, Texas, styled KINGDON
R. HUGHES VS. GREGORY T. ROYAL, CYNTHIA A. GARR, JAMES T. MILLER, JR., CHARLES STIDHAM, CNH HOLDINGS COMPANY D/B/A CISTERA NETWORKS AND XBRIDGE SOFTWARE, INC.; Cause No. DV05-0600-G; G-134th District Court, Dallas County, Texas. The plaintiff has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and Xbridge in May 2003 and the acquisition of Xbridge by the Company in May 2005. The parties held a mediation conference in April 2006 and have come to an understanding with respect to the principle elements of a potential settlement, however, no definitive settlement agreement has been entered into among the parties. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company is not determinable.

         The Company denies these allegations and is vigorously defending this litigation.

                       ITEM 4: SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


None.

                                     PART II



                      ITEM 5: MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


         The Common Stock is presently traded in the over-the-counter market and is listed on the Pink Sheets maintained by the National Quotation Bureau, Inc., and on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. (NASD), under the symbol CNWT. The following table sets forth the range of high and low bid quotations for the common stock during each calendar quarter beginning April 1, 2004, and ending March 31, 2006. The figures have been rounded to the nearest whole cent.


                                                  HIGH                LOW
                  June 30, 2004                   $2.75               $1.10
                  September 30, 2004              $2.40               $1.10
                  December 31, 2004               $3.00               $1.25
                  March 31, 2005                  $3.10               $2.17

                  June 30, 2005                   $3.20               $2.42
                  September 30, 2005              $2.65               $1.80
                  December 31, 2005               $2.12               $1.25
                  March 31, 2006                  $1.35               $1.15


          The number of shareholders of record of the Company's common stock as of March 31, 2006 was approximately 580.

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

         On May 27, 2005, the Company issued 4,150,000 shares of common stock to the shareholders of XBridge Software, Inc. and cancelled 2,150,000 shares then held by XBridge, in connection with the Company's merger with XBridge Software, Inc. In the merger, the Company acquired all of the assets and liabilities of XBridge Software, valued at a net of $782,245, and intellectual property valued at $2,717,755. Goodwill of $2,134,821 was also acquired and subsequently expensed.

         On June 24, 2005, the Company issued 100,000 shares of common stock from the exercise of outstanding stock options at $2 per share.

         Effective September 21, 2005, the Company's authorized shares were increased from 10 million shares to 50 million shares.

         On December 31, 2005, the Company issued 311,600 shares of stock in connection with the exercise of warrants issued in the 2004 private placement of notes and warrants at $1.30 per share.

         On December 31, 2005, the Company issued 946,392 shares of stock upon conversion of certain outstanding notes issued in the 2004 private placement. The amount of principal represented by these shares was $859,000. The amount of accrued interest represented by these shares was $87,392. These notes converted at $1.00 per share.

         On March 31, 2006, the Company issued 67,785 shares of stock upon conversion of certain outstanding notes issued in the 2004 private placement. The amount of principal represented by these shares was $57,000. The amount of accrued interest represented by these shares was $10,785. These notes converted at $1.00 per share.

         One March 31, 2006 the Company issued 2,000 shares of stock to a former contractor for providing project management services valued at $2,000. As part of the initial agreement with this contractor, these shares were to be issued upon the delivery of services defined by the agreement.

         On March 31, 2006, the Company issued 8,000 shares of stock as part of a legal settlement. The shares had been previously issued and were cancelled as part of a court order, but were never returned to the Company. As per the settlement, the 8,000 outstanding were cancelled and subsequently reissued as unrestricted shares.

         The stock was not issued through an underwriter and was not issued through a public offer. These sales are exempt under Regulation D Rule 506 of the Securities Act of 1933.

                       ITEM 6: MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS



         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear in this filing. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences have been included throughout the public filings from the company.


OVERVIEW

         After beginning operations in May 2003, and launching the first products in September 2003, the Company has remained focused on building a strong presence as a leading provider of Enterprise Voice-over-Internet-Protocol
(VoIP) communications solutions. Just subsequent to the fiscal 2006 year-end, IDC (a leading industry analyst firm) named Cistera Networks as one of the leading companies in the "IP Communications Application Gateway" market.

         As of April 1, 2006, we had over 200 paying customers for the convergence appliances, with over 400 systems shipped. Because our solutions improve productivity and efficiencies for customers using IP telephony systems, we believe that our convergence solutions complement the efforts of IP telephony platform providers--such as Cisco Systems, Nortel, Avaya, Sylantro, and others--to increase the over all return on investment and value contribution associated with IP telephony systems. This has allowed us to establish cooperative relationships with IP telephony platform providers, as well as large VARs and systems integrators focused on delivering IP telephony systems and services.

         Over the past several years we have focused on designing and refining our solutions based upon actual customer requirements; building a robust reseller channel, starting with the recruitment of regional U.S. resellers and then ultimately the top global resellers, like AT&T and Bell Canada; and forging strategic partnerships with industry-leading technology partners.

         We expanded the geographies supported to include Canada and Western Europe, in accordance with the plans to continue international expansion. Support for these geographies was handled through alignment with strategic channel partners with established infrastructures in country. An exclusive agreement with Westcon Group announced in September 2005 garnished Cistera with the coveted representation to the top reseller channel in Western Europe, and later expanded to a worldwide distribution relationship.

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

         Our revenues have grown from $1,323,000 in fiscal 2005 to $1,587,900 in fiscal 2006. Our revenues, however, have been insufficient to support operations and we sustained net losses throughout this period. We augmented revenues, which were insufficient to support operations, with financing obtained from select private investors in a second private placement, initiated in the fourth fiscal quarter 2006. As of March 31, 2006, $45,000 had been generated. In addition, $405,080 was raised from the early exercise of 311,600 warrants issued in conjuction with the 2004 funding event.

         We have incurred net losses since we began operations in May 2003. Our net loss was approximately $2,191,132 in our fiscal year ended March 31, 2005 and approximately $4,572,094 for the fiscal year ended March 31, 2006. As of March 31, 2006, our accumulated deficit was $7,914,037.



         We expect marketing and sales costs, which were 34.8 percent, 34.85 and
33.7 percent, of our total revenues in fiscal 2004, 2005 and 2006 respectively; to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying customers, increase the sales and marketing programs to enable our VAR channel, build brand awareness and increase the number of web-based seminars and sponsored events.


FISCAL YEAR

         Our fiscal year ends on March 31. References to fiscal 2006, for example, refer to the fiscal year ended March 31, 2006.

SOURCES OF REVENUES

        We derive our revenues from three sources: (1) product revenues, which are comprised of software and hardware solutions; (2) professional services revenues, consisting primarily of installation, configuration, integration, training and VAR support services; (3) support and maintenance, which is comprised of tiered technical support levels. Product revenues accounted for more than 78.8 percent of total revenues during fiscal year 2005, ending March 31, 2005 and 75.6 percent of total revenues during fiscal year 2006. Professional services revenues accounted for 14.4 percent of total revenues during fiscal 2005, ending March 31, 2005 and 12.5 percent of total revenues during fiscal year 2006. Revenues for our support and maintenance services made up 6.8 percent of total revenues during fiscal 2005, ending March 31, 2005 and
11.9 percent of total revenues during fiscal year 2006.

        Product revenues are recognized once the software and hardware solution has been shipped according to the customer order. The order is typically placed by a value-added reseller (VAR) on behalf of the end-customer. Professional services revenues are recognized once the services have been completed and the customer has approved the service. Support and maintenance revenues are recognized on a monthly basis over the life of the support contract. The typical support and maintenance term is 12 months, although terms range from 24 to 60 months. Our support and maintenance contracts are non-cancelable, though customers typically have the right to terminate their contracts for cause if we fail to perform. We generally invoice our customers in annual or quarterly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue, or in revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the support and maintenance service period.

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

COST OF REVENUES

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

        As our customer base has grown and continues to grow, we have continued and will continue to invest additional resources in building the channel infrastructure to enable our VARs and system integrators (SIs) to provide the professional services associated with the standard convergence solutions installation, configuration and training. These additional expenses could affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period. For example, we plan to increase the number of employees who are fully dedicated to supporting and enabling the reseller and implementation partner channel.


RESEARCH AND DEVELOPMENT

       Research and development expenses consist primarily of salaries and related expenses, and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our convergence platform and applications. Because of our open, scalable and secure component-based architecture, we are able to provide all of our customers with a solution based on a single version of our software application platform. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional custom application development business models. We expect that in the future, research and development expenses will increase in absolute dollars as we support additional IP telephony platforms, extend our solution offerings to support emerging markets and develop new technologies.


MARKETING AND SALES

       Marketing and sales expenses are our largest cost, accounting for 34.85 percent of total revenues for fiscal 2005, and 33.7 percent for fiscal 2006. Marketing and sales expenses consist primarily of salaries and related expenses for our sales and marketing staff, including commissions, payments to VARs, marketing programs, which include advertising, events, corporate communications, public relations, and other brand building and product marketing expenses, and allocated overhead. Marketing costs, particularly events, accounted for 28.7 percent for fiscal 2005 and 28.6 percent for fiscal 2006. Since the beginning of fiscal 2006, our sales and marketing costs as a percentage of total expenses have increased from 1.7 percent to 15.1 percent as a result of increased market coverage in the U.S., Canada and the U.K.

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


GENERAL AND ADMINISTRATIVE

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

         We expect that general and administrative expenses associated with executive compensation will increase in the future. The addition of Katrina Roche as CEO was announced on June 14, 2005 and she was removed subsequent to the fiscal 2006 year end. In FY2007 we intend to expand our executive staff, including a CFO and other senior management. Although the current executive team has foregone full salary payment during the initial stages of the business, it is expected that in fiscal 2007, the management team will begin to receive full compensation. In addition, we believe that the compensation packages required to attract the senior individuals the Company requires to execute against its business plan will increase our total general and administrative expenses.


ACQUISITION OF XBRIDGE SOFTWARE, INC.

          Effective May 27, 2005, the Company consummated an Agreement and Plan of Merger by and among XBridge Software, Inc., a Delaware corporation ("XBridge"), pursuant to which the Company acquired XBridge through a merger of XBridge with a newly formed Company subsidiary.

         Under the terms of the Merger Agreement, the Company issued 4,150,000 shares of its common stock to the former stockholders of XBridge. At the time of the merger, however, XBridge held 2,150,000 shares of the Company's common stock that were cancelled. Thus, the number of new shares of common stock issued by the Company in connection with the merger was only 2,000,000 shares.

         In addition to the 4,150,000 shares issued by the Company in the merger, options and warrants to purchase 265,643 shares of XBridge stock were converted into options and warrants to purchase an additional 720,355 shares of the Company's common stock, at exercise prices ranging from $0.23 to $0.46 cents per share.

         This   acquisition   enabled  the  Company  to  secure   ownership   of
intellectual property, determined to be essential in fund-raising efforts.

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


REVENUE RECOGNITION

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

         For the fiscal year 2005 and 2006, the Company did not pay sales commissions except in select agent arrangements. Sales commissions are generally paid on sales meeting the criteria for sales commission payment, in accordance with the same basis of accounting for sales commissions from October 1, 2004 moving forward, unless otherwise noted.


RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the statements of financial operations, in their entirety.

OVERVIEW OF RESULTS OF OPERATIONS FOR FISCAL 2005 ENDED MARCH 31, 2005, FISCAL 2006 ENDED MARCH 31, 2006

       Revenues during the fiscal year 2005 ended March 31, 2005 and fiscal year 2006 ended March 31, 2006 were $1,322,675 and $1,587,900 respectively. The Company initiated operations in May 2003. The total number of paying customers increased to over 200 as of March 31, 2006 from approximately 100 as of March 31, 2005.

       Our gross profit during the fiscal year 2005 ended March 31, 2005 was $1,100,000, or 83.2 percent of revenues, and our operating loss for the same period was $2,191,132. Gross profit for fiscal year 2006 ended March 31, 2006 was $1,251,351, or 78.8 percent of revenues, and the operating loss for the same period was $4,572,094.

       During the fiscal year 2006, we continued to incur substantial costs and operating expenses related to the expansion of our business. We added support services personnel to manage the needs of the growing customer base and developers to broaden and enhance our convergence solutions.


LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 2006, we had cash, cash equivalents and short-term marketable securities of $60,990, as compared to $38,632 at March 31, 2005; accounts receivable of $198,319, as compared to $359,123 at March 31, 2005, and deferred revenue of $229,159; as compared to $103,775 at March 31, 2005.

       From our start of operations in May 2003 through the end of fiscal 2006, we funded our operations primarily through financing obtained from select private investors and two private placements--the first in the third quarter of fiscal 2005 and the second initiated in the fourth quarter of fiscal 2006.

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



                          ITEM 7: FINANCIAL STATEMENTS



       The financial statements of the Company and supplementary data are included beginning immediately preceding the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.



              ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                                  ON ACCOUNTING AND FINANCIAL DISCLOSURE


       None.

                        ITEM 8A: CONTROLS AND PROCEDURES


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

       (b) Changes in Internal Controls

       Based on his evaluation as of March 31, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







                                    PART III


               ITEM 9   DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

       The following table sets forth the name, age, and position of each executive officer and director of the Company as of the period ending March 31, 2006:

DIRECTOR'S   NAME (1)  AGE        POSITION WITH COMPANY*

Derek P. Downs         37    President, Interim Chief Executive Officer and
                             Director

Cynthia A. Garr        45    Interim Chief Financial Officer, Executive Vice-
                             President of Corporate Development and Director

Greg T. Royal          40     Executive Vice-President/Chief Technology Officer
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

         The Board of Directors of Cistera Network, Inc. currently consists of three individuals, Derek P. Downs, Cynthia A. Garr and Gregory T. Royal. The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The board will meet periodically throughout the year as necessity dictates. No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

The executive team for Cistera Networks, Inc.:

DEREK DOWNS - PRESIDENT - has served as President since May 31, 2004 and was Interim CEO for the Company since April 2006. Prior to becoming President and Interim CEO, Mr. Downs served as the Company's Vice President of Sales Marketing and Business Development. From January 2003 to May 2003, Mr. Downs held the same position with XBridge Software, Inc. From December 2000 to September 2002, Mr. Downs held senior executive roles in marketing, alliances, product marketing, and business development at i2 Technologies (NASDAQ:ITWO), a $1 billion supply chain software company. Before joining i2 Technologies, he served from December 1999 to December 2000 as VP of Business Development and Strategic Alliances for BSI Consulting, a midsized technology strategy firm. From May 1995 to December 1999, Mr. Downs held the position of Director of Strategic Alliances at Baan Company, a $1+ billion enterprise software company. Mr. Downs graduated from the University of Eastern New Mexico in 1990 with a BBA degree in Marketing and a BBA degree in Business Administration.

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

A.KATRINA  ROCHE,  CHIEF  EXECUTIVE  OFFICER  - Ms.  Roche  served  as our Chief
Executive Officer and a member of the Board of Directors from June of 2005 to April of 2006. Ms. Roche continues to serve as a member of the Board of Directors.

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

                         ITEM 10: EXECUTIVE COMPENSATION



SUMMARY COMPENSATION

         The following table set forth, for the last three fiscal years, the annual and long term compensation earned by, awarded to, or paid to the individuals who were chief executive officer and chief operations officer at any time during the last fiscal year.

           (a)               (b)         (c)              (d)       (e)           (f)          (g)             (h)         (i)
                                                                   Other                   Securities
                            Year                                   Annual      Restricted  Underlying                   All Other
                            Ended                                 Compen-        Stock      Options/           LTIP      Compen-
        Name and            March      Salary            Bonus     sation       Award(s)      SAR's          Payouts      sation
   Principal Position        31        ($)(1)             ($)       ($)           ($)         (no.)            ($)         ($)
KATRINA A. ROCHE            2006         $100,000              -         -              -            -               -           -
   Former CEO

DEREK P. DOWNS              2006         $125,000              -         -              -            -               -           -
   President/Director       2005          $31,251              -         -              -            -               -           -
   Interim CEO              2004                -              -         -              -            -               -           -

CYNTHIA A. GARR             2006         $125,000              -         -              -            -               -           -
   Interim CFO/             2005          $31,251              -         -              -            -               -           -
   Director                 2004                -              -         -              -            -               -           -

GREG T. ROYAL               2006         $130,000              -         -              -            -               -           -
   Executive V.P.           2005          $31,251              -         -              -            -               -           -
                            2004                -              -         -              -            -               -           -

         Pursuant to an employment agreement dated January 1, 2005, the Company agreed to pay $125,000 per year to Cynthia Garr, an officer and director of the Company.

         Pursuant to an employment agreement dated January 1, 2005, the Company agreed to pay $125,000 per year to Derek Downs, an officer and director of the Company.

         Pursuant to an employment agreement dated October 1, 2004, the Company agreed to pay $130,000 per year to Gregory Royal, an officer and director of the Company.

         Pursuant to an employment agreement dated June 6, 2005, the Company agreed to pay $150,000 per year to A. Katrina Roche, an officer and director of the Company. Upon her resignation, that agreement was terminated.

                ITEM 11: SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record (or who was known by the Company to own beneficially) more than 5% of the outstanding common stock at March 31, 2006. This table also includes information as to the ownership of the common shares by each of the directors and executive officers of the Company, as well as by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

NAME AND ADDRESS        NATURE OF                             SHARES
OF BENEFICIAL OWNERS    OWNERSHIP                             OWNED                         PERCENT
Common                  A. Katrina Roche(1)                              0

Common                  Derek P. Downs(1)                        125,199(2)                  1.55%

Common                  Cynthia A. Garr(1)                     1,330,191((2))                16.4%

Common                  Gregory T.  Royal(1)                   1,396,159((2))                16.7%

Common                  Kingdon Hughes                         1,498,722((3))                18.1%

Common                  Charles Stidham                          300,000((4))                14.4%
                        100 Allentown Parkway #110
                        Allen, Texas 75002

Common                  Mark S. Pierce                           556,895((5))                 9.2%
                        5645 Rico Drive
                        Boca Raton, FL 33487

Common                  E-Biz Trans, Inc.                        220,000((5))                 2.7%
                        5645 Rico Drive
                        Boca Raton, FL 33487

Common                  S and B Resources                        220,000((4))                 2.7%
                        789 NE 39th St.
                        Boca Raton, FL 33431

Common                  South Beach Live, Inc.                   356,000((4))                 4.4%
                        100 Allentown Parkway #110
                        Allen, Texas 75002

Common                  Atlantic Asset Management                326,000((4))                 4.0%
                        789 NE 39th St.
                        Boca Raton, FL 33431

All Officers and Directors as a Group                          2,851,549                     33.9%

(1) The business address for each of Ms. Roche and Garr and Messrs. Downs and Royal is 17304 Preston Road, Suite 975, Dallas, Texas 75252.

(2) Includes options resulting from the conversion of XBridge Software, Inc. options as set forth in Executive Compensation - Option Grants in last fiscal year. The table does not include options which may be granted under the Cistera Networks, Inc. Long Term Incentive Stock Option Plan, as this plan has not yet been approved by shareholders.

(3) The business address for Mr. Hughes is 16475 Dallas Pkwy, Suite 440 Addison, TX 75001. Includes 222,951 shares subject to warrants that are presently exercisable.

(4) Consists of 300,000 shares subject to options that are presently exercisable. Mr. Stidham holds power of attorney to vote shares held by S and B Resources, South Beach Live, Inc.and Atlantic Asset Management and as such may be deemed to be the beneficial owner of shares held by such entities.

(5) Consists of 400,000 shares subject to options that are presently exercisable. Mr. Pierce is an affiliate of E-Biz Trans, Inc. and as such, may be deemed to have shared voting and dispositive power with respect to the 220,000 shares of our common stock held by E-Biz Trans. Mr. Pierce is an affiliate of Mark S. Pierce Pension Plan and as such, may be deemed to have shared voting and dispositive power with respect to the 156,895 shares of our common stock held by Mark S. Pierce Pension Plan.



       ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

         On May 19, 2005, the Company entered into a merger agreement with XBridge Software, Inc. The acquisition was completed through a merger of XBridge with a wholly owned subsidiary of CNH Holdings Company (CNH). Prior to the merger, XBridge held 2,150,000 shares of CNH stock that have been cancelled. Under the terms of the merger agreement, CNH then issued 4,150,000 shares of stock in exchange for the outstanding shares of XBridge Software, resulting in a net issuance of 2,000,000 shares of CNH stock. As a result of the merger, $1,860,000 in unpaid service fees related to software development work performed by XBridge is inter-company debt and will be eliminated upon consolidation. The officers and certain of the directors of XBridge are also officers and directors of CNH. In connection with the merger, CNH issued an additional 169,847 shares to these individuals in exchange for the cancellation of $482,364.31 of XBridge debt held by these individuals.

         On May 31, 2004, the Company received a loan from an officer of $55,755. The note carries an interest rate of 8% and is due December 31, 2005. At March 31, 2006, the total amount of principal and interest due on this note was $61,143.

         On November 11, 2004, the Company received a loan from an officer of $20,000. The note carried an interest rate of 8% and was due November 1, 2005. At December 31, 2005, the total amount of principal and interest due on this note was $0.

         On March 31, 2006, the Company received a loan from an officer of $6,400. The note carries an interest rate of 8% and is due March 31, 2007. At March 31, 2006, the total amount of principal and interest due on this note was $6,400.

         In July 2003, XBridge Software, Inc. received loans totaling $33,000 from shareholders. The loans are due on demand and carry on interest rate of 8% per annum. The Company acquired these loans as part of the acquisition of XBridge Software in May 2005. At March 31, 2006, total principal and interest due on these loans was $32,060.


                             ITEM 13: EXHIBITS, AND REPORTS ON FORM 8-K


      (a) The following documents are filed as part of this report.

1.     FINANCIAL STATEMENTS
                                                                            PAGE

Report of Robison, Hill & Co., Independent Certified Public Accountants.....F-1
Consolidated Balance Sheets
  March 31, 2006, and 2005..................................................F-2
Consolidated Statements of Operations
  For the Years Ended March 31, 2006 and 2005...............................F-4
Consolidated Statement of Stockholders' Equity
  For the Years Ended March 31, 2006 and 2005...............................F-5
Consolidated Statements of Cash Flows
  For the Years Ended March 31, 2006 and 2005...............................F-6
Notes to Consolidated Financial Statements..................................F-8

2.     EXHIBITS

         The following exhibits are included as part of this report:

Exhibit
Number           Title of Document

2.1 Agreement and Plan of Merger, dated as of May 19, 2005, by and among CNH Holdings Company, Ms. Cynthia Garr, Mr. Greg Royal and XBridge Software, Inc. (1)

10.1 Exchange and Settlement dated as of May 19, 2005, by and between CNH Holdings Company and Ms. Cynthia Garr. (1)
10.2 Exchange and Settlement dated as of May 19, 2005, by and between CNH Holdings Company and Mr. Gregory Royal. (1)
10.3 Exchange and Settlement dated as of May 19, 2005, by and between CNH Holdings Company and Mr. Derek Downs. (1)
10.4     License Agreement (2)
10.5     Asset Purchase Agreement (2)
31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.
32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

(1) Incorporated herein by reference from Registrant's Form 8-K, dated June 3, 2005. (2) Incorporated herein by reference from Registrant's Form 10KSB, dated July 1, 2003.

     (b)          REPORTS FILED ON FORM 8-K

         On June 3, 2005, the Company filed on Form 8-K under Item 1.01, Entry Into a Material Definitive Agreement.

         On April 25, 2006, the Company filed on Form 8-K under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.



                  ITEM 14: PRINCIPAL ACCOUNTANT FEES & SERVICES

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended March 31, 2006 and 2005:

           Service                         2006                   2005
------------------------------       ------------------     ------------------
Audit Fees                                     $28,212                $16,275
Audit-Related Fees                                   -                      -
Tax Fees                                           288                    150
All Other Fees                                       -                      -
                                     ------------------     ------------------
Total                                          $28,500                $16,425
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

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                      (FORMERLY CNH HOLDINGS COMPANY, INC.)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                             MARCH 31, 2006 AND 2005

                                    CONTENTS


                                                                      Page

Independent Auditor's Report...........................................F - 1

Consolidated Balance Sheets
   March 31, 2006 and 2005.............................................F - 2

Consolidated Statements of Operations for the
   Years Ended March 31, 2006 and 2005.................................F - 4

Consolidated Statement of Stockholders' Equity for the
   Years Ended March 31, 2006 and 2005.................................F - 5

Consolidated Statements of Cash Flows for the
   Years Ended March 31, 2006 and 2005.................................F - 6

Notes to Consolidated Financial Statements............................ F - 8

ROBISON, HILL & CO.                                 CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
                                                    Brent M. Davies, CPA
                                                    David O. Seal, CPA
                                                    W. Dale Westenskow, CPA
                                                    Barry D. Loveless, CPA

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Cistera Networks, Inc. & Subsidiary
(Formerly CNH Holdings Company, Inc.)

         We have audited the accompanying consolidated balance sheets of Cistera Networks, Inc. & Subsidiary (formerly CNH Holdings Company, Inc.) as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cistera Networks, Inc. (formerly CNH Holdings Company, Inc.) as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended March 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
July 6, 2006

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah  84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                           CONSOLIDATED BALANCE SHEETS



                                                       March 31,
                                                2006                2005
                                         ------------------  ------------------
Current Assets:
   Cash                                  $           60,990  $           38,632
   Accounts Receivable                              198,319             359,123
   Other Receivable                                  23,927              26,639
   Inventory                                         23,127              17,694
   Prepaid Expenses                                  41,626               6,041
   Receivable from XBridge                                -             453,889
                                         ------------------  ------------------

      Total Current Assets                          347,989             902,018
                                         ------------------  ------------------

Fixed Assets:
   Computer Equipment                               117,725              71,099
   Trade Show Booth & Fixtures                        8,774               7,756
   Office Equipment                                  72,622              53,776
   Property held under capital leases                10,205              10,205
   Less Accumulated Depreciation                   (115,524)            (34,689)
                                         ------------------  ------------------

      Net Fixed Assets                               93,802             108,147
                                         ------------------  ------------------

Intangible Assets:
   Licensing rights                                       -             375,500
   Intellectual property                          2,717,755                   -
   Software development                             366,040                   -
   Less Amortization                               (477,091)            (35,985)
                                         ------------------  ------------------

      Net Intangible Assets                       2,606,704             339,515
                                         ------------------  ------------------

Total Assets                             $        3,048,495  $        1,349,680
                                         ==================  ==================

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                                    March 31,
                                                            2006                2005
                                                      -----------------  ------------------

Current Liabilities:
   Accounts payable                                   $       1,015,596  $        1,920,725
   Accrued liabilities                                          623,361             154,977
   Related party payables                                        84,938              80,179
   Short-term notes payable                                      36,000                   -
   Convertible promissory notes                                 230,000                   -
   Current portion of long-term debt                              3,581               3,032
   Current portion of deferred income                           110,008              53,457
                                                      -----------------  ------------------

     Total Current Liabilities                                2,103,484           2,212,370
                                                      -----------------  ------------------

Long-Term Liabilities
   Lease obligation payable                                       2,415               5,925
   Convertible promissory notes                                  45,000           1,173,217
   Deferred income                                              119,151              50,318
                                                      -----------------  ------------------
     Total Long-Term Liabilities                                166,566           1,229,460
                                                      -----------------  ------------------

     Total Liabilities                                        2,270,050           3,441,830
                                                      -----------------  ------------------

Stockholders' Equity:
   Common Stock, Par Value $.001
     Authorized 50,000,000 shares,
     Issued 8,077,226 shares at March 31, 2006 and
     Issued 4,467,938 shares at March 31, 2005                    8,077               4,468
   Paid-In Capital                                            8,684,405           1,245,325
   Retained Deficit                                          (7,914,037)         (3,341,943)
                                                      -----------------  ------------------

     Total Stockholders' Equity                                 778,445          (2,092,150)
                                                      -----------------  ------------------

Total Liabilities and Stockholders' Equity            $       3,048,495  $        1,349,680
                                                      =================  ==================



   The accompanying notes are an integral part of these financial statements.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  For the years ended
                                                       March 31,
                                                2006                2005
                                         ------------------  ------------------

Revenues                                 $        1,587,900  $        1,322,675
Cost of goods sold                                  336,549             226,619
                                         ------------------  ------------------

     Gross Profit                                 1,251,351           1,096,056
                                         ------------------  ------------------

Expenses:
   Sales and marketing                              538,290              54,742
   Research and development                         587,302                   -
   Software consulting                              992,125           2,672,029
   Professional fees                                487,142             110,879
   General and administrative                       971,044             408,960
                                         ------------------  ------------------

     Total Expenses                               3,575,903           3,246,610
                                         ------------------  ------------------

Other Income (Expense)
   Interest income                                    1,466               2,629
   Interest expense                                (114,187)            (43,207)
   Write-off of goodwill                         (2,134,821)                  -
                                         ------------------  ------------------

     Total Other Income (Expense)                (2,247,542)            (40,578)
                                         ------------------  ------------------

     Net Loss                            $       (4,572,094) $       (2,191,132)
                                         ==================  ==================

Basic & Diluted loss per share           $           (0.72)  $           (0.54)
                                         ==================  ==================

Weighted Average Shares                           6,393,718           4,071,255
                                         ==================  ==================








   The accompanying notes are an integral part of these financial statements.

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE TWO YEARS ENDED MARCH 31, 2006 AND 2005

                                                Preferred Stock        Common Stock          Paid-In      Retained
                                               Shares  Par Value     Shares     Par Value    Capital      Deficit
                                               ------  ---------  -----------  ----------  ------------ ------------
Balance at March 31, 2004                           -  $       -    3,958,358  $    3,958  $  594,909  $(1,150,811)

Stock issued for accrued liabilities                -          -      359,580         360     380,566            -
Stock issued for services                           -          -      150,000         150     269,850            -
Net loss                                            -          -            -           -           -   (2,191,132)
                                               ------  ---------  -----------  ----------  ----------  -----------

Balance at March 31, 2005                           -          -    4,467,938       4,468   1,245,325   (3,341,943)

Stock issued for accrued liabilities                -          -      173,511         174     482,190            -
Stock issued for acquisition of Xbridge             -          -    2,000,000       2,000   5,298,000            -
Stock issued from exercise of stock options         -          -      100,000         100     199,900            -
Stock issued for conversion of notes payable        -          -    1,325,777        1325   1,417,932            -
Stock issued for services                           -          -        2,000           2       1,998            -
Stock issued for legal settlement                   -          -        8,000           8           -            -
Contributed capital                                 -          -            -           -      39,060            -
Net loss                                            -          -            -           -           -   (4,572,094)
                                               ------  ---------  -----------  ----------  ----------  -----------

Balance at March 31, 2006                           -  $       -    8,077,226  $    8,077  $8,684,405  $(7,914,037)
                                               ======  =========  ===========  ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the years ended
                                                                     March 31,
                                                              2006                2005
                                                       ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                               $       (4,572,094) $       (2,191,132)
Adjustments used to reconcile net loss to net cash
     provided by (used in) operating activities:
Write-off of goodwill                                           2,134,821                   -
Depreciation and amortization                                     318,120              51,688
Deferred income                                                   125,384              78,219
Accrued interest converted to convertible debt                          -               7,000
Accrued expenses converted to convertible debt                          -              48,000
Stock issued for accrued interest                                  98,177                   -
Stock issued for accrued liabilities                              543,004             380,926
Stock issued for services                                           2,000             270,000
Stock issued for legal settlement                                       8                   -
(Increase) Decrease in accounts receivable                        147,467            (216,547)
(Increase) Decrease in other receivables                                -             (26,639)
(Increase) Decrease in inventory                                   (5,433)            (13,234)
(Increase) Decrease in prepaid expenses                           (34,284)             (3,021)
(Increase) Decrease in Xbridge receivable                        (569,525)           (423,812)
Increase (Decrease) in accrued liabilities                        431,342              53,348
Increase (Decrease) in accounts payable                           778,440           1,052,505
Increase (Decrease) in related party payable                         (367)             24,914
                                                       ------------------  ------------------
     Net Cash Used in operating activities                       (602,940)           (907,785)
                                                       ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash acquired from Xbridge                                          2,834                   -
Purchase of equipment                                             (23,475)           (116,053)
                                                       ------------------  ------------------
 Net cash provided by investing activities                        (20,641)           (116,053)
                                                       ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on capital lease                                          (2,961)             (1,248)
Sale of common stock                                              583,500                   -
Cash received from convertible debt                                45,000           1,004,000
Proceeds from loans                                                56,400              75,755
Payments on loans                                                 (36,000)            (17,000)
                                                       ------------------  ------------------
 Net Cash Provided by Financing Activities                        645,939           1,061,507
                                                       ------------------  ------------------

Net (Decrease) Increase in cash and cash equivalents               22,358              37,669
Cash and Cash Equivalents at beginning of period                   38,632                 963
                                                       ------------------  ------------------
Cash and Cash Equivalents at end of period             $           60,990  $           38,632
                                                       ==================  ==================

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                       For the years ended
                                                                            March 31,
                                                                     2006                2005
                                                              ------------------  ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                    $           57,312  $           18,961
  Franchise and income taxes                                  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:


         On May 27, 2005, the Company issued 4,150,000 shares of common stock to the shareholders of XBridge Software, Inc. and cancelled 2,150,000 shares then held by XBridge, in connection with the Company's merger with XBridge Software, Inc. In the merger, the Company acquired all of the assets and liabilities of XBridge Software, valued at a net of $782,245, and intellectual property valued at $2,717,755. Goodwill of $2,134,821 was also acquired and subsequently expensed.

         On December 31, 2005, the Company issued 946,392 shares of stock due to the conversion of note principal and interest from private placement fund holders. The amount of principal represented by these shares was $859,000. The amount of accrued interest represented by these shares was $87,392.

         On March 31, 2006, the Company issued 67,785 shares of stock due to the conversion of note principal and interest from private placement fund holders. The amount of principal represented by these shares was $57,000. The amount of accrued interest represented by these shares was $10,785.











   The accompanying notes are an integral part of these financial statements.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern.

         These consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Cistera Networks, Inc. (formerly CNH Holdings Company, Inc.) is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

Principles of Consolidation

         The consolidated financial statements for the years ended March 31, 2006 include the accounts of Cistera Networks, Inc. and its wholly-owned subsidiary XBridge Software, Inc. XBridge Software, Inc. was acquired by the Company on May 27, 2005.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant intercompany balances and transactions have been eliminated.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

Revenue Recognition

         The Company's revenue is comprised of three main sources: (1) hardware/software sales, (2) professional services and (3) support and maintenance contracts. Hardware/software sales revenues are recognized when a valid purchase order has been received from a client and the hardware/software has been shipped and invoiced to the client. Hardware/software revenue is fixed and determinable at the time of shipment as clients are engaged with the Company in a two-tier distribution model with no refund/return rights. Professional services revenue and costs are recognized when an installation project has been completed and client sign-off received. Professional services revenue is fixed and determinable only at the time of client approval as typical client install projects involve several vendors working against shifting deadlines to install multiple solutions. Support and maintenance contracts are executed on an annual basis and the revenue from these contracts is recognized on a monthly basis as the support fees are earned.

Inventory

         Inventory consists of equipment that has been returned to the Company because the customer has quit the project or there were problems with the hardware. The machines are refurbished and used in future sales. The inventory assets are recorded at cost.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at March 31, 2006 and 2005:


                                                     March 31,
                                              2006               2005
                                       ------------------  -----------------
Computer Equipment                     $          117,725  $          71,099
Trade Show Booth & Fixtures                         8,774              7,756
Office Equipment                                   72,622             53,776
Property held under capital leases                 10,205             10,205
Less accumulated depreciation                    (115,524)           (34,689)
                                       ------------------  -----------------

Total                                  $           93,802  $         108,147
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

         Total depreciation expense for the years ended March 31, 2006 and 2005 was $46,106 and $32,913, respectively.

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

         Intangible Assets consisted of the following at March 31, 2006 and 2005:

                                                       March 31,
           Intangible Asset                     2006               2005            Amortization Period
---------------------------------------  ------------------  -----------------   ------------------------
Licensing Rights                         $                -  $         375,500           20 Years
Intellectual Property                             2,717,755                  -           15 Years
Software Development                                366,040                  -           4 Years
Less accumulated amortization                      (477,091)           (35,985)
                                         ------------------  -----------------

Total                                    $        2,606,704  $         339,515
                                         ==================  =================

         Software development costs include all development costs incurred after the Company's software became "technologically feasible". Prior to the software reaching that stage, all development costs were expensed as incurred. Once the software was developed to the point of being ready for sale, the Company began amortizing the costs over the term of the license agreement it entered into which was four years. The software development costs were acquired in the acquisition of XBridge Software, Inc.

         On May 27, 2005, the Company issued 2,000,000 shares of common stock to acquire the assets and liabilities of XBridge Software, Inc. The shares were valued at the market price on the effective date of the acquisition, which was $2.65 per share. The Company acquired net assets valued at $782,245 and intellectual property valued at $2,717,755. The Company has determined that the intellectual property has a useful life of 15 years, and is using straight-line amortization.

         Total amortization expense for the years ended March 31, 2006 and 2005 was $265,492 and $18,775, respectively.

         The estimated amortization for the next five years is as follows:


2005                                         $           221,116
2006                                                     181,184
2007                                                     181,184
2008                                                     181,184
2009                                                     181,184
                                             -------------------
Total                                        $           945,852
                                             ===================

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share

         Basic earnings (loss) per share has been computed by dividing the earnings for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         Diluted loss per common share for the year ended March 31, 2006 and 2005 is not presented as it would be anti-dilutive. At March 31, 2006, the total number of potentially dilutive common stock equivalents was 2,907,019. At March 31, 2005, the total number of potentially dilutive common stock equivalents was 2,344,750.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2005  financial statements to conform with the 2006 presentation.

Deferred Income

         Deferred income represents contracts for certain revenue to be received in the future and come from support and maintenance contracts. Support and maintenance contracts are executed on an annual basis and the revenue from these contracts is recognized on a monthly basis as the support fees are earned.

Research and Development

         Research and development expenses consist primarily of salaries and related expenses, and allocated overhead related to increasing the functionality and enhancing the ease of use of the convergence platform and applications.

NOTE 3 - CONCENTRATION OF RISK

         As of March 31, 2006, the Company receives approximately 48% of its gross revenues from its top three re-sellers. This represents a decrease in concentration of business from the 90% reported for the year ended March 31, 2005. The loss of these re-sellers would adversely impact the business of the Company.

NOTE 4 - INCOME TAXES

         As of March 31, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $7,914,000 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 5 - LEASE COMMITMENT

         The Company currently leases approximately 4,264 square feet of office space at 17304 Preston Road, Suite 975, Dallas, Texas from Memshalah Realty. The lease payments are approximately $7,195 per month and the lease expires November 30, 2009. This office space is used as the Corporate Headquarters.

         The minimum future lease payments under this lease for the next five years are:


         April 1, 2006 - March 31, 2007                   $       88,496
         April 1, 2007 - March 31, 2008                           91,107
         April 1, 2008 - March 31, 2009                           93,239
         April 1, 2009 - March 31, 2010                           63,107
         April 1, 2010 - March 31, 2011                                -
                                                          --------------
         Total minimum future lease payments              $      335,949
                                                          ==============

NOTE 6 - CAPITAL LEASE

         On October 20, 2004, the Company entered into an agreement with Dell Financial Services to lease five laptop computers and a laser printer. The lease is for a period of thirty-six months with a payment of approximately $369 per month. The Company has an end of lease purchase option of $1. The Company has capitalized a total of $10,205 under capital leases for the computers and printer in the financial statements. The assets are depreciated over their related lease terms. Depreciation of assets under capital leases is included in depreciation expense for the year ended March 31, 2006.

         The minimum future lease payments under this capital lease for the next five years are:


         April 1, 2006 - March 31, 2007                            4,428
         April 1, 2007 - March 31, 2008                            2,953
         April 1, 2008 - March 31, 2009                                -
         April 1, 2009 - March 31, 2010                                -
         April 1, 2010 - March 31, 2011                                -
                                                          --------------
         Total minimum lease payments                              7,381
         Less: Amount representing interest                       (1,385)
                                                          --------------
         Present value of net minimum
            lease payment                                 $        5,996
                                                          ==============

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

         On May 27, 2005, the Company issued 4,150,000 shares of common stock to the shareholders of XBridge Software, Inc. and cancelled 2,150,000 shares then held by XBridge, in connection with the Company's merger with XBridge Software, Inc. In the merger, the Company acquired all of the assets and liabilities of XBridge Software, valued at a net of $782,245, and intellectual property valued at $2,717,755. Goodwill of $2,134,821 was also acquired and subsequently expensed.

         On June 24, 2005, the Company issued 100,000 shares of common stock from the exercise of outstanding stock options at $2 per share.

         Effective September 21, 2005, the Company's authorized shares were increased from 10 million shares to 50 million shares.

         On December 31, 2005, the Company issued 311,600 shares of stock in connection with the exercise of warrants issued in the 2004 private placement of notes and warrants at $1.30 per share.

         On December 31, 2005, the Company issued 946,392 shares of stock upon conversion of certain outstanding notes issued in the 2004 private placement. The amount of principal represented by these shares was $859,000. The amount of accrued interest represented by these shares was $87,392. These notes converted at $1.00 per share.

         On March 31, 2006, the Company issued 67,785 shares of stock upon conversion of certain outstanding notes issued in the 2004 private placement. The amount of principal represented by these shares was $57,000. The amount of accrued interest represented by these shares was $10,785. These notes converted at $1.00 per share.

         One March 31, 2006 the Company issued 2,000 shares of stock to a former contractor for providing project management services valued at $2,000. As part of the initial agreement with this contractor, these shares were to be issued upon the delivery of services defined by the agreement.

         On March 31, 2006, the Company issued 8,000 shares of stock as part of a legal settlement. The shares had been previously issued and were cancelled as part of a court order, but were never returned to the Company. As per the settlement, the 8,000 outstanding were cancelled and subsequently reissued as unrestricted shares.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 - NOTES PAYABLE

         In June 2005, the Company received loans totaling $50,000. The notes are due May 30, 2006 and carry an interest rate of 8% per annum. At March 31, 2006, the total amount of principal and interest due on this note was $38,217.

NOTE 9 - RELATED PARTY TRANSACTIONS

         On March 5, 2003, we (1) obtained an exclusive license to certain XML technology from XBridge in exchange for the issuance of 500,000 shares of our common stock, and (2) entered into an asset purchase agreement to acquire certain of XBridge's assets. On June 20, 2003, we issued an additional 1,500,000 shares of our common stock to XBridge in settlement of certain CNH Holdings' obligations under the license agreement and asset purchase agreement. Subsequent to the settlement transaction, the officers and directors of XBridge became our officers and directors.

         Subsequent to March 2003, the Company had entered into a master services agreement with XBridge pursuant to which XBridge provided the Company with certain development and maintenance services. In connection with this master services agreement, the Company had previously issued to XBridge an additional 150,000 shares of its common stock and had incurred approximately $1,860,000 in past due service fee debt.

         Effective May 27, 2005, we acquired XBridge through a merger transaction and obtained ownership of the XBridge intellectual property upon which our products are based. Prior to entering into the agreement governing the merger, (a) Ms. Cynthia Garr, the Company's Executive Vice President, interim Chief Financial Officer and a director, was also the President and a director of XBridge, (b), Mr. Gregory Royal, the Company's Chief Technology Officer and a director, was also a Vice President and a director of XBridge, (c) Mr. Derek Downs the Company's acting Chief Executive Officer and a director, was also a consultant to XBridge.

         On May 31, 2004, the Company received a loan from an officer of $55,755. The note carries an interest rate of 8% and is due December 31, 2005. At March 31, 2006, the total amount of principal and interest due on this note was $61,143.

         On November 11, 2004, the Company received a loan from an officer of $20,000. The note carried an interest rate of 8% and was due November 1, 2005. At December 31, 2005, the total amount of principal and interest due on this note was $0.

         On March 31, 2006, the Company received a loan from an officer of $6,400. The note carries an interest rate of 8% and is due March 31, 2007. At March 31, 2006, the total amount of principal and interest due on this note was $6,400.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

         In July 2003, XBridge Software, Inc. received loans totaling $33,000 from shareholders. The loans are due on demand and carry on interest rate of 8% per annum. The Company acquired these loans as part of the acquisition of XBridge Software in May 2005. At March 31, 2006, total principal and interest due on these loans was $32,060.

         Pursuant to an employment agreement dated January 1, 2005, the Company agreed to pay $125,000 per year to Cynthia Garr, an officer and director of the Company.

         Pursuant to an employment agreement dated January 1, 2005, the Company agreed to pay $125,000 per year to Derek Downs, an officer and director of the Company.

         Pursuant to an employment agreement dated October 1, 2004, the Company agreed to pay $130,000 per year to Gregory Royal, an officer and director of the Company.

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

         On August 31, 2004, CNH Holdings Company absorbed its wholly-owned subsidiary Corvero Networks, Inc., and began operating as Cistera Networks. As of that date, all Corvero products adopted the Cistera name. All of Corvero's rights under the License Agreement dated May 5, 2003 passed to Cistera Networks, Inc.

         On May 27, 2005, the Company issued 2,000,000 new shares of common stock to acquire the assets and liabilities of XBridge Software, Inc. The shares were valued at the market price on the effective date of the acquisition, which was $2.65 per share. The Company acquired net assets valued at $782,245 and intellectual property valued at $2,717,755. Goodwill of $2,134,821 was also acquired and subsequently expensed.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 11 - CONVERTIBLE DEBT

         Effective December 13, 2004, the Company issued and sold an aggregate of $1,146,000 in principal amount of Senior Unsecured Convertible Promissory Notes (the "notes"), and issued warrants to purchase 1,146,000 shares of our common stock, par value $0.001 per share (the "warrants"). Of the $1,146,000 in notes, $1,004,000 in principal amount of notes were issued for cash, and $142,000 in principal amount of notes were issued in connection with the cancellation of an equal amount of the Company's outstanding obligations. At December 31, 2005, a number of note holders opted to convert their debt as provided in their note agreements. The total number of shares issued due to this conversion was 946,392. The amount of principal represented by these shares was $859,000. The amount of accrued interest represented by these shares was $87,392. At March 31, 2006, three note holders opted to convert their debt as provided in their note agreements. The total number of shares issued due to this conversion was 67,785. The amount of principal represented by these shares was $57,000. The amount of accrued interest represented by these shares was $10,785. These notes converted at $1.00 per share. The total amount of principal and interest due at March 31, 2006 was $262,876.

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

         The warrants have a term of five years and are exercisable at an exercise price of $1.30 per share. Subject to an effective registration statement covering the resale of the shares of common stock issuable upon exercise of the Warrants, the Company may, upon thirty days prior written notice, redeem the warrants for $0.10 per share, in whole or in part, if our common stock closes with a bid price of at least $3.50 for any ten (10) out of fifteen (15) consecutive trading days. Because at that price it would be profitable for the warrant holders to exercise their warrants rather than to allow the redemption to proceed, we assume they would choose to exercise. However, there is no assurance that our stock price will rise to the $3.50 per share redemption trigger price, or that all of the warrants will be exercised.

         The Company is currently seeking to issue and sell a second offering of Senior Unsecured Convertible Promissory Notes. This second offering will mirror the terms of the previous Private Placement Funding as stated above, except for the conversion of stock and interest is set at a fixed rate of $1.00 per share. The notes and accrued interest are due and payable two years from the date of the note. As of March 31, 2006, $45,000 had been received by the Company from this offering.

NOTE 12 - STOCK OPTIONS

         During the year ended March 31, 2005, the Company issued 1,815,000 stock options to employees, contractors and other service providers to the Company. At March 31, 2006, no compensation expense had been recorded as the exercise price of the options was equal or greater than the fair market value of the stock. As of March 31, 2006, 1,015,000 of the total stock options are not exercisable, as they are not yet approved or registered.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 - STOCK OPTIONS (continued)

         The following table sets forth the options outstanding as of March 31, 2005.

                                                                                            Weighted
                                                                     Option /                Average             Weighted
                                                                     Warrants               Exercise             Average
                                                                      Shares                  Price             Fair Value
                                                                ------------------      -----------------    ----------------
Options outstanding,
       March 31, 2004                                                            -          $           -
Granted, Exercise price more than fair value                             1,815,000                      1.29                1.43
Granted, Exercise price less than fair value                                     -                      -                   -
Expired                                                                          -                      -
Exercised                                                                        -                      -
                                                                ------------------
Options outstanding,
       March 31, 2005                                                    1,815,000      $               1.29
                                                                ==================      =================

         The following table sets forth the options outstanding as of March 31, 2006.

                                                                                            Weighted
                                                                     Option /                Average             Weighted
                                                                     Warrants               Exercise             Average
                                                                      Shares                  Price             Fair Value
                                                                ------------------      -----------------    ----------------
Options outstanding,
       March 31, 2005                                                    1,815,000      $               1.29 $              1.43
Options outstanding from Xbridge merger                                    529,945                      0.23                0.34
Warrants outstanding from Xbridge merger                                   312,439                      0.46                0.46
Warrants outstanding from Private Placement                              1,146,000                      1.30                1.30
Outstanding warrants from early exercise of
     Private Placement Warrants                                            155,800                      1.30                1.30
Granted, Exercise price more than fair value                                     -                      -                   -
Granted, Exercise price less than fair value                                     -                      -                   -
Expired                                                                          -                      -
Exercised                                                                 (411,600)                     1.47                -
                                                                ------------------
Options outstanding,
       March 31, 2006                                                    3,547,584      $               1.04
                                                                ==================      =================

         Exercise prices for optioned shares outstanding as of March 31, 2006 ranged from $1.10 to $2.00. A summary of these options by range of exercise prices is shown as follows:

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 - STOCK OPTIONS (continued)

                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life
------------------     ------------------    ---------------    ------------------     ---------------------    -----------------
$             1.10                635,000    $          1.10                     -     $                1.10        10 years
1.30                              380,000               1.30                     -                      1.30        10 years
2.00                              700,000               2.00               700,000                      2.00        10 years
..01                               122,028                .01               122,028                       .01         3 years
..23                                81,352                .23                81,352                       .23         3 years
..46                               325,565                .46               325,565                       .46         3 years
..46                               222,951                .46               312,439                       .46         3 years
..46                                89,488                .46                89,488                       .46        4 months
1.30                              990,200               1.30               990,200                      1.30         5 years

         In September 2005, although the stock price had not achieved the levels necessary to allow the Company to redeem the warrants, warrant holders were offered an incentive of one-half warrant for each warrant exercised. This incentive expired on December 31, 2005. The Company raised an additional $405,080 from the exercise of 311,600 warrants and issued 155,800 incentive warrants.

NOTE 13 - CONTINGENCIES

         In 2005, the Company was made a third-party defendant to litigation that was originally filed on June 5, 2001 in Longview, Texas, styled J. David Bolton, Joanna Bolton, Whitney Gaidry, Virginia Ille and Kenneth Ille vs. Larry
V. Tate, Gerald Pybas, E. Robert Barbee, H. Paul Estey, and Robert A. Baker; Case No. 2001-1196-A; 188th District Court, Gregg County, Texas. Plaintiffs sued Defendants and the Company for breach of contract and sought approximately $975,000 in damages. The Defendants had sued the Company for indemnification of Plaintiffs' claims.

         On February 7, 2006, the parties reached an agreement to settle this case at mediation and signed a binding agreement which settles the disputes between them. As part of that settlement, the Company agreed to deliver 60,000 unrestricted stock certificates of the Company's stock to Plaintiffs. The Plaintiffs held 60,000 shares of restricted stock prior to the settlement. Those 60,000 shares were cancelled and reissued as unrestricted shares. The settlement should not be taken as an admission of liability and the Company expressly denies any such liability.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      (Formerly CNH Holdings Company, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 13 - CONTINGENCIES (continued)

         The Company, and certain of its current and former officers and directors are defendants in litigation pending in Dallas, Texas, styled KINGDON
R. HUGHES VS. GREGORY T. ROYAL, CYNTHIA A. GARR, JAMES T. MILLER, JR., CHARLES STIDHAM, CNH HOLDINGS COMPANY D/B/A CISTERA NETWORKS AND XBRIDGE SOFTWARE, INC.; Cause No. DV05-0600-G; G-134th District Court, Dallas County, Texas. The plaintiff has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and Xbridge in May 2003 and the acquisition of Xbridge by the Company in May 2005. The parties held a mediation conference in April 2006 and have come to an understanding with respect to the principle elements of a potential settlement, however, no definitive settlement agreement has been entered into among the parties. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company is not determinable.

         The Company denies these allegations and is vigorously defending this litigation.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHH HOLDINGS COMPANY

Dated: July 11, 2006               By  /S/     Derek P. Downs
                                   --------------------------------
                                   Derek P. Downs
                                   President
                                   (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 24th day of June 2005.

Signatures                         Title

/S/     Derek P. Downs
-----------------------
Derek P. Downs                     President
                                   (Principal Executive Officer)


/S/     Cynthia A. Garr
-----------------------
Cynthia A. Garr                    Interim C.F.O., Executive Vice-President of
                                   Corporate Development, and Director
                                   (Principal Financial Officer)


/S/   Gregory T. Royal
-----------------------
Gregory T. Royal                   Executive Vice-President/Chief Technology
                                   Officer and Director