Form 10QSB
period 2006-06-30
Cistera Networks, Inc.
filed 2006-08-23
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006
                                                 ----------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
                         Commission file number 0-17304

                             CISTERA NETWORKS, INC.
   --------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2006 8,077,226


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                   June 30,           March 31,
                                                                                    2006                2006
                                                                             ------------------  ------------------
Current Assets:
   Cash                                                                      $           65,531  $           60,990
   Accounts Receivable                                                                  162,054             198,319
   Other Receivable                                                                      23,927              23,927
   Inventory                                                                             23,677              23,127
   Prepaid Expenses                                                                     136,714              41,626
                                                                             ------------------  ------------------

      Total Current Assets                                                              411,903             347,989
                                                                             ------------------  ------------------

Fixed Assets:
   Computer Equipment                                                                   117,560             117,725
   Trade Show Booth & Fixtures                                                            8,774               8,774
   Office Equipment                                                                      75,385              72,622
   Property held under capital leases                                                    10,205              10,205
   Less Accumulated Depreciation                                                       (123,549)           (115,524)
                                                                             ------------------  ------------------

      Net Fixed Assets                                                                   88,375              93,802
                                                                             ------------------  ------------------

Intangible Assets:
   Intellectual property                                                              2,717,755           2,717,755
   Software development                                                                 366,040             366,040
   Less Amortization                                                                   (581,639)           (477,091)
                                                                             ------------------  ------------------

      Net Intangible Assets                                                           2,502,156           2,606,704
                                                                             ------------------  ------------------

Total Assets                                                                 $        3,002,434  $        3,048,495
                                                                             ==================  ==================

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                                         (Unaudited)
                                                                          June 30,           March 31,
                                                                           2006                2006
                                                                     -----------------  ------------------

Current Liabilities:
   Accounts payable                                                  $         828,759  $        1,015,596
   Accrued liabilities                                                         874,355             623,361
   Related party payables                                                       84,938              84,938
   Short-term notes payable                                                     23,500              36,000
   Convertible promissory notes                                                230,000             230,000
   Current portion of long-term debt                                             3,755               3,581
   Current portion of deferred income                                          147,795             110,008
                                                                     -----------------  ------------------

     Total Current Liabilities                                               2,193,102           2,103,484
                                                                     -----------------  ------------------

Long-Term Liabilities
   Lease obligation payable                                                      1,408               2,415
   Convertible promissory notes                                                199,000              45,000
   Deferred income                                                             111,322             119,151
                                                                     -----------------  ------------------
     Total Long-Term Liabilities                                               311,730             166,566
                                                                     -----------------  ------------------

     Total Liabilities                                                       2,504,832           2,270,050
                                                                     -----------------  ------------------

Stockholders' Equity:
   Common Stock, Par Value $.001
     Authorized 50,000,000 shares,
     Issued 8,077,226 shares at June 30, 2006 and
     March 31, 2006                                                              8,077               8,077
   Paid-In Capital                                                           8,684,405           8,684,405
   Retained Deficit                                                         (8,194,880)         (7,914,037)
                                                                     -----------------  ------------------

     Total Stockholders' Equity                                                497,602             778,445
                                                                     -----------------  ------------------

Total Liabilities and Stockholders' Equity                           $       3,002,434  $        3,048,495
                                                                     =================  ==================








   The accompanying notes are an integral part of these financial statements.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          (Unaudited)
                                                                                   For the three months ended
                                                                                           June 30,
                                                                                   2006                2005
                                                                            ------------------  ------------------
Revenues                                                                    $          494,737  $          613,269
Cost of goods sold                                                                      27,974             110,616
                                                                            ------------------  ------------------

     Gross Profit                                                                      466,763             502,653
                                                                            ------------------  ------------------

Expenses:
   Sales and marketing                                                                  55,710              13,256
   Research and development                                                            128,904             135,582
   Software consulting                                                                 267,755             257,933
   General and administrative                                                          277,818             209,774
                                                                            ------------------  ------------------

     Total Expenses                                                                    730,187             616,545
                                                                            ------------------  ------------------

Other Income (Expense)
   Interest income                                                                          15                 157
   Interest expense                                                                    (17,434)            (24,444)
                                                                            ------------------  ------------------

     Total Other Income (Expense)                                                      (17,419)            (24,287)
                                                                            ------------------  ------------------

     Net Loss                                                               $         (280,843) $         (138,179)
                                                                            ==================  ==================

Basic & Diluted loss per share                                              $           (0.03)  $           (0.02)
                                                                            ==================  ==================

Weighted Average Shares                                                              8,077,226           5,675,430
                                                                            ==================  ==================












   The accompanying notes are an integral part of these financial statements.

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            (Unaudited)
                                                                                      For the three months ended
                                                                                             June 30,
                                                                                     2006                2005
                                                                              ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                                      $         (280,843) $         (138,179)
Adjustments used to reconcile net loss to net cash
     provided by (used in) operating activities:
Depreciation and amortization                                                            112,573              15,057
Deferred income                                                                           29,957             112,983
Stock issued for accrued liabilities                                                           -             521,424
(Increase) Decrease in accounts receivable                                                36,265            (302,514)
(Increase) Decrease in inventory                                                            (550)             (7,802)
(Increase) Decrease in prepaid expenses                                                  (95,088)                  -
(Increase) Decrease in Xbridge receivable                                                      -            (569,525)
Increase (Decrease) in accrued liabilities                                               250,994             127,629
Increase (Decrease) in accounts payable                                                 (186,837)            294,553
                                                                              ------------------  ------------------
     Net Cash Used in operating activities                                              (133,529)             53,626
                                                                              ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash acquired from Xbridge                                                                     -               2,834
Purchase of equipment                                                                     (2,598)             (7,221)
                                                                              ------------------  ------------------
 Net cash provided by investing activities                                                (2,598)             (4,387)
                                                                              ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on capital lease                                                                   (832)               (688)
Sale of common stock                                                                           -             200,000
Cash received from convertible debt                                                      154,000                   -
Proceeds from loans                                                                            -              50,000
Payments on loans                                                                        (12,500)             (8,000)
                                                                              ------------------  ------------------
 Net Cash Provided by Financing Activities                                               140,668             241,312
                                                                              ------------------  ------------------

Net (Decrease) Increase in cash and cash equivalents                                       4,541             290,551
Cash and Cash Equivalents at beginning of period                                          60,990              38,632
                                                                              ------------------  ------------------
Cash and Cash Equivalents at end of period                                    $           65,531  $          329,183
                                                                              ==================  ==================

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                           (Unaudited)
                                                                                      For the three months ended
                                                                                             June 30,
                                                                                     2006                2005
                                                                              ------------------  ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                    $              658  $                -
  Franchise and income taxes                                                  $                   $                -

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern.

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

Interim Reporting

         The unaudited financial statements as of June 30, 2006, and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

Principles of Consolidation

         The consolidated financial statements for the quarter ended June 30, 2006 include the accounts of Cistera Networks, Inc. and its wholly-owned subsidiary XBridge Software, Inc. XBridge Software, Inc. was acquired by the Company on May 27, 2005.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant intercompany balances and transactions have been eliminated.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

Revenue Recognition

         The Company's revenue is comprised of three main sources: (1) hardware/software sales, (2) professional services and (3) support and maintenance contracts. Hardware/software sales revenues are recognized when a valid purchase order has been received from a client and the hardware/software has been shipped and installed at the client site. Hardware/software revenue is fixed and determinable at the time of shipment as clients are engaged with the Company in a two-tier distribution model with no refund/return rights. Professional services revenue and costs are recognized when an installation project has been completed and client sign-off received. Professional services revenue is fixed and determinable only at the time of client approval as typical client install projects involve several vendors working against shifting deadlines to install multiple solutions. Support and maintenance contracts are executed on an annual basis and the revenue from these contracts is recognized on a monthly basis as the support fees are earned.

Inventory

         Inventory consists of equipment that has been returned to the Company because the customer has quit the project or there were problems with the hardware. The machines are refurbished and used in future sales. The inventory assets are recorded at cost.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at June 30, 2006 and March 31, 2006:


                                                                            (Unaudited)
                                                                     June 30,           March 31,
                                                                       2006               2006
                                                                ------------------  -----------------
Computer Equipment                                              $          117,560  $         117,725
Trade Show Booth & Fixtures                                                  8,774              8,774
Office Equipment                                                            75,385             72,622
Property held under capital leases                                          10,205             10,205
Less accumulated depreciation                                             (123,549)          (115,524)
                                                                ------------------  -----------------

Total                                                           $           88,375  $          93,802
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

         Total depreciation expense for the three months ended June 30, 2006 and 2005 was $8,297 and $10,362, respectively.

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

         Intangible Assets consisted of the following at June 30, 2006 and March 31, 2006:

                                            (Unaudited) June 30, March 31,
           Intangible Asset                     2006               2006            Amortization Period
---------------------------------------  ------------------  -----------------   ------------------------
Intellectual Property                    $        2,717,755  $       2,717,755           10 Years
Software Development                                366,040            366,040           4 Years
Less accumulated amortization                      (581,639)          (477,091)
                                         ------------------  -----------------

Total                                    $        2,502,156  $       2,606,704
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

         On May 27, 2005, the Company issued 2,000,000 shares of common stock to acquire the assets and liabilities of XBridge Software, Inc. The shares were valued at the market price on the effective date of the acquisition, which was $2.65 per share. The Company acquired net assets valued at $782,245 and intellectual property valued at $2,717,755. The Company has determined that the intellectual property has a useful life of 10 years, and is using straight-line amortization.

         Total amortization expense for the three months ended June 30, 2006 and 2005 was $104,548 and $31,653, respectively.

         The estimated amortization for the next five years is as follows:


2005                                         $           275,107
2006                                                     271,776
2007                                                     271,776
2008                                                     271,776
2009                                                     271,776
                                             -------------------
Total                                        $         1,362,211
                                             ===================

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share

         Basic earnings (loss) per share has been computed by dividing the earnings for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         Diluted loss per common share for the three months ended June 30, 2006 and 2005 is not presented as it would be anti-dilutive. At June 30, 2006, the total number of potentially dilutive common stock equivalents was 3,087,376. At June 30, 2005, the total number of potentially dilutive common stock equivalents was 3,569,922.

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

NOTE 3 - CONCENTRATION OF RISK

         As of June 30, 2006, the Company receives approximately 38% of its gross revenues from its top three re-sellers. This represents a decrease in concentration of business from the 69% reported for the quarter ended June 30, 2005. The loss of these re-sellers would adversely impact the business of the Company.

NOTE 4 - INCOME TAXES

         As of June 30, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $7,914,000 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 5 - LEASE COMMITMENT

         The Company currently leases approximately 4,264 square feet of office space at 17304 Preston Road, Suite 975, Dallas, Texas from Memshalah Realty. The lease payments are approximately $7,355 per month and the lease expires November 30, 2009. This office space is used as the Corporate Headquarters.

         The minimum future lease payments under this lease for the next five years are:


         April 1, 2006 - March 31, 2007                   $       66,909
         April 1, 2007 - March 31, 2008                           91,107
         April 1, 2008 - March 31, 2009                           93,239
         April 1, 2009 - March 31, 2010                           63,107
         April 1, 2010 - March 31, 2011                                -
                                                          --------------
         Total minimum future lease payments              $      314,362
                                                          ==============

NOTE 6 - CAPITAL LEASE

         On October 20, 2004, the Company entered into an agreement with Dell Financial Services to lease five laptop computers and a laser printer. The lease is for a period of thirty-six months with a payment of approximately $369 per month. The Company has an end of lease purchase option of $1. The Company has capitalized a total of $10,205 under capital leases for the computers and printer in the financial statements. The assets are depreciated over their related lease terms. Depreciation of assets under capital leases is included in depreciation expense for the three months ended June 30, 2006.

         The minimum future lease payments under this capital lease for the next five years are:


         April 1, 2006 - March 31, 2007                   $        3,321
         April 1, 2007 - March 31, 2008                            2,952
         April 1, 2008 - March 31, 2009                                -
         April 1, 2009 - March 31, 2010                                -
         April 1, 2010 - March 31, 2011                                -
                                                          --------------
         Total minimum lease payments                              6,274
         Less: Amount representing interest                       (1,110)
                                                          --------------
         Present value of net minimum
            lease payment                                 $        5,163
                                                          ==============

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 - NOTES PAYABLE

         In June 2005, the Company received loans totaling $50,000. The notes are due May 30, 2006 and carry an interest rate of 8% per annum. Due to the loan being unpaid at maturity, the interest rate increased to 12%. At June 30, 2006, the total amount of principal and interest due on this note was $26,616.

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

         On May 31, 2004, the Company received a loan from an officer of $55,755. The note carries an interest rate of 8% and is was December 31, 2005. At June 30, 2006, the total amount of principal and interest due on this note was $62,289.

         On March 31, 2006, the Company received a loan from an officer of $6,400. The note carries an interest rate of 8% and is due March 31, 2007. At June 30, 2006, the total amount of principal and interest due on this note was $6,528.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

         In July 2003, XBridge Software, Inc. received loans totaling $33,000 from shareholders. The loans are due on demand and carry on interest rate of 8% per annum. The Company acquired these loans as part of the acquisition of XBridge Software in May 2005. At June 30, 2006, total principal and interest due on these loans was $32,570.

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 11 - CONVERTIBLE DEBT

         Effective December 13, 2004, the Company issued and sold an aggregate of $1,146,000 in principal amount of Senior Unsecured Convertible Promissory Notes (the "notes"), and issued warrants to purchase 1,146,000 shares of our common stock, par value $0.001 per share (the "warrants"). Of the $1,146,000 in notes, $1,004,000 in principal amount of notes were issued for cash, and $142,000 in principal amount of notes were issued in connection with the cancellation of an equal amount of the Company's outstanding obligations. At December 31, 2005, a number of note holders opted to convert their debt as provided in their note agreements. The total number of shares issued due to this conversion was 946,392. The amount of principal represented by these shares was $859,000. The amount of accrued interest represented by these shares was $87,392. At March 31, 2006, three note holders opted to convert their debt as provided in their note agreements. The total number of shares issued due to this conversion was 67,785. The amount of principal represented by these shares was $57,000. The amount of accrued interest represented by these shares was $10,785. These notes converted at $1.00 per share. The total amount of principal and interest due at June 30, 2006 was $268,134.

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

         The Company is currently seeking to issue and sell a second offering of Senior Unsecured Convertible Promissory Notes. This second offering will mirror the terms of the previous Private Placement Funding as stated above, except for the conversion of stock and interest is set at a fixed rate of $1.00 per share. The notes and accrued interest are due and payable two years from the date of the note. As of June 30, 2006, $199,000 had been received by the Company from this offering.

NOTE 12 - STOCK OPTIONS

         During the year ended March 31, 2005, the Company issued 1,815,000 stock options to employees, contractors and other service providers to the Company. At March 31, 2006, no compensation expense had been recorded as the exercise price of the options was equal or greater than the fair market value of the stock. As of June 30, 2006, 1,015,000 of the total stock options are not exercisable, as they are not yet approved or registered.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 - STOCK OPTIONS (continued)

         The following table sets forth the options outstanding as of June 30, 2006.

                                                                                            Weighted
                                                                     Option /                Average             Weighted
                                                                     Warrants               Exercise             Average
                                                                      Shares                  Price             Fair Value
                                                                ------------------      -----------------    ----------------
Options outstanding,
       March 31, 2005                                                    1,815,000      $               1.29 $              1.43
Options outstanding from Xbridge merger                                    529,945                      0.23                0.34
Warrants outstanding from Xbridge merger                                   312,439                      0.46                0.46
Warrants outstanding from Private Placement                              1,146,000                      1.30                1.30
Outstanding warrants from early exercise of
     Private Placement Warrants                                            155,800                      1.30                1.30
Granted, Exercise price more than fair value                                     -                      -                   -
Granted, Exercise price less than fair value                                     -                      -                   -
Expired                                                                          -                      -
Exercised                                                                 (411,600)                     1.47                -
                                                                ------------------
Options outstanding,
       June 30, 2006                                                     3,547,584      $               1.04
                                                                ==================      =================

         Exercise prices for optioned shares outstanding as of June 30, 2006 ranged from $1.10 to $2.00. A summary of these options by range of exercise prices is shown as follows:


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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 - STOCK OPTIONS (continued)

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

OVERVIEW

         The Company transitioned from the development stage and formally began marketing Enterprise Voice over Internet Protocol (VoIP) solutions in May 2003. At this stage of the development of the VoIP market, the target market is large enterprises, small and mid-sized organizations, both in the commercial and public sector. In the future, management anticipates that as demand increases a market for hosted services delivered on a subscription basis may emerge. The Cistera ConvergenceServer(TM) applications appliance platform was initially developed to deliver the industry's broadest suite of application engines to IP Telephony installations utilizing Cisco's Call Manager in a standardized package suited for the channel sales model. Cistera's software- and hardware-based solutions are delivered on an open-architecture, component- based platform, which allows administrators to centrally manage advanced applications for
Enterprise VoIP environments across large single-site and multi-site private voice/data networks. The company's four solutions categories -- Event Alerting and Notification, Recording, Productivity and Collaboration, and Presence--include multiple application engines within each category that add features and functionality to IPT installations. The CCS platform delivery of the applications makes the solutions reliable, secure and highly scalable--both for increased sites and users, as well as enabling easy addition of features when desired.

         The Company has demonstrated the ability to successfully execute in this emerging market and has gained market acceptance for the product line. Research group IDC identified the importance of Applications Gateway Providers to the growth of IP Telephony in a report released in April 2006. Cistera Networks was one of six companies named as leaders in this new space. The report said, in part, "if network equipment vendors want their customers and prospects to realize the true value proposition of IP telephony they must improve the integration of business critical applications...as well as develop new applications that make voice interactions more valuable..." The company has
termed      this      demand      for      features      and       functionality
"Application-Driven-Telephony"----meaning the capabilities of an IPT solution with applications such as the company provides can actually help sell the IPT deployment to potential users.

         As of June 30, 2006, over 500 installations were in place in the U.S., Canada and Europe for customers in the financial services, healthcare, government, security services, retail, and education vertical markets. The Company has developed a strong, referenceable installed base and continues to invest heavily to expand operations and sales support infrastructure. Sales are generated by a Value-Added-Reseller (VAR) channel of over 60 regional VARS as well as AT&T, Westcon Americas/ Westcon EMEA and Bell Canada, and direct referrals from Cisco. Management believes that its products are ideally suited for channel sales, and has invested to develop marketing and channel sales support and self-service web tools for the partners. To ensure growth scalability, the VAR channel is being trained to deliver professional services for standard installations, which will allow the Company to focus on advanced professional services for complex installations.

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

         As expected, the Company's revenues were insufficient to support operations and we sustained a net loss in this period. We supported operations with financing obtained from private investors. The net loss was $280,843 for the first quarter 2007 as compared to a net loss of $138,179 for the same period in fiscal year 2006.

         Sales and marketing costs reflect seasonality, and traditionally have been lower than average during the Q1 period. For the first quarter of fiscal 2007, sales and marketing costs totaled $55,710 and represented 11.3 percent of revenues, as compared to $13,256 and 2.2 percent for the same quarter last year. On an annual basis, we expect marketing and sales costs to track higher and that they will continue to represent a substantial portion of total revenues in the future as we seek to add and manage more customers, increase the sales and marketing programs to enable our VAR channel, build brand awareness and increase the number of web-based seminars and sponsored events. Sales and marketing expenses for fiscal year 2006 were 33.7 percent of our total revenues.

         As the market has matured and the company has worked to support its VARs and partners, sales have become less concentrated in any single vertical market. Sales for the quarter ended June 2006 were distributed among the six primary vertical markets in the following percentages: financial services 24%, healthcare 10 %, government 18 %, education 26%, manufacturing 3% retail 18 % and legal services 1 %. The company has become less dependent on any single reseller as it has expanded its VAR relationships. Sales from the largest reseller were $75,738 or 15.3% of total revenues earned. Sales from the four largest resellers totaled $225,574 or 45.6% of total revenues.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated statements of financial operations, in their entirety.

OVERVIEW OF RESULTS OF OPERATIONS FOR FIRST QUARTER FISCAL 2007, ENDED JUNE 30, 2006

         Revenues during the first quarter fiscal year 2007 ended June 30, 2006 were $494,737 as compared to $613,269 for first quarter of fiscal year 2006, representing a decrease of 19 percent. The decrease was caused mostly by the impact of two sizeable installations in 2006 which represented 38% of the total revenues for the quarter. The Company focused on continuing to build its tier-one Value Added Reseller relationships during the quarter. This effort included on-site training and webinars to support the sales forces of AT&T, Westcon and Bell Canada.

         Gross profit during the first quarter of fiscal year 2007 ended June 30, 2006 was $466,762, or 94 percent of revenues. Gross profit for the first quarter of fiscal year 2006 ended June 30, 2005 was $502,653 or 82 percent of revenues. Because a substantial portion of the company's revenues are derived from software, gross margins are positively impacted. For this quarter, margins were higher than the previous year, and higher than is sustainable, in part due to sale of equipment purchased in the previous quarter.

Management expects that as sales ramp, margins will remain at a sustainable 75%.

         As expected, the Company's revenues were insufficient to support operations and we sustained a net loss in this period. We supported operations with financing obtained from private investors. The net loss was $280,843 for the first quarter 2007 as compared to a net loss of $138,179 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2006, the Company had cash, cash equivalents and short-term marketable securities of $65,531, as compared to $329,183 at June 30, 2005, accounts receivable of $172,644, as compared to $672,227 at June 30, 2005, and deferred revenue of $259,117, as compared to $216,758 at June 30, 2005.

         For a Company at this stage of development, sequential quarter comparisons can be instructive. At June 30, 2006, the Company had cash, cash equivalents and short-term marketable securities of $65,531, as compared to $60,990 at March 31, 2006, revenues of $494,737 as compared to $277,482 for the quarter ended March 31, 2006, accounts receivable of $172,644, as compared to $198,319 at March 31, 2005, and deferred revenue of $ 259,117, as compared to $229,159 at March 31, 2005.

         From the start of operations in May 2003 through the end of fiscal 2005, operations were funded primarily through financing obtained from private investors, a private placement in the third quarter of fiscal 2005, and a private placement currently underway.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of June 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Cistera Networks, Inc.
Registrant


DATE: August 22, 2006


/s/    Derek P. Downs
Derek P. Downs
President
(Principal Executive Officer)


/s/    Cynthia A. Garr
Cynthia A. Garr
C.F.O.,
Executive Vice-President of Corporate Development,
and Director
(Principal Financial Officer)