Form 10QSB
period 2006-09-30
Cistera Networks, Inc.
filed 2006-11-15
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006
                                              ---------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2006 8,152,063


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                 (Unaudited)
                                  September 30,        March 31,
                                      2006                2006
                               ------------------  ------------------
Current Assets:
   Cash                        $           59,554  $           60,990
   Accounts Receivable                    115,278             198,319
   Other Receivable                        23,927              23,927
   Inventory                               23,677              23,127
   Prepaid Expenses                         9,993              41,626
                               ------------------  ------------------

      Total Current Assets                232,429             347,989
                               ------------------  ------------------

Fixed Assets:
   Computer Equipment                     117,859             117,725
   Trade Show Booth & Fixtures             10,026               8,774
   Office Equipment                        74,799              72,622
   Property held under capital             10,205              10,205
   Less Accumulated Depreciatio          (131,389)           (115,524)
                               ------------------  ------------------

      Net Fixed Assets                     81,500              93,802
                               ------------------  ------------------

Intangible Assets:
   Intellectual property                2,717,755           2,717,755
   Software development                   366,040             366,040
   Less Amortization                     (652,914)           (477,091)
                               ------------------  ------------------

      Net Intangible Assets             2,430,881           2,606,704
                               ------------------  ------------------

Total Assets                   $        2,744,810  $        3,048,495
                               ==================  ==================

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                                       (Unaudited)
                                                                       September 30,        March 31,
                                                                           2006                2006
                                                                     -----------------  ------------------
Current Liabilities:
   Accounts payable                                                  $         793,074  $        1,015,596
   Accrued liabilities                                                         812,825             623,361
   Related party payables                                                       66,873              84,938
   Short-term notes payable                                                     11,000              36,000
   Convertible promissory notes                                                229,000             230,000
   Current portion of long-term debt                                             3,691               3,581
   Current portion of deferred income                                          150,671             110,008
                                                                     -----------------  ------------------

     Total Current Liabilities                                               2,067,134           2,103,484
                                                                     -----------------  ------------------

Long-Term Liabilities
   Lease obligation payable                                                        599               2,415
   Convertible promissory notes                                                260,000              45,000
   Deferred income                                                             112,708              119,151
                                                                     -----------------  ------------------
     Total Long-Term Liabilities                                               373,307             166,566
                                                                     -----------------  ------------------

     Total Liabilities                                                       2,440,441           2,270,050
                                                                     -----------------  ------------------

Stockholders' Equity:
   Common Stock, Par Value $.001
     Authorized 50,000,000 shares,
     Issued 8,152,063 shares at September 30, 2006 and
     8,077,226 shares at March 31, 2006                                          8,152               8,077
   Paid-In Capital                                                           8,720,959           8,684,405
   Retained Deficit                                                         (8,424,742)         (7,914,037)
                                                                     -----------------  ------------------

     Total Stockholders' Equity                                                304,369             778,445
                                                                     -----------------  ------------------

Total Liabilities and Stockholders' Equity                           $       2,744,810  $        3,048,495
                                                                     =================  ==================








   The accompanying notes are an integral part of these financial statements.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    (Unaudited)                           (Unaudited)
                                           For the three months ended               For the six months ended
                                                  September 30,                          September 30,
                                            2006                2005                2006                2005
                                      -----------------   -----------------  ------------------  ------------------
Revenues                              $         399,880   $         367,450  $          894,617  $          980,719
Cost of goods sold                               65,280             117,666              93,254             228,282
                                      -----------------   -----------------  ------------------  ------------------

     Gross Profit                               334,600             249,784             801,363             752,437
                                      -----------------   -----------------  ------------------  ------------------

Expenses:
   Sales and marketing                           42,726              22,840              98,436              36,096
   Research and development                     119,746             122,478             248,650             258,060
   Software consulting                          188,997             281,402             456,752             539,335
   General and administrative                   200,625             500,768             478,443             710,542
                                      -----------------   -----------------  ------------------  ------------------

     Total Expenses                             552,094             927,488           1,282,281           1,544,033
                                      -----------------   -----------------  ------------------  ------------------

Other Income (Expense)
   Interest income                                   36                 893                  51               1,050
   Interest expense                             (12,404)            (26,078)            (29,838)            (50,522)
                                      -----------------   -----------------  ------------------  ------------------

  Total Other Income (Expense)                  (12,368)            (25,185)            (29,787)            (49,472)
                                      -----------------   -----------------  ------------------  ------------------

     Net Loss                         $        (229,862)  $        (702,889) $         (510,705) $         (841,068)
                                      =================   =================  ==================  ==================

Basic & Diluted loss per share        $          (0.03)   $          (0.10)  $           (0.06)  $           (0.13)
                                      =================   =================  ==================  ==================

Weighted Average Shares                       8,149,388           6,741,449           8,113,504           6,741,449
                                      =================   =================  ==================  ==================












   The accompanying notes are an integral part of these financial statements.

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                          (Unaudited)
                                                                                     For the six months ended
                                                                                          September 30,
                                                                                     2006                2005
                                                                              ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                                      $         (510,705) $         (841,068)
Adjustments used to reconcile net loss to net cash
     provided by (used in) operating activities:
Depreciation and amortization                                                            191,688              65,458
Deferred income                                                                           34,220             144,438
Stock issued for accrued liabilities                                                           -             521,424
(Increase) Decrease in accounts receivable                                                83,041             135,006
(Increase) Decrease in inventory                                                            (550)             (5,028)
(Increase) Decrease in prepaid expenses                                                   31,633              (7,317)
(Increase) Decrease in Xbridge receivable                                                      -            (569,525)
Increase (Decrease) in accrued liabilities                                               189,464             212,930
Increase (Decrease) in accounts payable                                                 (222,524)            312,036
                                                                              ------------------  ------------------
     Net Cash Used in operating activities                                              (203,733)            (31,646)
                                                                              ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash acquired from Xbridge                                                                     -               2,834
Purchase of equipment                                                                     (3,563)            (18,065)
                                                                              ------------------  ------------------
 Net cash provided by investing activities                                                (3,563)            (15,231)
                                                                              ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on capital lease                                                                 (1,705)             (1,410)
Sale of common stock                                                                           -             200,000
Cash received from convertible debt                                                      215,000                   -
Proceeds from loans                                                                       17,565              50,000
Payments on loans                                                                        (25,000)            (22,000)
                                                                              ------------------  ------------------
 Net Cash Provided by Financing Activities                                               205,860             226,590
                                                                              ------------------  ------------------

Net (Decrease) Increase in cash and cash equivalents                                      (1,436)            179,713
Cash and Cash Equivalents at beginning of period                                          60,990              38,632
                                                                              ------------------  ------------------
Cash and Cash Equivalents at end of period                                    $           59,554  $          218,345
                                                                              ==================  ==================

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                          (Unaudited)
                                                                                    For the six months ended
                                                                                          September 30,
                                                                                     2006                2005
                                                                              ------------------  ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                    $            7,784  $                   -
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

         On July 1, 2006, the Company issued 70,893 shares of stock in connection with the exercise of warrants issued in the merger of the Company with Xbridge Software, Inc. at $.46 per share. The warrants were exercised for notes payable totaling $32,594.

         On August 31, 2006, the Company issued 4,034 shares of stock due to the conversion of note principal and interest from private placement fund holders. The amount of principal represented by these shares was $1,000. The amount of accrued interest represented by these shares was $3,034 due to the conversion of a portion of the note at an earlier date. These notes converted at $1.00 per share.







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

Interim Reporting

         The unaudited financial statements as of September 30, 2006, and for the three and six month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Principles of Consolidation

         The consolidated financial statements for the quarter ended September 30, 2006 include the accounts of Cistera Networks, Inc. and its wholly-owned subsidiary XBridge Software, Inc. XBridge Software, Inc. was acquired by the Company on May 27, 2005.

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at September 30, 2006 and March 31, 2006:


                                           (Unaudited)
                                            September           March 31,
                                               2006               2006
                                        ------------------  -----------------
Computer Equipment                      $          117,859  $         117,725
Trade Show Booth & Fixtures                         10,026              8,774
Office Equipment                                    74,799             72,622
Property held under capital leases                  10,205             10,205
Less accumulated depreciation                     (131,389)          (115,524)
                                        ------------------  -----------------

Total                                   $           81,500  $          93,802
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

         Total depreciation expense for the six months ended September 30, 2006 and 2005 was $15,865 and $24,160, respectively.

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

         Intangible Assets consisted of the following at September 30, 2006 and March 31, 2006:


                                            (Unaudited) September 30, March 31,
           Intangible Asset                     2006               2006            Amortization Period
---------------------------------------  ------------------  -----------------   ------------------------
Intellectual Property                    $        2,717,755  $       2,717,755           10 Years
Software Development                                366,040            366,040           4 Years
Less accumulated amortization                      (652,914)          (477,091)
                                         ------------------  -----------------

Total                                    $        2,430,881  $       2,606,704
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

         Total amortization expense for the six months ended September 30, 2006 and 2005 was $175,823 and $216,912, respectively.

         The estimated amortization for the next five years is as follows:


2005                                         $           135,888
2006                                                     271,776
2007                                                     271,776
2008                                                     271,776
2009                                                     271,776
                                             -------------------
Total                                        $         1,222,992
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

         Diluted loss per common share for the six months ended September 30, 2006 and 2005 is not presented as it would be anti-dilutive. At September 30, 2006, the total number of potentially dilutive common stock equivalents was 3,299,011. At September 30, 2005, the total number of potentially dilutive common stock equivalents was 3,021,537.

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

Stock Options

         Effective April 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to April 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123), as amended. No stock options were granted to employees during the six months ended September 30, 2006 or 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the six months ended September 30, 2006 or 2005. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

         Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the company beginning on April 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of June 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.

NOTE 3 - CONCENTRATION OF RISK

         As of September 30, 2006, the Company receives approximately 33% of its gross revenues from its top three re-sellers. This represents a decrease in concentration of business from the 62% reported for the quarter ended September 30, 2005. The loss of these re-sellers would adversely impact the business of the Company.

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

         The minimum future lease payments under this lease for the next five years are:


         April 1, 2006 - March 31, 2007                   $       44,843
         April 1, 2007 - March 31, 2008                           91,107
         April 1, 2008 - March 31, 2009                           93,239
         April 1, 2009 - March 31, 2010                           63,107
         April 1, 2010 - March 31, 2011                                -
                                                          --------------
         Total minimum future lease payments              $      292,296
                                                          ==============

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 - CAPITAL LEASE

         On October 20, 2004, the Company entered into an agreement with Dell Financial Services to lease five laptop computers and a laser printer. The lease is for a period of thirty-six months with a payment of approximately $369 per month. The Company has an end of lease purchase option of $1. The Company has capitalized a total of $10,205 under capital leases for the computers and printer in the financial statements. The assets are depreciated over their related lease terms. Depreciation of assets under capital leases is included in depreciation expense for the six months ended September 30, 2006.

         The minimum future lease payments under this capital lease for the next five years are:


         April 1, 2006 - March 31, 2007                   $        2,214
         April 1, 2007 - March 31, 2008                            2,952
         April 1, 2008 - March 31, 2009                                -
         April 1, 2009 - March 31, 2010                                -
         April 1, 2010 - March 31, 2011                                -
                                                          --------------
         Total minimum lease payments                              5,166
         Less: Amount representing interest                         (876)
                                                          --------------
         Present value of net minimum
            lease payment                                 $        4,290
                                                          ==============

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

NOTE 7 - COMMON STOCK (continued)

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

         On March 31, 2006, the Company issued 68,000 shares of stock as part of a legal settlement. 60,000 of the shares had been previously issued as restricted and in settlement of the legal issue, the shares were returned, cancelled and reissued as free trading. 8,000 shares were newly issued.

         On July 1, 2006, the Company issued 70,893 shares of stock in connection with the exercise of warrants issued in the merger of CNH with XBridge at .46 per share. These warrants were exercised to satisfy certain outstanding notes payable.

         On August 31, 2006, the Company issued 4,034 shares of stock upon conversion of certain outstanding notes issued in the 2004 private placement. The amount of principal represented by these shares was $1,000. The amount of accrued interest represented by these shares was $3,034 due to the conversion of a portion of the note earlier. These notes converted at $1.00 per share.

NOTE 8 - NOTES PAYABLE

         In June 2005, the Company received loans totaling $50,000. The notes are due May 30, 2006 and carry an interest rate of 8% per annum. Due to the loan being unpaid at maturity, the interest rate increased to 12%. At September 30, 2006, the total amount of principal and interest due on this note was $9,473.

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

         On May 31, 2004, the Company received a loan from an officer of $55,755. The note carries an interest rate of 8% and was due December 31, 2005. At September 30, 2006, the total amount of principal and interest due on this note was $63,435.

         On March 31, 2006, the Company received a loan from an officer of $6,400. The note carries an interest rate of 8% and is due March 31, 2007. At September 30, 2006, the total amount of principal and interest due on this note was $6,656.

         On June 30, 2006, the Company received a loan from an officer of $16,434. Currently, this note is considered short term and has no loan provisions. At September 30, 2006, the balance of the loan was $7,434.

         In July 2003, XBridge Software, Inc. received loans totaling $33,000 from shareholders. The loans are due on demand and carry on interest rate of 8% per annum. The Company acquired these loans as part of the acquisition of XBridge Software in May 2005. At September 30, 2006, total principal and interest due on these loans was $0.

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

NOTE 11 - CONVERTIBLE DEBT

         Effective December 13, 2004, the Company issued and sold an aggregate of $1,146,000 in principal amount of Senior Unsecured Convertible Promissory Notes (the "notes"), and issued warrants to purchase 1,146,000 shares of our common stock, par value $0.001 per share (the "warrants"). Of the $1,146,000 in notes, $1,004,000 in principal amount of notes were issued for cash, and $142,000 in principal amount of notes were issued in connection with the cancellation of an equal amount of the Company's outstanding obligations. At December 31, 2005, a number of note holders opted to convert their debt as provided in their note agreements. The total number of shares issued due to this conversion was 946,392. The amount of principal represented by these shares was $859,000. The amount of accrued interest represented by these shares was $87,392. At March 31, 2006, three note holders opted to convert their debt as provided in their note agreements. The total number of shares issued due to this conversion was 67,785. The amount of principal represented by these shares was $57,000. The amount of accrued interest represented by these shares was $10,785. These notes converted at $1.00 per share. The total amount of principal and interest due at September 30, 2006 was $269,436. At August 31, 2006, one note holder who had previously converted most of his outstanding debt opted to convert the outstanding balance. The total number of shares issued due to this conversion was 4, 034. The remaining amount of principal represented by these shares was $1,000. The amount of interest earned on his original note represented by these shares was $3,034.

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 11 - CONVERTIBLE DEBT (continued)

         The Company is currently seeking to issue and sell a second offering of Senior Unsecured Convertible Promissory Notes. This second offering will mirror the terms of the previous Private Placement Funding as stated above, except for the conversion of stock and interest is set at a fixed rate of $1.00 per share. The notes and accrued interest are due and payable two years from the date of the note. As of September 30, 2006, $260,000 had been received by the Company from this offering.

NOTE 12 - STOCK OPTIONS

         During the year ended March 31, 2005, the Company issued 1,815,000 stock options to employees, contractors and other service providers to the Company. At March 31, 2006, no compensation expense had been recorded as the exercise price of the options was equal or greater than the fair market value of the stock. As of September 30, 2006, 1,015,000 of the total stock options are not exercisable, as they are not yet approved or registered.

         The following table sets forth the options outstanding as of September 30, 2006.


                                                                                            Weighted
                                                                     Option /                Average             Weighted
                                                                     Warrants               Exercise             Average
                                                                      Shares                  Price             Fair Value
                                                                ------------------      -----------------    ----------------
Options outstanding,
       March 31, 2005                                                    1,815,000      $               1.29 $              1.43
Options outstanding from Xbridge merger                                    529,945                      0.23                0.34
Warrants outstanding from Xbridge merger                                   312,439                      0.46                0.46
Warrants outstanding from Private Placement                              1,146,000                      1.30                1.30
Outstanding warrants from early exercise of
     Private Placement Warrants                                            155,800                      1.30                1.30
Granted, Exercise price more than fair value                                     -                      -                   -
Granted, Exercise price less than fair value                                     -                      -                   -
Expired                                                                    (18,685)                     -
Exercised                                                                 (482,403)                     1.32                -
                                                                ------------------
Options outstanding,
       June 30, 2006                                                     3,458,096      $               1.04
                                                                ==================      =================

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 - STOCK OPTIONS (continued)

         Exercise prices for optioned shares outstanding as of September 30, 2006 ranged from $1.10 to $2.00. A summary of these options by range of exercise prices is shown as follows:


                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life
------------------     ------------------    ---------------    ------------------     ---------------------    -----------------
$             1.10                640,000    $          1.10               617,500     $                1.10         7 years
1.30                              375,000               1.30               187,500                      1.30         4 years
2.00                              700,000               2.00               700,000                      2.00        10 years
..01                               122,028                .01               122,028                       .01         3 years
..23                                81,352                .23                81,352                       .23         3 years
..46                               326,565                .46               326,565                       .46         3 years
..46                               222,951                .46               222,951                       .46         3 years
1.30                              990,200               1.30               990,200                      1.30         5 years

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

         On February 7, 2006, the parties reached an agreement to settle this case at mediation and signed a binding agreement which settles the disputes between them. As part of that settlement, the Company agreed to deliver 68,000 unrestricted stock certificates of the Company's stock to Plaintiffs. The Plaintiffs held 60,000 shares of restricted stock prior to the settlement. Those 60,000 shares were cancelled and reissued as unrestricted shares. The Plaintiffs received 8,000 newly issued shares. The settlement should not be taken as an admission of liability and the Company expressly denies any such liability.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes that appear in this filing. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward-looking statements.

OVERVIEW

         In May 2003, the Company formally began developing, marketing and delivering Enterprise Voice over Internet Protocol (VoIP) solutions in the fast growing IP Communications space.

         The Cistera ConvergenceServer(TM) (CCS) applications server platform was initially developed to deliver the industry's broadest suite of application engines to IP Telephony installations utilizing Cisco's Call Manager and Call Manager Express solutions in a standardized package suited for the channel sales model. At the request of customers and large Reseller partners, Cistera has begun work to expand its product line to support other IPT solutions.

         Cistera's software- and hardware-based solutions are delivered on an open-architecture, component- based platform, which allows administrators to centrally manage advanced applications for Enterprise VoIP environments across large single-site and multi-site private voice/data networks. The company's four solutions categories -- Event Alerting and Notification, Quality Assurance and Compliance, Productivity and Collaboration, and Presence Management--include multiple application engines within each category that add critical features and functionality to IPT installations. The CCS platform delivery of the applications makes the solutions very reliable, secure and highly scalable--both for increased sites and users, as well as enabling easy addition of features when desired.

         The Company has demonstrated the ability to successfully execute in this emerging market and has gained market acceptance for the product line. Research group IDC identified the importance of Applications Gateway Providers to the growth of IP Telephony in a report released in April 2006. Cistera Networks was one of six companies named as leaders in this new space. The report said, in part, "if network equipment vendors want their customers and prospects to realize the true value proposition of IP telephony they must improve the integration of business critical applications...as well as develop new applications that make voice interactions more valuable..." The Company has
termed      this      demand      for      features      and       functionality
"Application-Driven-Telephony"--meaning the capabilities of an IPT solution with applications such as the Company provides can actually help sell the IPT deployment to potential users.

         As of September 30, 2006, over 500 installations were in place in the U.S., Canada, Europe and Latin America, for customers in the financial services, healthcare, government, education, manufacturing, retail and legal services. The Company has developed a very strong, reference-able installed-base and continues to invest heavily to expand operations and sales support infrastructure. Sales are generated through a Value- Added-Reseller (VAR) channel of over 70 regional VARS which includes industry leaders AT&T, Westcon Americas/Westcon EMEA and Bell Canada, as well as by direct referrals from Cisco. Management believes that its products are ideally suited for channel sales, and has invested to develop marketing and channel sales support and self-service web-based tools for the partners. To ensure growth scalability, the VAR channel is being trained to deliver professional services for standard installations, which will allow the Company to focus on advanced professional services for complex installations.

         The Company's objective is to be the leading provider of Enterprise Application Server Platforms for IP communications environments for businesses worldwide. To address the sizeable market opportunity, the management team is focused on a number of short- and long-term challenges including: Strengthening and extending the Company's solution offerings; adding new customers and expanding sales efforts into new territories; deepening relationships with existing customers, value- added resellers, and system integrators; and encouraging the development of third-party applications on the Cistera platform.

         As expected, the Company's revenues were insufficient to support operations and it sustained a net loss in this period. Operations were supported with continued financing obtained from a second Private Placement, as well as from a new revolving credit line established with Allied Capital Group. The net loss was $229,862 for the quarter, as compared to a net loss of $702,889 for the same period last fiscal year.

         Sales and marketing costs for this quarter totaled $42,726 and represented 10.7 percent of revenues, as compared to $22,840 and 6.2 percent for the same quarter last year. On an annual basis, we expect marketing and sales costs to continue to track higher and will always represent a substantial portion of total revenues in the future as we seek to add and manage more customers, increase the sales and marketing programs to enable our VAR channel, build brand awareness and increase the number of web-based seminars and sponsored events.

         As the market has matured and the company has worked to support its VARs and technology partners, sales have become less concentrated in any single vertical market. Sales for the quarter ended September 2006 were distributed among the six primary vertical markets in the following percentages: financial services 22.8%, healthcare 10.5%, government 32.5%, education 15.4%, manufacturing 7.2%, and retail 11.6%. The company has continued to reduce dependency on any single reseller as it has expanded its VAR relationships. Sales from the largest reseller were $83,395 or 20.9% of total revenues earned. Sales from the four largest resellers totaled $230,845 or 57.7% of total revenues. These percentages compare to 15.3% and 45.6% respectively in the quarter ended September June 30, 2006.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated statements of financial operations, in their entirety.

OVERVIEW OF RESULTS OF OPERATIONS FOR FIRST QUARTER FISCAL 2007, ENDED SEPTEMBER 30, 2006

         Revenues during the quarter ended September 30, 2006 were $399,880 as compared to $367,450 for second quarter of fiscal year 2006, representing an increase of 8.8 percent. Revenues were impacted by a delay in closing a large sale that exceeded $250,000. This project has closed as of the date of this report, and will be included in revenues for the quarter ending December 2006. The Company continued its focus on building out the tier-one Value Added Reseller relationships during the quarter. This effort included on- site training and webinars to support the sales forces of AT&T, Westcon/Comstor and Bell Canada.

         Gross profit during the quarter was $334,600, or 84 percent of revenues. Gross profit for the same period in fiscal year 2006 was $249,784 or 68 percent of revenues. Because a substantial portion of the Company's revenues are derived from software, gross margins are positively impacted. For this quarter, margins were higher than the previous year, and higher than is sustainable, in part due to sale of equipment purchased in the previous quarters.

         Management expects that as sales continue to ramp up, margins will remain above 70 percent.

         As expected, the Company's revenues were insufficient to support operations and we sustained a net loss in this period. The net loss was $229,862 for the quarter as compared to a net loss of $702,889 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2006, the Company had cash, cash equivalents and short-term marketable securities of $59,554, as compared to $218,345 at September 30, 2005, accounts receivable of $115,278, as compared to $234,707, and deferred revenue of $263,379, as compared to $248,213 for those same periods respectively.

         From the start of operations in May 2003 through the end of the current quarter, operations were funded primarily through sales, financing obtained from private investors, and from two private placements.

         The Company does not have any special purpose entities, and other than operating leases for office space and computer equipment, which are described below, the Company does not engage in off-balance sheet financing arrangements. The Company does not currently have a bank line of credit, however during the quarter it entered into a funding agreement with Allied Capital Group whereby Allied Capital will provide a revolving credit line of $400,000 secured by Accounts Receivable. This agreement has enabled the Company to smooth its cash-flow cycles and expanded the capability of the Company to fund manufacturing credit requirements.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of September 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


DATE: November 14, 2006


/s/    Derek P. Downs
Derek P. Downs
President
(Principal Executive Officer)


/s/    Cynthia A. Garr
Cynthia A. Garr
C.F.O.,
Executive Vice-President of Corporate Development,
and Director
(Principal Financial Officer)