Form 10QSB
period 2006-12-31
Cistera Networks, Inc.
filed 2007-02-01
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2006
                                               --------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 31, 2006 8,169,994


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                 (Unaudited)
                                          December 31,         March 31,
                                              2006                2006
                                       ------------------  ------------------
Current Assets:
   Cash                                $          147,922  $           60,990
   Accounts Receivable                            464,718             198,319
   Other Receivable                                23,927              23,927
   Inventory                                       51,537              23,127
   Prepaid Expenses                                 9,418              41,626
                                       ------------------  ------------------

      Total Current Assets                        697,522             347,989
                                       ------------------  ------------------

Fixed Assets:
   Computer Equipment                             120,377             117,725
   Trade Show Booth & Fixtures                     10,642               8,774
   Office Equipment                                76,299              72,622
   Property held under capital leases              10,205              10,205
   Less Accumulated Depreciation                 (142,618)           (115,524)
                                       ------------------  ------------------

      Net Fixed Assets                             74,905              93,802
                                       ------------------  ------------------

Intangible Assets:
   Intellectual property                        2,717,755           2,717,755
   Software development                           366,040             366,040
   Less Amortization                             (720,858)           (477,091)
                                       ------------------  ------------------

      Net Intangible Assets                     2,362,937           2,606,704
                                       ------------------  ------------------

Total Assets                           $        3,135,364  $        3,048,495
                                       ==================  ==================

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                                       (Unaudited)
                                                                        December 31,         March 31,
                                                                           2006                2006
                                                                     -----------------  ------------------

Current Liabilities:
   Accounts payable                                                  $         863,765  $        1,015,596
   Accrued liabilities                                                         694,482             623,361
   Related party payables                                                       41,438              84,938
   Short-term notes payable                                                          -              36,000
   Line of credit                                                              251,421                   -
   Convertible promissory notes                                                164,000             230,000
   Current portion of long-term debt                                             3,375               3,581
   Current portion of deferred income                                          434,029             110,008
                                                                     -----------------  ------------------

     Total Current Liabilities                                               2,452,510           2,103,484
                                                                     -----------------  ------------------

Long-Term Liabilities
   Lease obligation payable                                                          -               2,415
   Convertible promissory notes                                                433,362              45,000
   Deferred income                                                              91,164             119,151
                                                                     -----------------  ------------------
     Total Long-Term Liabilities                                               524,526             166,566
                                                                     -----------------  ------------------

     Total Liabilities                                                       2,977,036           2,270,050
                                                                     -----------------  ------------------

Stockholders' Equity:
   Common Stock, Par Value $.001
     Authorized 50,000,000 shares,
     Issued 8,169,994 shares at December 31, 2006 and
     8,077,226 shares at March 31, 2006                                          8,170               8,077
   Paid-In Capital                                                           8,738,872           8,684,405
   Retained Deficit                                                         (8,588,714)         (7,914,037)
                                                                     -----------------  ------------------

     Total Stockholders' Equity                                                158,328             778,445
                                                                     -----------------  ------------------

Total Liabilities and Stockholders' Equity                           $       3,135,364  $        3,048,495
                                                                     =================  ==================







   The accompanying notes are an integral part of these financial statements.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   (Unaudited)                             (Unaudited)
                                            For the three months ended              For the nine months ended
                                                  December 31,                            December 31,
                                            2006                2005                2006                2005
                                      -----------------   -----------------  ------------------  ------------------
Revenues                              $         635,323   $         329,699  $        1,529,940  $        1,310,418
Cost of goods sold                               97,922              92,092             191,176             320,374
                                      -----------------   -----------------  ------------------  ------------------

     Gross Profit                               537,401             237,607           1,338,764             990,044
                                      -----------------   -----------------  ------------------  ------------------

Expenses:
   Sales and marketing                          113,631             378,745             212,067             414,841
   Research and development                     134,475             130,688             383,125             388,748
   Software consulting                          224,412             195,249             681,164             734,584
   General and administrative                   216,432             364,429             694,875           1,066,165
                                      -----------------   -----------------  ------------------  ------------------

     Total Expenses                             688,950           1,069,111           1,971,231           2,604,338
                                      -----------------   -----------------  ------------------  ------------------

Other Income (Expense)
   Interest income                                    8                 397                  59               1,448
   Interest expense                             (12,431)            (53,763)            (42,269)           (104,285)
                                      -----------------   -----------------  ------------------  ------------------

  Total Other Income (Expense)                  (12,423)            (53,366)            (42,210)           (102,837)
                                      -----------------   -----------------  ------------------  ------------------

     Net Loss                         $        (163,972)  $        (884,870) $         (674,677) $       (1,717,131)
                                      =================   =================  ==================  ==================

Basic & Diluted loss per share        $          (0.02)   $          (0.11)  $           (0.08)  $           (0.21)
                                      =================   =================  ==================  ==================

Weighted Average Shares                       8,152,648           7,999,441           8,126,989           7,999,441
                                      =================   =================  ==================  ==================












   The accompanying notes are an integral part of these financial statements.

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           (Unaudited)
                                                                                   For the nine months ended
                                                                                           December 31,
                                                                                     2006                2005
                                                                              ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                                      $         (674,677) $       (1,717,131)
Adjustments used to reconcile net loss to net cash
     provided by (used in) operating activities:
Depreciation and amortization                                                            270,861             303,826
Deferred income                                                                          296,034             135,662
Stock issued for accrued interest                                                         13,060              87,392
Stock issued for accrued liabilities                                                           -             543,004
(Increase) Decrease in accounts receivable                                              (266,399)            158,202
(Increase) Decrease in inventory                                                         (28,410)             (3,558)
(Increase) Decrease in prepaid expenses                                                   32,208              (5,321)
(Increase) Decrease in Xbridge receivable                                                      -            (569,525)
Increase (Decrease) in accrued liabilities                                                71,121             249,329
Increase (Decrease) in accounts payable                                                 (151,831)            297,557
                                                                              ------------------  ------------------
     Net Cash Used in operating activities                                              (438,033)           (520,563)
                                                                              ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash acquired from Xbridge                                                                     -               2,834
Purchase of equipment                                                                     (8,197)            (23,504)
                                                                              ------------------  ------------------
 Net cash provided by investing activities                                                (8,197)            (20,670)
                                                                              ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on capital lease                                                                 (2,621)             (2,167)
Sale of common stock                                                                           -             583,500
Cash received from convertible debt                                                      338,362                   -
Proceeds from line of credit                                                             251,421                   -
Proceeds from loans                                                                       16,434              50,000
Payments on loans                                                                        (70,434)            (32,428)
                                                                              ------------------  ------------------
 Net Cash Provided by Financing Activities                                               533,162             598,905
                                                                              ------------------  ------------------

Net (Decrease) Increase in cash and cash equivalents                                      86,932              57,672
Cash and Cash Equivalents at beginning of period                                          60,990              38,632
                                                                              ------------------  ------------------
Cash and Cash Equivalents at end of period                                    $          147,922  $           96,304
                                                                              ==================  ==================

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                           (Unaudited)
                                                                                    For the nine months ended
                                                                                           December 31,
                                                                                     2006                2005
                                                                              ------------------  ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                    $            7,376  $                   -
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

         On December 13, 2006, the Company issued 17,931 shares of stock upon conversion of certain outstanding notes issued in the 2004 private placement. The amount of principal represented by these shares was $15,000. The amount of accrued interest represented by these shares was $2,931. These notes were converted at $1.00 per share.


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

Interim Reporting

         The unaudited financial statements as of December 31, 2006, and for the three and nine month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Principles of Consolidation

         The consolidated financial statements for the quarter ended December 31, 2006 include the accounts of Cistera Networks, Inc. and its wholly-owned subsidiary XBridge Software, Inc. XBridge Software, Inc. was acquired by the Company on May 27, 2005.

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

Revenue Recognition

         The Company's revenue is comprised of three main sources: (1) hardware/software sales, (2) professional services and (3) support and maintenance contracts. The Company recognizes revenue according to SOP 97-2 (Software Revenue Recognition) as defined by paragraphs 07-14 in SOP 97-2 and as amended by SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions). This SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software (including computer hardware and support services). Hardware/software sales revenues are recognized when a valid purchase order has been received from a client and the hardware/software has been shipped and installed at the client site. Hardware/software revenue is fixed and determinable at the time of shipment as clients are engaged with the Company in a two-tier distribution model with no refund/return rights. Professional services revenue and costs are recognized when an installation project has been completed and client sign-off received. Professional services revenue is fixed and determinable only at the time of client approval as typical client install projects involve several vendors working against shifting deadlines to install multiple solutions. Support and maintenance contracts are executed on an annual basis and the revenue from these contracts is recognized on a monthly basis as the support fees are earned.

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at December 31, 2006 and March 31, 2006:


                                         (Unaudited)
                                         December  31,        March 31,
                                             2006               2006
                                      ------------------  -----------------
Computer Equipment                    $          120,377  $         117,725
Trade Show Booth & Fixtures                       10,642              8,774
Office Equipment                                  76,299             72,622
Property held under capital leases                10,205             10,205
Less accumulated depreciation                   (142,618)          (115,524)
                                      ------------------  -----------------

Total                                 $           74,905  $          93,802
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

         Total depreciation expense for the nine months ended December 31, 2006 and 2005 was $27,901 and $37,213, respectively.

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

         Intangible Assets consisted of the following at December 31, 2006 and March 31, 2006:

                                            (Unaudited) December 31, March 31,
           Intangible Asset                     2006               2006            Amortization Period
---------------------------------------  ------------------  -----------------   ------------------------
Intellectual Property                    $        2,717,755  $       2,717,755           10 Years
Software Development                                366,040            366,040           4 Years
Less accumulated amortization                      (720,858)          (477,091)
                                         ------------------  -----------------

Total                                    $        2,362,937  $       2,606,704
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

         Total amortization expense for the nine months ended December 31, 2006 and 2005 was $243,767 and $266,613, respectively.

         The estimated amortization for the next five years is as follows:


2007                                         $            67,944
2008                                                     271,776
2009                                                     271,776
2010                                                     271,776
2011                                                     271,776
                                             -------------------
Total                                        $         1,155,048
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

         Diluted loss per common share for the nine months ended December 31, 2006 and 2005 is not presented as it would be anti-dilutive. At December 31, 2006, the total number of potentially dilutive common stock equivalents was 3,539,127. At December 31, 2005, the total number of potentially dilutive common stock equivalents was 2,882,186.

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

Stock Options

         Effective April 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to April 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123), as amended. No stock options were granted to employees during the nine months ended December 31, 2006 or 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the nine months ended December 31, 2006 or 2005. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

NOTE 3 - CONCENTRATION OF RISK

         As of December 31, 2006, the Company receives approximately 20% of its gross revenues from its top three re-sellers. This represents a decrease in concentration of business from the 54% reported for the quarter ended December 31, 2005. The loss of these re-sellers would not adversely impact the business of the Company.

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

         The minimum future lease payments under this lease for the next five years are:


         April 1, 2006 - March 31, 2007                   $       22,599
         April 1, 2007 - March 31, 2008                           91,107
         April 1, 2008 - March 31, 2009                           93,239
         April 1, 2009 - March 31, 2010                           63,107
         April 1, 2010 - March 31, 2011                                -
                                                          --------------
         Total minimum future lease payments              $      270,052
                                                          ==============

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 - CAPITAL LEASE

         On October 20, 2004, the Company entered into an agreement with Dell Financial Services to lease five laptop computers and a laser printer. The lease is for a period of thirty-six months with a payment of approximately $369 per month. The Company has an end of lease purchase option of $1. The Company has capitalized a total of $10,205 under capital leases for the computers and printer in the financial statements. The assets are depreciated over their related lease terms. Depreciation of assets under capital leases is included in depreciation expense for the nine months ended December 31, 2006.

         The minimum future lease payments under this capital lease for the next five years are:


         April 1, 2006 - March 31, 2007                   $        1,107
         April 1, 2007 - March 31, 2008                            2,952
         April 1, 2008 - March 31, 2009                                -
         April 1, 2009 - March 31, 2010                                -
         April 1, 2010 - March 31, 2011                                -
                                                          --------------
         Total minimum lease payments                              4,059
         Less: Amount representing interest                         (684)
                                                          --------------
         Present value of net minimum
            lease payment                                 $        3,375
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

         On December 13, 2006, the Company issued 17,931 shares of stock upon conversion of certain outstanding notes issued in the 2004 private placement. The amount of principal represented by these shares was $15,000. The amount of accrued interest represented by these shares was $2,931. These notes were converted at $1.00 per share.

NOTE 8 - NOTES PAYABLE

         In June 2005, the Company received loans totaling $50,000. The notes are due May 30, 2006 and carry an interest rate of 8% per annum. Due to the loan being unpaid at maturity, the interest rate increased to 12%. At December 31, 2006, the total amount of principal and interest due on this note was $0.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 - LINE OF CREDIT

         On September 21, 2006, the Company entered into a Factoring Agreement with Allied Capital Partners, L.P., whereby Allied Capital provides a revolving line of credit to the Company up to $750,000 that is secured by the Company's accounts receivable. At December 31, 2006, the total amount due on the line of credit was $251,421.

NOTE 10 - RELATED PARTY TRANSACTIONS

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

         On May 31, 2004, the Company received a loan from an officer of $55,755. The note carries an interest rate of 8% and was due December 31, 2005. At December 31, 2006, the total amount of principal and interest due on this note was $46,823.

         On March 31, 2006, the Company received a loan from an officer of $6,400. The note carries an interest rate of 8% and is due March 31, 2007. At December 31, 2006, the total amount of principal and interest due on this note was $6,784.

         On June 30, 2006, the Company received a loan from an officer of $16,434. Currently, this note is considered short term and has no loan provisions. At December 31, 2006, the balance of the loan was $0.

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

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

         Pursuant to an employment agreement dated January 1, 2005, the Company agreed to pay $125,000 per year to Derek Downs, an officer and director of the Company.

         Pursuant to an employment agreement dated October 1, 2004, the Company agreed to pay $130,000 per year to Gregory Royal, an officer and director of the Company.

NOTE 11 - ACQUISITIONS

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

NOTE 12 - CONVERTIBLE DEBT

         Effective December 13, 2004, the Company issued and sold an aggregate of $1,146,000 in principal amount of Senior Unsecured Convertible Promissory Notes (the "notes"), and issued warrants to purchase 1,146,000 shares of our common stock, par value $0.001 per share (the "warrants"). Of the $1,146,000 in notes, $1,004,000 in principal amount of notes were issued for cash, and $142,000 in principal amount of notes were issued in connection with the cancellation of an equal amount of the Company's outstanding obligations. At December 31, 2005, a number of note holders opted to convert their debt as provided in their note agreements. The total number of shares issued due to this conversion was 946,392. The amount of principal represented by these shares was $859,000. The amount of accrued interest represented by these shares was $87,392. At March 31, 2006, three note holders opted to convert their debt as provided in their note agreements. The total number of shares issued due to this conversion was 67,785. The amount of principal represented by these shares was $57,000. The amount of accrued interest represented by these shares was $10,785. These notes converted at $1.00 per share. The total amount of principal and interest

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 - CONVERTIBLE DEBT (continued)

due at December 13, 2006 was $196,088. At August 31, 2006, one note holder who had previously converted most of his outstanding debt opted to convert the outstanding balance. The total number of shares issued due to this conversion was 4, 034. The remaining amount of principal represented by these shares was $1,000. The amount of interest earned on his original note represented by these shares was $3,034. At December 13, 2006, one note holder opted to convert their outstanding balance. There were 17,931 shares issued at $1.00 per shares to convert principal of $15,000 and accrued interest of $2,931. At December 13, 2006, two note holders opted to convert their outstanding balance to the second private placement. The total amount converted was $56,071.

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

NOTE 12 - CONVERTIBLE DEBT (continued)

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

         The Company is currently seeking to issue and sell a second offering of Senior Unsecured Convertible Promissory Notes. This second offering will mirror the terms of the previous Private Placement Funding as stated above, except for the conversion of stock and interest is set at a fixed rate of $1.00 per share. The notes and accrued interest are due and payable two years from the date of the note. As of December 31, 2006, $433,571 had been received by the Company from this offering.

NOTE 13 - STOCK OPTIONS

         During the year ended March 31, 2005, the Company issued 1,815,000 stock options to employees, contractors and other service providers to the Company. At March 31, 2006, no compensation expense had been recorded as the exercise price of the options was equal or greater than the fair market value of the stock. As of December 31, 2006, 1,015,000 of the total stock options are not exercisable, as they are not yet approved or registered.

         The following table sets forth the options outstanding as of December 31, 2006.

                                                                                              Weighted
                                                                         Option /              Average              Weighted
                                                                         Warrants             Exercise              Average
                                                                          Shares                Price              Fair Value
                                                                    ------------------    -----------------    ------------------
Options outstanding,
       March 31, 2005                                                        1,815,000    $               1.29 $                1.43
Options outstanding from Xbridge merger                                        529,945                    0.23                  0.34
Warrants outstanding from Xbridge merger                                       312,439                    0.46                  0.46
Warrants outstanding from Private Placement                                  1,146,000                    1.30                  1.30
Outstanding warrants from early exercise of
Warrants outstanding from 2nd Private Placement                                433,571                    1.00                  1.00
     Private Placement Warrants                                                155,800                    1.30                  1.30
Granted, Exercise price more than fair value                                         -                    -                     -
Granted, Exercise price less than fair value                                         -                    -                     -
Expired                                                                        (51,814)                   -
Exercised                                                                     (382,403)                   1.32                  -
                                                                    ------------------
Options outstanding,
$      June 30, 2006                                                      3,958,531.04
                                                                    ==================

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 13 - STOCK OPTIONS (continued)

         Exercise prices for optioned shares outstanding as of December 31, 2006 ranged from $1.10 to $2.00. A summary of these options by range of exercise prices is shown as follows:

                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life
------------------     ------------------    ---------------    ------------------     ---------------------    -----------------

$             1.10                640,000    $          1.10               617,500     $                1.10         7 years
1.30                              375,000               1.30               187,500                      1.30         4 years
2.00                              700,000               2.00               700,000                      2.00        10 years
..01                               122,028                .01               122,028                       .01         3 years
..23                                81,352                .23                81,352                       .23         3 years
..46                               326,565                .46               326,565                       .46         3 years
..46                                67,794                .46                67,794                       .46         3 years
1.30                              990,200               1.30               990,200                      1.30         5 years

         In September 2005, although the stock price had not achieved the levels necessary to allow the Company to redeem the warrants, warrant holders were offered an incentive of one-half warrant for each warrant exercised. This incentive expired on December 31, 2005. The Company raised an additional $405,080 from the exercise of 311,600 warrants and issued 155,800 incentive warrants.

NOTE 14 - CONTINGENCIES

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

NOTE 14 - CONTINGENCIES (continued)

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

         The Cistera ConvergenceServer(TM) (CCS) applications platform was initially developed to deliver the industry's broadest suite of application engines for IP Telephony installations utilizing Cisco's Call Manager and Call Manager Express solutions in a standardized package suited for the channel sales model. At the request of customers and large reseller partners, Cistera has begun work to expand its product line to support other IPT solutions.

         Cistera's software- and hardware-based solutions are delivered on an open-architecture, component- based platform, which allows administrators to centrally manage advanced applications for Enterprise IP Communications environments across large single-site and multi-site private voice/data networks. The company's three primary solutions categories -- Event Alerting and Notification, Quality Assurance and Compliance, and Unified Communications--include multiple application engines within each category that add critical features and functionality to IP Communications installations. The CCS platform delivery of the applications makes the solutions very reliable, secure and highly scalable--both for increased sites and users, as well as enabling easy addition of features when desired.

         The Company has demonstrated the ability to successfully execute in this emerging market and has gained market acceptance for the product line. Research group IDC identified the importance of Applications Gateway Providers to the growth of IP Telephony in a report released in April 2006. Cistera Networks was one of six companies named as leaders in this new space. The report said, in part, "if network equipment vendors want their customers and prospects to realize the true value proposition of IP telephony they must improve the integration of business critical applications...as well as develop new applications that make voice interactions more valuable..." The Company has
termed      this      demand      for      features      and       functionality
"Application-Driven-Telephony"--meaning the capabilities of an IP Communications solution with applications such as those the Company provides can actually help sell the IP Communications deployment to potential users.

         As of December 31, 2006, almost 700 systems have been installed throughout the U.S., Canada, Europe and Latin America, for customers in the financial services, healthcare, government, education, manufacturing, retail and other industries. The Company has developed a very strong, reference-able customer base and continues to invest heavily to expand operations and sales support infrastructure. Sales are generated through a Value- Added-Reseller
(VAR) channel of over 80 regional VARs that includes industry leaders AT&T, Westcon Americas/Westcon Europe Middle East and Africa (EMEA) and Bell Canada, as well as by direct referrals from Cisco. Management believes that its products are ideally suited for channel sales, and has invested to develop marketing and channel sales support and self-service web- based tools for the partners. To ensure growth scalability, the VAR channel is being trained to deliver professional services for standard installations, which will allow the Company to focus on advanced professional services for complex installations.

         The  Company's  objective is to be the leading  provider of  Enterprise
Application Platforms for IP communications environments for businesses worldwide. To address the sizeable market opportunity, the management team is focused on a number of short- and long-term challenges including: Strengthening and extending the Company's solution offerings; adding new customers and expanding sales efforts into new territories; deepening relationships with existing customers, value- added resellers, and system integrators; and encouraging the development of third-party applications on the Cistera platform.

QUARTER SUMMARY

         As expected, the Company's revenues were insufficient to support operations and it sustained a net loss in this period. Operations were supported with continued financing obtained from a second Private Placement, as well as from a new revolving credit line established with Allied Capital Group. The net loss narrowed to $163,972 for the quarter, as compared to a net loss of $884,870 for the same period last fiscal year.

         Sales and marketing costs for this quarter totaled $113,631 and represented 17.9 percent of revenues, as compared to $378,745 and 114.9 percent for the same quarter last year. On an annual basis, we expect marketing and sales costs to continue to track higher and will always represent a substantial portion of total revenues in the future as we seek to add and manage more customers, increase the sales and marketing programs to enable our VAR channel, build brand awareness and increase the number of web-based seminars and sponsored events.

         The Company's sales continue to show strong diversification across industries. Sales for the quarter ended December 31, 2006 were distributed among the six primary vertical markets in the following percentages: financial services 20.9%, healthcare 10.5%, government 4.2%, education 8.8%, manufacturing 1.9%, management and retail 28.2%. In addition, to these industries there was a large sale to Atlanta Journal- Constitution in the Media and Communications vertical. The Company has continued to reduce dependency on any single reseller as it has continued to expand its VAR relationships.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated statements of financial operations, in their entirety.

OVERVIEW OF RESULTS OF OPERATIONS FOR THIRD QUARTER FISCAL 2007, ENDED DECEMBER 31, 2006

         Revenues booked for the quarter ended December 31, 2006 were $844,204 and this number would have been reported if revenues were recognized and reported in the same manner as previous quarters. The Company reported "recognized" revenues of $635,323 for the quarter. Because the company sells its products to its reseller partners which then resell to the end-customers upon the completion of the installation, the Company had recognized revenues upon receipt by the reseller. During its review of the Company's SB-2 filing, the SEC required that the Company report earnings as an enterprise software development company--only declaring revenue from software, hardware and services once fully installed and implemented. This method of revenue reporting will not reflect all orders received and shipped during the reporting period, but only those orders received and completely installed within the reporting period. In an effort to provide shareholders with the most accurate representation of the Company's performance for comparison purposes, the Company will continue to provide the "booked" revenue figures--the amount based upon Purchase Orders (POs) received from customers--during the reporting period in addition to the new recognized revenue reporting policy.

         Under the new reporting policy, year-over-year growth was 48.4% as compared to $329,699 for the same quarter last year, ending December 31, 2005. Under the previous reporting method, the growth for the period would have been 60.9%. The Company continued its focus on building out the tier-one Value Added Reseller relationships during the quarter. This effort included on- site training and webinars to support the sales forces of AT&T, Westcon/Comstor, Bell Canada and a number of the other 80 plus resellers.

         Gross profit during the quarter was $537,401, or 85 percent of revenues, under the new reporting policy. Gross profit for the same period in fiscal year 2006 was $237,607 or 72 percent of revenues. Because a substantial portion of the Company's revenues are derived from software, gross margins are positively impacted. For this quarter, margins were higher than the previous year, in part due to the establishment of a new supplier relationship with better pricing on the computer equipment as well as because the Company introduced new products with greater margins than in the previous quarters.

         Management expects that as sales continue to ramp up, margins will remain above 75 percent.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2006, the Company had cash, cash equivalents and short-term marketable securities of $147,922, as compared to $96,304 at December 31, 2005, accounts receivable of $464,718, as compared to $187,084, and deferred revenue of $525,193, as compared to $239,437 for those same periods respectively.

         From the start of operations in May 2003 through the end of the current quarter, operations have been funded primarily through sales, financing obtained from private investors, and from two private placements.

         The Company does not have any special purpose entities, and other than operating leases for office space and computer equipment, which are described below, the Company does not engage in off-balance sheet financing arrangements. The Company does not currently have a bank line of credit, however it has entered into a funding agreement with Allied Capital Group whereby Allied Capital will provide a revolving credit line secured by Accounts Receivable that during this quarter was increased to $750,000. This agreement has continued to enable the Company to smooth its cash-flow cycles and to expand the capability to fund manufacturing credit requirements.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of December 31, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

         On December 13, 2006, the Company issued 17,931 shares of stock upon conversion of certain outstanding notes issued in the 2004 private placement. The amount of principal represented by these shares was $15,000. The amount of accrued interest represented by these shares was $2,931. These notes were converted at $1.00 per share.

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


DATE: February 1, 2007


/s/    Derek P. Downs
Derek P. Downs
President
(Principal Executive Officer)


/s/    Cynthia A. Garr
Cynthia A. Garr
C.F.O.,
Executive Vice-President of Corporate Development,
and Director
(Principal Financial Officer)