Form 10KSB
period 2006-12-31
Cistera Networks, Inc.
filed 2007-06-29
CIK 821356

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(MARK ONE)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                      FOR FISCAL YEAR ENDED: MARCH 31, 2007

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

             For the transition period from __________ To __________

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         At March 31, 2007, the aggregate market value of all shares of voting stock held by non-affiliates was approximately $8,748,254. In determining this figure Registrant has assumed that all directors and executive officers are affiliates. This assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of March 31, 2007, was as follows: 8,292,022 common shares, $.001 par value per share.

Total revenues for fiscal year ended March 31, 2007: $2,046,319.

At March 31, 2007 the number of shares of common stock outstanding was 8,292,022.

Transitional Small Business Disclosure Format (check one): Yes _; No X
                                                                     -


Indicate by check mark whether the  registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act). Yes          No      X
                                     --------    --------

                                TABLE OF CONTENTS


Item Number and Caption                                                     Page
                                     PART I

Item 1.     Description of Business                                           1

Item 2.     Description of Property                                           2

Item 3.     Legal Proceedings                                                 2

Item 4.     Submission of Matters to a Vote of Security Holders               3


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters          3

Item 6.     Management's Discussion and Analysis or Plan of Operations        4

Item 7.      Financial Statements                                             10

Item 8.      Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure                                         10

Item 8A.    Controls and Procedures                                           10

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act             10

Item 10.   Executive Compensation                                             13

Item 11.   Security Ownership of Certain Beneficial Owners and Management     14

Item 12.   Certain Relationships and Related Transactions                     15

Item 13.   Exhibits and Reports on Form 8-K                                   16

Item 14.   Principal Accountant Fees & Services                               17

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

                         ITEM 2: DESCRIPTION OF PROPERTY

         The Company currently leases approximately 4,264 square feet of office space at 17304 Preston Road, Suite 975, Dallas, Texas from Memshalah Realty. The lease payments are approximately $7,626 per month and the lease expires November 30, 2009. This office space is used as the corporate headquarters.


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

         The Company is a defendant in litigation pending in Dallas, Texas, styled Collaborative Search Partners, Inc. vs. Xbridge Software, Inc., and Cistera Networks, Inc., Cause No. 07-03189;J191st District Court, Dallas County, Texas. The plaintiff has alleged a number of complaints against the defendants, including breach of contract, promissory estoppel, and quantum meruitt arising in connection with two separate employment search agreements. The parties have come to an understanding with respect to the principle elements of a potential settlement, and a Rule 11 letter agreement has been filed with the Court, however, a definitive settlement agreement is still being negotiated among the parties. The Rule 11 letter agreement provides for payment by the defendants of $44,000 to the plaintiff over a period of six months, and in the event the defendants fail to make such payments, a default judgment may be rendered against the defendants.

                       ITEM 4: SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

None.

                                     PART II

                      ITEM 5: MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

         The Common Stock is presently traded in the over-the-counter market and is listed on the Pink Sheets maintained by the National Quotation Bureau, Inc., and on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. (NASD), under the symbol CNWT. The following table sets forth the range of high and low bid quotations for the common stock during each calendar quarter beginning April 1, 2005, and ending March 31, 2007. The figures have been rounded to the nearest whole cent.


                                                HIGH                LOW
June 30, 2005                                   $3.20               $2.42
September 30, 2005                              $2.65               $1.80
December 31, 2005                               $2.12               $1.25
March 31, 2006                                  $1.35               $1.15

June 30, 2006                                   $1.32               $1.13
September 30, 2006                              $2.15               $.65
December 31, 2006                               $.80                $.64
March 31, 2007                                  $1.55               $1.26


          The number of shareholders of record of the Company's common stock as of March 31, 2007 was approximately 574.

         The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES

         On July 1, 2006, the Company issued 70,803 shares of stock in connection with the exercise of warrants issued in the merger of the Company with Xbridge Software, Inc. at $.46 per share. The warrants were exercised for notes payable totaling $32,594.

         On August 1, 2006, the Company issued 4,034 shares of stock due to the conversion of note principal and interest from private placement fund holders. The amount of principal represented by these shares were $1,000. The amount of accrued interest represented by these shares was $3,034 due to the conversion of a portion of the note at an earlier date. These notes converted at $1.00 per share.

         On October 25, 2006, the Company issued 122,028 shares of stock in connection with the exercise of options issued in the merger of the Company with Xbridge Software, Inc. at $.01 per share.

         On December 13, 2006, the Company issued 17,931 shares of stock upon conversion of certain outstanding notes issued in the 2004 private placement. The amount of principal represented by these shares was $15,000. The amount of accrued interest represented by these shares was $2,391. These notes were converted at $1.00 per share.

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

OVERVIEW

         Our results for fiscal 2007, ending March 31, 2007, reflected increases in gross revenues and a reduction in operating losses from the corresponding periods of fiscal 2006, as we have continued to see increased growth in demand for the Company's solutions. Fiscal 2007 was a building year for the Company as additional investment was made to further enrich our product offerings and to continue to ready our indirect channel partners for our expected increase in market demand.

REVENUE

         Our revenues have grown from $1,587,900 in fiscal 2006 to $2,046,319 in fiscal 2007, a growth year-over-year of 28.9% on a recognized revenue basis. The Company instituted a new revenue recognition policy in the third quarter of fiscal 2007, causing the last half of the fiscal year to be reported differently than the first half of the year. Had the Company continued to report on a non-GAAP "booked" revenue basis for the entire fiscal year 2007, the revenue would have been reported as $2,169,903, or 36.7% on a non-GAAP "booked" revenue basis.

         Our revenues, however, have been insufficient to support operations and we sustained net losses throughout fiscal year 2007. We augmented revenues, which were insufficient to support operations, with financing obtained in a second private placement, initiated in the fourth fiscal quarter 2007. As of March 31, 2007, $1,900,606 had been received.

         We have incurred net losses since we began operations in May 2003. Our net loss was approximately $1,174,338 in our fiscal year ended March 31, 2007, and approximately $4,572,094 for the fiscal year ended March 31, 2006. As of March 31, 2007, our accumulated deficit was $9,088,375.

Operating Margin

         For fiscal 2007, the Company delivered a gross margin percentage of 85% compared to 79% for fiscal 2006. Operating expenses decreased during fiscal 2007 compared to fiscal 2006. However, the Company was able to increased investment in headcount and capital assets.


Other Financial Highlights

         During fiscal 2007, the Company issued and sold Senior Unsecured Convertible Promissory Notes. As of March 31, 2007, $1,900,606 was received by the Company in this funding round. In addition, a factoring agreement with Allied Capital Partners, L.P. was put into place which allowed for a revolving line of credit tied to accounts receivable of up to $750,000.

Focus Areas

         We have continued to focus particular attention on growing our footprint in the Cisco Unified Communications channel and customer base; strengthening our product offerings in the areas of quality assurance and compliance, event alerting and notification and unified communications; and increasing our visibility in specific industry vertical markets such as financial services, education, government, healthcare and retail; as well as growing and expanding our support for other IP communications platform providers like Nortel and Sylantro.

         In addition to these areas, we expect to expand focus to include solutions for service providers offering hosted IP communications services, opening up the potential for recurring revenue models for the company.

FISCAL YEAR

         Our fiscal year ends on March 31. References to fiscal 2007, for example, refer to the fiscal year ended March 31, 2007.

SOURCES OF REVENUES

         We derive our revenues from three sources: (1) product revenues, which are comprised of software and hardware solutions; (2) professional services revenues, consisting primarily of installation, configuration, integration, training and VAR support services; (3) support and maintenance, which is comprised of tiered technical support levels. Product revenues accounted for more than 73.6 percent of total revenues during fiscal year 2007, and 75.6 percent of total revenues during fiscal year 2006. Professional services revenues accounted for 11.6 percent of total revenues during fiscal 2007, and
12.5 percent of total revenues during fiscal year 2006. Revenues for our support and maintenance services made up 14.4 percent of total revenues during fiscal 2007, and 11.9 percent of total revenues during fiscal year 2006.

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

COST OF REVENUES AND OPERATING EXPENSES

COST OF REVENUES

         Cost of revenues primarily consists of expenses related to depreciation expense associated with computer equipment, allocated overhead and amortization expense associated with capitalized software, and employee-related costs associated with professional services and support and maintenance. To date, the expense associated with capitalized software has not been material to our cost of revenues. We allocate overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on headcount. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services and allocated overhead. The cost associated with providing professional services is significantly higher as a percentage of revenue than for our convergence solutions due to the labor costs associated with providing professional services.

         As our customer base has grown and continues to grow, we have continued and will continue to invest additional resources in building the channel infrastructure to enable our Value Added Resellers (VARs) and system integrators
(SIs) to provide the professional services associated with our product standard convergence solutions installation, configuration and training. These additional expenses could affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period. For example, we plan to increase the number of employees who are fully dedicated to supporting and enabling the reseller and implementation partner channel.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of salaries and related expenses, and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our convergence platform and applications. Because of our open, scalable and secure component-based architecture, we are able to provide our customers with a solution based on a single version of our software application platform. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional custom application development business models. We expect that in the future, research and development expenses will increase in absolute dollars as we support additional IP telephony platforms, extend our solution offerings to support emerging markets and develop new technologies.

MARKETING AND SALES

         Marketing and sales expenses are our largest cost, accounting for 16.4 percent of total revenues for fiscal 2007, and 33.7 percent for fiscal 2006. Marketing and sales expenses consist primarily of salaries and related expenses for our sales and marketing staff, payments to VARs, marketing programs, which include advertising, events, corporate communications, public relations, and other brand building and product marketing expenses, and allocated overhead. Marketing costs, particularly events, accounted for 50.1 percent of these expenses for fiscal 2007 and 28.6 percent for fiscal 2006.

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

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, and management information systems personnel, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase in absolute dollars as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and our operations.

         We expect that general and administrative expenses associated with executive compensation will increase in the future. Although the current executive team has foregone full salary payment during the initial stages of the business, during 2007 the team began to receive full compensation. In addition, we believe over the next fiscal year that the compensation packages required to attract the senior executives the Company requires to execute against its business plan will increase our total general and administrative expenses.

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

REVENUE RECOGNITION

         In an effort to establish an accounting policy that provides shareholders with the most accurate representation of the company's performance, the company has instated a new policy that only declares revenue from software, hardware and services once fully installed and implemented. This method of revenue reporting will not reflect all orders received and shipped during the reporting period, but only those orders received, shipped and completely installed within the reporting period.

         In future earnings reporting, the Company will continue to provide the "booked" revenue figures -- the amount based upon purchase orders (POs) received from customers and delivered to resellers -- during the reporting period in addition to the new recognized revenue reporting policy.

         The Company recognizes revenue according to SOP 97-2 (Software Revenue Recognition) as defnied by paragraphs 07-14 in SOP 97-2 and as amended by SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions). This SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software (including computer hardware and support services).

         Our total deferred revenue for products and services was $123,611 as of March 31, 2007. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Advanced services revenue is recognized upon delivery or completion of performance.

         We make sales to distributors and retail partners and recognize revenue based on a sell-through method using information provided by them.

ACCOUNTING FOR DEFERRED COMMISSIONS.

         We defer commission payments to our direct and channel sales force for the professional services and support and maintenance. These commissions are deferred and amortized to sales expense over the life of the related contracts, which typically last 12 to 36 months. The commission payments, which are paid the month after the service is delivered to the customer, are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under the customer support and maintenance contracts. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer support and maintenance contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized.

         For the fiscal year 2006 and 2007, the Company did not pay sales commissions except in select agent arrangements. The Company intends to begin paying sales commissions during the upcoming fiscal period.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the statements of financial operations, in their entirety.

OVERVIEW OF RESULTS OF OPERATIONS FOR FISCAL 2007 ENDED MARCH 31, 2007 AND FISCAL 2006 ENDED MARCH 31, 2006

         Revenues during the fiscal year 2007 and fiscal year 2006 were $2,046,319 and $1,587,900 respectively.

         Our gross profit during the fiscal year 2007 was $1,729,671, or 84.5percent of revenues, and our operating loss for the same period was $1,174,338. Our operating loss less noncash items of depreciation and amortization would have been $826,446. Gross profit for fiscal year 2006 was $1,251,351, or 78.8 percent of revenues, and the operating loss for the same period was $4,572,094. Our operating loss less noncash items of depreciation and amortization and write-off of goodwill would have been $2,125,675.

         During the fiscal year 2007, we continued to incur substantial costs and operating expenses related to the expansion of our business. We added support services personnel to manage the needs of the growing customer base and developers to broaden and enhance our convergence solutions.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2007, we had cash, cash equivalents and short-term marketable securities of $534,871, as compared to $60,990 at March 31, 2006; accounts receivable of $314,178, as compared to $198,319 at March 31, 2006, and deferred revenue of $313,055 for unearned warranty revenue, as compared to $229,159 at March 31, 2006. Deferred revenue for projects billed but uninstalled at March 31, 2007 was $123,611.

         From our start of operations in May 2003 through the end of fiscal 2007, we funded our operations primarily through financing obtained in two private placements--the first in the third quarter of fiscal 2005 and the second initiated in the fourth quarter of fiscal 2007.

         We do not have any special purpose entities, and other than operating leases for office space and computer equipment, which are described below, we do not engage in off-balance sheet financing arrangements. We currently have a bank line of credit with JPMorgan Chase Bank in the amount of $50,000. In addition, we have a factoring agreement with Allied Capital Partners, L.P. tied to accounts receiveable with a credit line of up to $750,000.

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

       (b) Changes in Internal Controls

       Based on his evaluation as of March 31, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

       The following table sets forth the name, age, and position of each executive officer and director of the Company as of the period ending March 31, 2007:

DIRECTOR'S   NAME (1)      AGE    POSITION WITH COMPANY*

Derek P. Downs              38    President, Interim Chief Executive Officer and
                                  Director

Cynthia A. Garr             46    Interim Chief Financial Officer, Executive
                                  Vice-President of Corporate Development and
                                  Director

Greg T. Royal               41    Executive Vice-President/Chief Technology
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

           (a)               (b)         (c)              (d)       (e)           (f)          (g)             (h)           (i)
                                                                   Other                   Securities
                            Year                                   Annual      Restricted  Underlying                     All Other
                            Ended                                 Compen-        Stock      Options/           LTIP        Compen-
        Name and            March      Salary            Bonus     sation       Award(s)      SAR's          Payouts       sation
   Principal Position        31        ($)(1)             ($)       ($)           ($)         (no.)            ($)           ($)

KATRINA A. ROCHE            2006         $100,000              -         -              -            -               -             -
   Former CEO
DEREK P. DOWNS              2007         $127,500              -         -              -            -               -             -
   President/Director       2006         $125,000              -         -              -            -               -             -
   Interim CEO
                            2005          $31,251              -         -              -            -               -             -
CYNTHIA A. GARR             2007          $10,417   -          -         -              -            -               -             -
   Interim CFO/             2006         $125,000              -         -              -            -               -             -
   Director
                            2005          $31,251              -         -              -            -               -             -
GREG T. ROYAL               2007         $130,500              -         -              -            -               -             -
   Executive V.P.          2006          $130,000              -         -              -            -               -             -
                           2005           $31,251              -         -              -            -               -             -

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

         Pursuant to an employment agreement dated June 6, 2005, the Company agreed to pay $150,000 per year to A. Katrina Roche, an officer and director of the Company. Upon her resignation in April 2006, that agreement was terminated.

                ITEM 11: SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record (or who was known by the Company to own beneficially) more than 5% of the outstanding common stock at March 31, 2007. This table also includes information as to the ownership of the common shares by each of the directors and executive officers of the Company, as well as by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

NAME AND ADDRESS        NATURE OF                         SHARES
OF BENEFICIAL OWNERS    OWNERSHIP                         OWNED          PERCENT

Common                  A. Katrina Roche(1)                    0

Common                  Derek P. Downs(1)                125,199(2)       1.50%

Common                  Cynthia A. Garr(1)           1,330,191((2))       16.0%

Common                  Gregory T.  Royal(1)         1,396,159((2))       16.8%
Common                  Kingdon Hughes               1,498,722((3))       18.1%

Common                  Artis Capital Management         560,250(4)        6.8%

Common                  Charles Stidham                  300,000(5)       14.4%
                        100 Allentown Parkway #110
                        Allen, Texas 75002

Common                  Mark S. Pierce                   556,895(6)        9.2%
                        5645 Rico Drive
                        Boca Raton, FL 33487

Common                  E-Biz Trans, Inc.                220,000(6)        2.7%
                        5645 Rico Drive
                        Boca Raton, FL 33487

Common                  S and B Resources                220,000(5)        2.7%
                        789 NE 39th St.
                        Boca Raton, FL 33431

Common                  South Beach Live, Inc.           356,000(5)        4.4%
                        100 Allentown Parkway #110
                        Allen, Texas 75002

Common                  Atlantic Asset Management        326,000(5)        4.0%
                        789 NE 39th St.
                        Boca Raton, FL 33431

All Officers and Directors as a Group                   2,851,549         34.4%

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

(4) The business address for Artis Capital Management is One Market Plaza, Spear Street Tower, Suite 1700, San Francisco, CA 94105.

(5) Consists of 300,000 shares subject to options that are presently exercisable. Mr. Stidham holds power of attorney to vote shares held by S and B Resources, South Beach Live, Inc. and Atlantic Asset Management and as such may be deemed to be the beneficial owner of shares held by such entities.

(6) Consists of 400,000 shares subject to options that are presently exercisable. Mr. Pierce is an affiliate of E-Biz Trans, Inc. and as such, may be deemed to have shared voting and dispositive power with respect to the 220,000 shares of our common stock held by E-Biz Trans.

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

         On May 31, 2004, the Company received a loan from an officer of $55,755. The note carries an interest rate of 8% and is due December 31, 2005. At March 31, 2007, the total amount of principal and interest due on this note was $39,608.

         On March 31, 2006, the Company received a loan from an officer of $6,400. The note carries an interest rate of 8% and is due March 31, 2007. At March 31, 2007, the total amount of principal and interest due on this note was $0.

         On June 30, 2006, the Company received a loan from an officer of $16,434. Currently, this note is considered short term and has no loan provisions. At March 31, 2007, the balance of the loan was $0.

         In July 2003, XBridge Software, Inc. received loans totaling $33,000 from shareholders. The loans are due on demand and carry on interest rate of 8% per annum. The Company acquired these loans as part of the acquisition of XBridge Software in May 2005. At March 31, 2007, total principal and interest due on these loans was $0.

                   ITEM 13: EXHIBITS, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS PAGE

Report of Independent Registered Public Accountants........................F-1
Consolidated Balance Sheets
  March 31, 2007, and 2006.................................................F-3
Consolidated Statements of Operations
  For the Years Ended March 31, 2007 and 2006..............................F-5
Consolidated Statement of Stockholders' Equity
  For the Years Ended March 31, 2007 and 2006..............................F-6
Consolidated Statements of Cash Flows
  For the Years Ended March 31, 2007 and 2006..............................F-7
Notes to Consolidated Financial Statements.................................F-9

2.     EXHIBITS

         The following exh ibits are included as part of this report: Exhibit Number Title of Document

31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.
32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.


     (b)          REPORTS FILED ON FORM 8-K

         On February 8, 2007, the Company filed on Form 8-K under Item 7.01, Regulation FD Disclosure.

         On April 12, 2007, the Company filed on Form 8-K under Item 3.02, Sales of Unregistered Securities.

                  ITEM 14: PRINCIPAL ACCOUNTANT FEES & SERVICES

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended March 31, 2007 and 2006:

            Service                    2007                   2006
 ------------------------------  ------------------     ------------------
 Audit Fees                                $32,885                $28,212
 Audit-Related Fees                              -                      -
 Tax Fees                                      615                    288
 All Other Fees                                  -                      -
                                 ------------------     ------------------
 Total                                     $33,500                $28,500
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

                       CISTERA NETWORKS, INC. & SUBSIDIARY

                                       -:-

                INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT


                             MARCH 31, 2007 AND 2006

                                    CONTENTS


                                                                         Page

Report of Independent Registered Public Accountants.......................F - 1

Consolidated Balance Sheets
   March 31, 2007 and 2006................................................F - 3

Consolidated Statements of Operations for the
   Years Ended March 31, 2007 and 2006....................................F - 5

Consolidated Statement of Stockholders' Equity for the
   Years Ended March 31, 2007 and 2006....................................F - 6

Consolidated Statements of Cash Flows for the
   Years Ended March 31, 2007 and 2006....................................F - 7

Notes to Consolidated Financial Statements............................... F - 9

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



               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Cistera Networks, Inc. & Subsidiary

         We have audited the accompanying consolidated balance sheets of Cistera Networks, Inc. & Subsidiary as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cistera Networks, Inc. as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended March 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.









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

                                            Respectfully submitted,


                                            /s/ Robison Hill & Co.
                                            Certified Public Accountants
Salt Lake City, Utah
June 26, 2007

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                     March 31,
                                              2007                2006
                                       ------------------  ------------------
Current Assets:
   Cash                                $          534,871  $           60,990
   Accounts Receivable                            314,178             198,319
   Other Receivable                                23,927              23,927
   Inventory                                       72,367              23,127
   Prepaid Expenses                                10,143              41,626
                                       ------------------  ------------------

      Total Current Assets                        955,486             347,989
                                       ------------------  ------------------

Fixed Assets:
   Computer Equipment                             123,035             117,725
   Trade Show Booth & Fixtures                     10,641               8,774
   Office Equipment                               129,064              72,622
   Property held under capital leases              10,205              10,205
   Less Accumulated Depreciation                 (150,899)           (115,524)
                                       ------------------  ------------------

      Net Fixed Assets                            122,046              93,802
                                       ------------------  ------------------

Intangible Assets:
   Intellectual property                        2,717,755           2,717,755
   Software development                           366,040             366,040
   Less Amortization                             (788,802)           (477,091)
                                       ------------------  ------------------

      Net Intangible Assets                     2,294,993           2,606,704
                                       ------------------  ------------------

Total Assets                           $        3,372,525  $        3,048,495
                                       ==================  ==================

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                                       March 31,
                                                               2007                2006
                                                         -----------------  ------------------
Current Liabilities:
   Accounts payable                                      $         544,796  $        1,015,596
   Accrued liabilities                                             598,023             623,361
   Related party payables                                           24,038              84,938
   Short-term notes payable                                              -              36,000
   Line of credit                                                   62,094                   -
   Convertible promissory notes                                    144,000             230,000
   Current portion of long-term debt                                 2,415               3,581
   Current portion of deferred income                              351,698             110,008
                                                         -----------------  ------------------

     Total Current Liabilities                                   1,727,064           2,103,484
                                                         -----------------  ------------------

Long-Term Liabilities
   Lease obligation payable                                              -               2,415
   Convertible promissory notes                                  1,900,606              45,000
   Deferred income                                                  84,968             119,151
                                                         -----------------  ------------------
     Total Long-Term Liabilities                                 1,985,574             166,566
                                                         -----------------  ------------------

     Total Liabilities                                           3,712,638           2,270,050
                                                         -----------------  ------------------

Stockholders' Equity:
   Common Stock, Par Value $.001
     Authorized 50,000,000 shares,
     Issued 8,292,022 shares at March 31, 2007 and
     Issued 8,077,226 shares at March 31, 2006                       8,292               8,077
   Paid-In Capital                                               8,739,970           8,684,405
   Retained Deficit                                             (9,088,375)         (7,914,037)
                                                         -----------------  ------------------

     Total Stockholders' Equity                                   (340,113)            778,445
                                                         -----------------  ------------------

Total Liabilities and Stockholders' Equity               $       3,372,525  $        3,048,495
                                                         =================  ==================






   The accompanying notes are an integral part of these financial statements.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                             For the years ended
                                                  March 31,
                                           2007                2006
                                    ------------------  ------------------

Revenues                            $        2,046,319  $        1,587,900
Cost of goods sold                             316,648             336,549
                                    ------------------  ------------------

     Gross Profit                            1,729,671           1,251,351
                                    ------------------  ------------------

Expenses:
   Sales and marketing                         335,817             538,290
   Research and development                    510,025             587,302
   Software consulting                       1,036,612             992,125
   Professional fees                           201,512             487,142
   General and administrative                  736,005             971,044
                                    ------------------  ------------------

     Total Expenses                          2,819,971           3,575,903
                                    ------------------  ------------------

Other Income (Expense)
   Interest income                                 714               1,466
   Interest expense                            (84,752)           (114,187)
   Write-off of goodwill                             -          (2,134,821)
                                    ------------------  ------------------

     Total Other Income (Expense)              (84,038)         (2,247,542)
                                    ------------------  ------------------

     Net Loss                       $       (1,174,338) $       (4,572,094)
                                    ==================  ==================

Basic & Diluted loss per share      $           (0.14)  $           (0.72)
                                    ==================  ==================

Weighted Average Shares                      8,190,123           6,393,718
                                    ==================  ==================









   The accompanying notes are an integral part of these financial statements.

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE TWO YEARS ENDED MARCH 31, 2007 AND 2006

                                                                   Common Stock                    Paid-In            Retained
                                                            Shares            Par Value            Capital             Deficit
                                                      ------------------  ------------------  -----------------   -----------------
Balance at March 31, 2005                                      4,467,938  $            4,468  $       1,245,325   $      (3,341,943)

Stock issued for accrued liabilities                             173,511                 174            482,190                   -
Stock issued for acquisition of Xbridge                        2,000,000               2,000          5,298,000                   -
Stock issued from exercise of stock options                      100,000                 100            199,900                   -
Stock issued for conversion of notes payable                   1,325,777                1325          1,417,932                   -
Stock issued for services                                          2,000                   2              1,998                   -
Stock issued for legal settlement                                  8,000                   8                  -                   -
Contributed capital                                                    -                   -             39,060                   -
Net loss                                                               -                   -                  -          (4,572,094)
                                                      ------------------  ------------------  -----------------   -----------------

Balance at March 31, 2006                                      8,077,226               8,077          8,684,405          (7,914,037)

Stock issued in connection with exercise of
   warrants for conversion of notes payable                       70,803                  71             32,524                   -
Stock issued for conversion of notes payable                      21,965                  22             21,943                   -
Stock issued for cash in connection with
   exercise of warrants                                          122,028                 122              1,098                   -
Net loss                                                               -                   -                  -          (1,174,338)
                                                      ------------------  ------------------  -----------------   -----------------

Balance at March 31, 2007                                      8,292,022  $            8,292  $       8,739,970   $      (9,088,375)
                                                      ==================  ==================  =================   =================















    The accompanying notes are an integral part of these financial statements

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the years ended
                                                                    March 31,
                                                             2007                2006
                                                      ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                              $       (1,174,338) $       (4,572,094)
Adjustments used to reconcile net loss to net cash
     provided by (used in) operating activities:
Write-off of goodwill                                                  -           2,134,821
Depreciation and amortization                                    347,086             318,120
Deferred income                                                  207,507             125,384
Stock issued for accrued interest                                 13,060              98,177
Stock issued for accrued liabilities                                   -             543,004
Stock issued for services                                              -               2,000
Stock issued for legal settlement                                      -                   8
(Increase) Decrease in accounts receivable                      (115,859)            147,467
(Increase) Decrease in inventory                                 (49,240)             (5,433)
(Increase) Decrease in prepaid expenses                           31,483             (34,284)
(Increase) Decrease in Xbridge receivable                              -            (569,525)
Increase (Decrease) in accrued liabilities                       (25,338)            431,342
Increase (Decrease) in accounts payable                         (470,800)            778,440
                                                      ------------------  ------------------
     Net Cash Used in operating activities                    (1,236,439)           (602,573)
                                                      ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash acquired from Xbridge                                             -               2,834
Purchase of equipment                                            (63,619)            (23,475)
                                                      ------------------  ------------------
 Net cash provided by investing activities                       (63,619)            (20,641)
                                                      ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on capital lease                                         (3,581)             (2,961)
Sale of common stock                                               1,220             583,500
Proceeds from line of credit                                      62,094                   -
Cash received from convertible debt                            1,805,606              45,000
Proceeds from loans                                               16,434              56,400
Payments on loans                                               (107,834)            (36,367)
                                                      ------------------  ------------------
 Net Cash Provided by Financing Activities                     1,773,939             645,572
                                                      ------------------  ------------------

Net (Decrease) Increase in cash and cash equivalents             473,881              22,358
Cash and Cash Equivalents at beginning of period                  60,990              38,632
                                                      ------------------  ------------------
Cash and Cash Equivalents at end of period            $          534,871  $           60,990
                                                      ==================  ==================

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                            For the years ended
                                                                 March 31,
                                                          2007                2006
                                                   ------------------  ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                         $           35,574  $           57,312
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

         On September 27, 2005, the Company changed its name from CNH Holdings Company to Cistera Networks, Inc.

Nature of Operations

         Cistera Networks, Inc. provides IP-based advanced application platforms and engines for the enterprise VoIP communications market. The Cistera Convergence Server (TM) (CCS) uses the Cistera Enterprise Platform for IPT to provide Unified Application Administration as well as Fault and Performance Management for enterprise IPT Application deployments. The Company provides next-generation solutions for numerous vertical markets including education, finance, healthcare and government. The Company maximizes IP phone capabilities
- taking the communications platform.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Cistera Networks, Inc. is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

Principles of Consolidation

         The consolidated financial statements for the years ended March 31, 2007 and 2006 include the accounts of Cistera Networks, Inc. and its wholly-owned subsidiary XBridge Software, Inc. XBridge Software, Inc. was acquired by the Company on May 27, 2005.

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Inventory

         Inventory consists of equipment that has been shipped but not yet installed and equipment that has been returned to the Company because the customer has quit the project or there were problems with the hardware. The machines are refurbished and used in future sales. The inventory assets are recorded at cost.

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at March 31, 2007 and 2006:


                                                   March 31,
                                            2007               2006
                                     ------------------  -----------------
Computer Equipment                   $          123,035  $         117,725
Trade Show Booth & Fixtures                      10,641              8,774
Office Equipment                                129,064             72,622
Property held under capital leases               10,205             10,205
Less accumulated depreciation                  (150,899)          (115,524)
                                     ------------------  -----------------

Total                                $          122,046  $          93,802
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

         Total depreciation expense for the years ended March 31, 2007 and 2006 was $36,181 and $46,106, respectively.

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

         Intangible Assets consisted of the following at March 31, 2007 and 2006:

                                                       March 31,
           Intangible Asset                     2007               2006            Amortization Period
---------------------------------------  ------------------  -----------------   ------------------------
Intellectual Property                    $        2,717,755  $       2,717,755           10 Years
Software Development                                366,040            366,040           4 Years
Less accumulated amortization            (788,802)                    (477,091)
                                         ------------------  -----------------

Total                                    $        2,294,993  $       2,606,704
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

         Total amortization expense for the years ended March 31, 2007 and 2006 was $311,710 and $265,492, respectively.

         The estimated amortization for the next five years is as follows:


2008                                         $           271,776
2009                                                     271,776
2010                                                     271,776
2011                                                     271,776
2012                                                     271,776
                                             -------------------
Total                                        $         1,358,880
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

         Diluted loss per common share for the years ended March 31, 2007 and 2006 is not presented as it would be anti-dilutive. At March 31, 2007, the total number of potentially dilutive common stock equivalents was 6,428,197. At March 31, 2006, the total number of potentially dilutive common stock equivalents was 2,907,019.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2006  financial statements to conform with the 2007 presentation.

Deferred Income

         Deferred income represents contracts for certain revenue to be received in the future and come from support and maintenance contracts as well as hardware/software sales and professional services which have been shipped and billed but not installed. Support and maintenance contracts are executed on an annual basis and the revenue from these contracts is recognized on a monthly basis as the support fees are earned.

Research and Development

         Research and development expenses consist primarily of salaries and related expenses, and allocated overhead related to increasing the functionality and enhancing the ease of use of the convergence platform and applications.

Stock Options

         Effective April 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to April 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123), as amended. No stock options were granted to employees during the years ended March 31, 2007 or 2006 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended March 31, 2007 or 2006. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

         Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the company beginning on April 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at March 31, 2007 and 2006 approximates their fair values due to the short-term nature of these financial instruments.

NOTE 3 - CONCENTRATION OF RISK

         As of March 31, 2007, the Company receives approximately 31% of its gross revenues from its top three re-sellers. This represents a decrease in concentration of business from the 48% reported for the year ended March 31, 2006. The loss of these re-sellers would not adversely impact the business of the Company.

NOTE 4 - INCOME TAXES

         As of March 31, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $9,089,000 that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.


                                         March 31,
                                  2007                2006
Net Operating Losses       $        1,363,350          1,187,100
Valuation Allowance                (1,363,350)        (1,187,100)
                           $                -  $                -
                           ==================  ==================

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 4 - INCOME TAXES (continued)

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                             March 31,
                                                      2007                2006
Provision (Benefit) at US Statutory Rate       $         176,250   $         685,814
Increase (Decrease) in Valuation Allowance              (176,250)           (685,814)
                                               $               -   $               -
                                               ==================  ==================

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 5 - LEASE COMMITMENT

         The Company currently leases approximately 4,264 square feet of office space at 17304 Preston Road, Suite 975, Dallas, Texas from Memshalah Realty. The lease payments are approximately $7,626 per month and the lease expires November 30, 2009. This office space is used as the Corporate Headquarters.

         The minimum future lease payments under this lease for the next five years are:


         April 1, 2007 - March 31, 2008                   $       92,225
         April 1, 2008 - March 31, 2009                           94,357
         April 1, 2009 - March 31, 2010                           63,852
         April 1, 2010 - March 31, 2011                                -
         April 1, 2011 - March 31, 2012                                -
                                                          --------------
         Total minimum future lease payments              $      250,434
                                                          ==============

NOTE 6 - CAPITAL LEASE

         On October 20, 2004, the Company entered into an agreement with Dell Financial Services to lease five laptop computers and a laser printer. The lease is for a period of thirty-six months with a payment of approximately $369 per month. The Company has an end of lease purchase option of $1. The Company has capitalized a total of $10,205 under capital leases for the computers and printer in the financial statements. The assets are depreciated over their related lease terms. Depreciation of assets under capital leases is included in depreciation expense for the years ended March 31, 2007 and 2006.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 - CAPITAL LEASE (continued)

         The minimum future lease payments under this capital lease for the next five years are:


         April 1, 2007 - March 31, 2008                   $        2,952
         April 1, 2008 - March 31, 2009                                -
         April 1, 2009 - March 31, 2010                                -
         April 1, 2010 - March 31, 2011                                -
         April 1, 2011 - March 31, 2012                                -
                                                          --------------
         Total minimum lease payments                              2,952
         Less: Amount representing interest                         (537)
                                                          --------------
         Present value of net minimum
            lease payment                                 $        2,415
                                                          ==============

NOTE 7 - COMMON STOCK

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

         On July 1, 2006, the Company issued 70,803 shares of stock in connection with the exercise of warrants issued in the merger of CNH with XBridge at .46 per share. These warrants were exercised to satisfy certain outstanding notes payable.

         On August 31, 2006, the Company issued 4,034 shares of stock upon conversion of certain outstanding notes issued in the 2004 private placement. The amount of principal represented by these shares was $1,000. The amount of accrued interest represented by these shares was $3,034 due to the conversion of a portion of the note earlier. These notes converted at $1.00 per share.

         On October 25, 2006, the Company issued 122,028 shares of common stock in connection with the exercise of options issued in the merger of the Company with Xbridge at $.01 per share.

         On December 13, 2006, the Company issued 17,931 shares of stock upon conversion of certain outstanding notes issued in the 2004 private placement. The amount of principal represented by these shares was $15,000. The amount of accrued interest represented by these shares was $2,931. These notes were converted at $1.00 per share.

NOTE 8 - NOTES PAYABLE

         In June 2005, the Company received loans totaling $50,000. The notes are due May 30, 2006 and carry an interest rate of 8% per annum. Due to the loan being unpaid at maturity, the interest rate increased to 12%. At March 31, 2007, the total amount of principal and interest due on this note was $0.

NOTE 9 - LINE OF CREDIT

         On September 21, 2006, the Company entered into a factoring agreement with Allied Capital Partners, L.P., whereby Allied Capital provides a revolving line of credit to the Company up to $750,000 that is secured by the Company's accounts receivable. At March 31, 2007, the total amount due on the line of credit was $62,094.

         On May 18, 2007, the Company secured a line of credit with JPMorgan Chase Bank in the amount of $50,000. The line of credit carries an interest rate of prime plus one half point. The line of credit is secured with a deposit guarantee of $50,000.

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

         On May 31, 2004, the Company received a loan from an officer of $55,755. The note carries an interest rate of 8% and was due December 31, 2005. At March 31, 2007, the total amount of principal and interest due on this note was $39,609.

         On March 31, 2006, the Company received a loan from an officer of $6,400. The note carries an interest rate of 8% and is due March 31, 2007. At March 31, 2007, the total amount of principal and interest due on this note was $0.

         On June 30, 2006, the Company received a loan from an officer of $16,434. Currently, this note is considered short term and has no loan provisions. At March 31, 2007, the balance of the loan was $0.

         In July 2003, XBridge Software, Inc. received loans totaling $33,000 from shareholders. The loans were due on demand and carried an interest rate of 8% per annum. The Company acquired these loans as part of the acquisition of XBridge Software in May 2005. At March 31, 2007, total principal and interest due on these loans was $0.

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

NOTE 12 - CONVERTIBLE DEBT

         Effective December 13, 2004, the Company issued and sold an aggregate of $1,146,000 in principal amount of Senior Unsecured Convertible Promissory Notes (the "notes"), and issued warrants to purchase 1,146,000 shares of our common stock, par value $0.001 per share (the "warrants"). Of the $1,146,000 in notes, $1,004,000 in principal amount of notes were issued for cash, and $142,000 in principal amount of notes were issued in connection with the cancellation of an equal amount of the Company's outstanding obligations. At December 31, 2005, a number of note holders opted to convert their debt as provided in their note agreements. The total number of shares issued due to this conversion was 946,392. The amount of principal represented by these shares was $859,000. The amount of accrued interest represented by these shares was $87,392. At March 31, 2006, three note holders opted to convert their debt as provided in their note agreements. The total number of shares issued due to this conversion was 67,785. The amount of principal represented by these shares was $57,000. The amount of accrued interest represented by these

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 - CONVERTIBLE DEBT (continued)

shares was $10,785. These notes converted at $1.00 per share. The total amount of principal and interest due at December 13, 2006 was $196,088. At August 31, 2006, one note holder who had previously converted most of his outstanding debt opted to convert the outstanding balance. The total number of shares issued due to this conversion was 4,034. The remaining amount of principal represented by these shares was $1,000. The amount of interest earned on his original note represented by these shares was $3,034. At December 13, 2006, one note holder opted to convert their outstanding balance. There were 17,931 shares issued at $1.00 per shares to convert principal of $15,000 and accrued interest of $2,931. At December 13, 2006, two note holders opted to convert their outstanding balance to the second private placement. The total amount converted was $56,071. At March 31, 2007, there was $144,000 of principal and $22,138 of interest due on these notes.

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

         The Company is currently seeking to issue and sell a second offering of Senior Unsecured Convertible Promissory Notes. This second offering will mirror the terms of the previous Private Placement Funding as stated above, except for the conversion of stock and interest is set at a fixed rate of $1.00 per share. The notes and accrued interest are due and payable two years from the date of the note. As of March 31, 2007, $1,900,606 had been received by the Company from this offering.

         In April 2007, the Company received an additional $1,225,000 from this offering.

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

         The following table sets forth the options outstanding as of March 31, 2006:


                                                                                            Weighted
                                                                     Option /                Average             Weighted
                                                                     Warrants               Exercise              Average
                                                                      Shares                  Price             Fair Value
                                                                ------------------      -----------------    -----------------
Options outstanding, March 31, 2005                                      1,815,000      $               1.29 $               1.43
Options outstanding from Xbridge merger                                    529,945                      0.23                 0.34
Warrants outstanding from Xbridge merger                                   312,439                      0.46                 0.46
Warrants outstanding from Private Placement                              1,146,000                      1.30                 1.30
Outstanding warrants from early exercise of
     Private Placement Warrants                                            155,800                      1.30                 1.30
Granted, Exercise price more than fair value                                     -                      -                    -
Granted, Exercise price less than fair value                                     -                      -                    -
Expired                                                                          -                      -
Exercised                                                                 (411,600)                     1.47                 -
                                                                ------------------
Options outstanding, March 31, 2006                                      3,547,584      $               1.04
                                                                ==================      =================

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 13 - STOCK OPTIONS (continued)

         The following table sets forth the options outstanding as of March 31, 2007:

                                                                                            Weighted
                                                                     Option /                Average              Weighted
                                                                     Warrants               Exercise              Average
                                                                      Shares                  Price              Fair Value
                                                                ------------------      -----------------    ------------------
Options outstanding,  March 31, 2006                                     3,547,584      $               1.29 $                1.43
Warrants outstanding from Private Placement                              1,842,690                      1.00                  1.00
Granted, Exercise price more than fair value                                     -                      -                     -
Granted, Exercise price less than fair value                                     -                      -                     -
Expired                                                                    (51,814)                     -
Exercised                                                                 (192,831)                     0.18                  -
                                                                ------------------
 Options outstanding, March 31, 2007                                     5,145,629      $               1.04
                                                                ==================      =================

         Exercise prices for optioned shares outstanding as of March 31, 2007 ranged from $0.23 to $2.00. A summary of these options by range of exercise prices is shown as follows:

                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life
------------------     ------------------    ---------------    ------------------     ---------------------    -----------------
$             1.10                635,000    $          1.10                     -     $                1.10         7 years
1.30                              380,000               1.30                     -                      1.30         4 years
2.00                              700,000               2.00               700,000                      2.00        10 years
..23                                81,352                .23                81,352                       .23         3 years
..46                               326,565                .46               326,565                       .46         3 years
..46                               189,822                .46               189,822                       .46         3 years
1.30                              990,200               1.30               990,200                      1.30         5 years
1.00                            1,842,690               1.00             1,842,690                      1.00         5 years

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

         The Company is a defendant in litigation pending in Dallas, Texas, styled Collaborative Search Partners, Inc. vs. Xbridge Software, Inc., and Cistera Networks, Inc., Cause No. 07-03189;J191st District Court, Dallas County, Texas. The plaintiff has alleged a number of complaints against the defendants, including breach of contract, promissory estoppel, and quantum meruitt arising in connection with two separate employment search agreements. In May 2007, the parties came to an understanding with respect to the principle elements of a potential settlement, and a Rule 11 letter agreement has been filed with the Court, however, a definitive settlement agreement is still being negotiated among the parties. The Rule 11 letter agreement provides for payment by the defendants of $44,000 to the plaintiff over a period of six months, and in the event the defendants fail to make such payments, a default judgment may be rendered against the defendants.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CISTERA NETWORKS, INC.

Dated: June 28, 2007       By  /S/     Derek P. Downs
                           ----------------------------------------------------
                                    Derek P. Downs
                                    President
                                    (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of June 2007.

Signatures                              Title

/S/     Derek P. Downs
----------------------------
Derek P. Downs                         President
                                       (Principal Executive Officer)


/S/     Cynthia A. Garr
----------------------------
Cynthia A. Garr                       Interim C.F.O., Executive Vice-President
                                      of Corporate Development, and Director
                                      (Principal Financial Officer)


/S/   Gregory T. Royal
---------------------------
Gregory T. Royal                      Executive Vice-President/Chief Technology
                                      Officer and Director


                                      Director
A. Katrina Roche