Form 10KSB/A
period 2007-03-31
Cistera Networks, Inc.
filed 2007-08-03
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

               17304 Preston Road, Suite 975, Dallas, Texas 75252
               (Address of principal executive offices) (zip code)

                    Issuer's telephone number (972) 381-4699

Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:

                          Common Stock Par Value $0.001
                                (Title of class)

         Check  whether the issuer is not required to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act [ ]

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Total revenues for fiscal year ended March 31, 2007: $2,046,319.

         At March 31, 2007, the aggregate market value of all shares of voting and non-voting common equity held by non-affiliates was approximately $8,748,254. In determining this figure the issuer has assumed that all directors and executive officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.

         The number of shares outstanding of each class of the issuer's common equity, as of March 31, 2007, was as follows: 8,292,022 common shares, $.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                                TABLE OF CONTENTS


Item Number and Caption                                                     Page
                                     PART I

Item 1.     Description of Business                                           2

Item 2.     Description of Property                                           11

Item 3.     Legal Proceedings                                                 11

Item 4.     Submission of Matters to a Vote of Security Holders               11


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters          12

Item 6.     Management's Discussion and Analysis or Plan of Operations        13

Item 7.    Financial Statements                                               20

Item 8.    Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure                                           20

Item 8A.   Controls and Procedures                                            20

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act               21

Item 10.   Executive Compensation                                             24

Item 11.   Security Ownership of Certain Beneficial Owners and Management     27

Item 12.   Certain Relationships and Related Transactions                     28

Item 13.   Exhibits and Reports on Form 8-K                                   31

Item 14.   Principal Accountant Fees & Services                               31

                                     PART I
                         ITEM 1: DESCRIPTION OF BUSINESS

HISTORY

         CNH Holdings Company, a Nevada corporation (the Company) was incorporated in Delaware on April 15, 1987, under the name of I.S.B.C. Corp. The Company subsequently changed its name first to Coral Companies, Inc., and then to CNH Holdings Company. Domicile was changed to Nevada in 1997. The Company conducted an initial public and secondary offerings during the 1980's. On June 15, 1998, the Company acquired Southport Environmental and Development, Inc. This acquisition however was subsequently rescinded by agreement between the parties and made a formal order of the court effective April 19, 2000. This order put the Company in the position that it occupied at June 14, 1998, as if none of the actions that had occurred from that time to the date of rescission had transpired.

         On May 5, 2003, Corvero Networks, Inc., a Florida corporation, was formed by CNH Holdings Company as a wholly owned subsidiary to acquire the use of certain technology known as the XBridge Technology. This technology has as its principal component the Corvero Convergence Platform. The acquisition was accomplished by entering into a license agreement with XBridge Software, Inc., a Delaware corporation.

         The Company was in the development stage from January 1, 1992 to May 5, 2003. Since May 5, 2003, the Company has commenced planned principal operations and is no longer in the development stage.

         On August 31, 2004, CNH Holdings Company absorbed its wholly owned subsidiary Corvero Networks, and began doing business as Cistera Networks. All Corvero products adopted the Cistera name.

         On May 19, 2005, the Company entered into a merger agreement with XBridge Software, Inc., pursuant to which XBridge Software would be acquired through a merger with a wholly owned subsidiary formed by the Company. The merger was completed on May 27, 2005.

         On September 27, 2005, we changed our name to Cistera Networks, Inc.

BUSINESS OVERVIEW

         We provide IP network-based application appliances and services that add features and enhanced functionality to the telecommunications services used by large enterprises, small and mid-sized organizations, both in the commercial and public sector. Our objective is to be the leading provider of IP communications platforms and advanced application engines for businesses worldwide. Our software-based and hardware-based solutions are delivered on our open-architecture, component-based platform known as the Cistera ConvergenceServer(TM), which allows administrators to centrally manage advanced applications for IP telephony environments across large single-site and multi-site private voice/data networks. Because our solutions improve customer responsiveness, employee productivity and efficiencies for customers using IP telephony systems, we believe that our convergence solutions complement the efforts of IP telephony solution providers such as Cisco, Nortel, Sylantro and Avaya to increase the overall return on investment and value contribution associated with IP telephony systems. This has allowed us to establish cooperative relationships with IP telephony solution providers, as well as large value added resellers (VARs) and systems integrators (SIs) focused on delivering IP telephony systems and services.

         We began operations in May 2003, and first introduced our convergence solutions in September 2003. We initially offered our solutions at discounted prices, to seed the market and to establish a referenceable customer base. From May 2003 through June 2005, we staffed our operations, grew our reseller channel, built our infrastructure, created, marketed and delivered our solutions and obtained an initial base of paying customers. From January 2005 to the present time, we increased expansion efforts into Canada and Europe. Our revenues grew from $1,322,675 in fiscal 2005 to $2,046,319 in fiscal 2007.

         We cannot be certain that our revenues will continue to grow or that we will achieve profitability in the future. We cannot accurately predict our future growth rate, if any, or the ultimate size of our market. Our ability to increase revenues and achieve profitability depends on a number of factors outside of our control, including the extent to which:

* our solutions are able to gain market acceptance, particularly as IP telephony increases penetration in the mainstream market;

*        we are able to acquire and retain customers on a cost-effective basis;

* we are able to establish strategic relationships with IP telephony platform and services providers;

* we are able to successfully identify, develop and market enhanced applications for the mainstream market;

* IP telephony platform and service providers develop or bundle competing applications; and

*        we become subject to increased regulatory burdens.

         Currently, we offer new customers a variety of packaged applications, and platform tools for customized solutions. We market our software and hardware solutions through a VAR channel, and directly in some cases to Fortune 500 customers. To ensure growth scalability, our VAR channel is being trained to deliver professional services for standard installations, which we believe will allow us to focus on advanced professional services for complex installations.

         We plan to reinvest our earnings for the foreseeable future in the following ways: hiring additional personnel, particularly in sales and engineering; expanding our domestic and international selling and marketing activities; increasing our research and development activities to upgrade and extend our solution offerings and to develop new solutions and technologies; growing our VAR and systems integration channel; adding to our infrastructure to support our growth; and expanding our operational and financial systems to manage a growing business.

KEY TERMS AND DEFINITIONS

* ENTERPRISE VOICE is defined as the combination of Enterprise Telephony and Enterprise VoIP Gateways.

* ENTERPRISE TELEPHONY is defined as the combination of Enterprise IP Telephony and traditional telephony (PBX/KTS).

* ENTERPRISE IP TELEPHONY is defined as the combination of LAN Telephony, Converged Telephony, and IP Phones.

* ENTERPRISE VOIP GATEWAY is defined as a Layer 3 network device which provides the interconnection of customer premise equipment (CPE)-based voice and data traffic across a WAN network or the PSTN, also refereed to as trunks. This device is typically a modular or standalone router specially equipped with voice DSP resources.

* LAN TELEPHONY (IP-ONLY) is defined as those ports and systems which provide Enterprise Voice services over a LAN whereby both call control and voice traffic traverse a packet network, in most cases IP running over Ethernet. The use of a traditional PBX or KTS is not required. In most cases the three fundamental elements to this network architecture include a server running call control software, Ethernet switches, and IP Phones.

* CONVERGED TELEPHONY (TDM/IP) is defined as those lines and systems which provide voice services whereby voice traffic traverses Time Division Multiplex (TDM) lines but call control is packet based. In most cases this enables a traditional Enterprise Voice network to migrate its infrastructure to IP incrementally with the prime advantage of maintaining prior capital investment in PBXs and traditional phones. In most cases call control resides on a server, connected to a LAN, running call control software which provides call control to a PBX. In this case, the end-points remain TDM but the call control is IP. Also, other form factors of this segment may not include traditional phone systems, but an integrated standalone device which integrates the functions of TDM and IP at a systems level. These standalone solutions are targeted to smaller deployments as found at branch offices or small offices.

* IP PHONE is defined as a packet based telephone that has a Layer 3 IP address and a Layer 2 network connection (in most cases Ethernet or Voice over Ethernet). The functions of an IP Phone mirror that of a traditional phone. Technically, an IP Phone transmits voice traffic by first taking the Voice Payload and adding an RTP header, then a UDP header, then an IP header and finally an Ethernet header per frame. An IP Phone is an IP appliance, which has been optimized for voice applications. Given that it is more than a traditional telephone, other network services may be available to the IP Phone such as Internet browsing or other network services. An IP Phone can be a hard phone, soft phone, or wireless device.

INDUSTRY BACKGROUND

         The term "IP telephony" covers a range of technologies, including voice-over-IP (VoIP) and fax-over-IP services, which are carried over both the Internet and private IP-based networks. IP telephony connects across combinations of PCs, Web-based telephones, and phones connected via public telephone lines to remote voice gateways. Because information traveling through an IP-based network travels in discrete packets, it does not need to rely on a continuously available switched circuit as does information traveling in the analogue format used in traditional telephony. Consequently, IP-based services are very bandwidth and cost-efficient.

         Users of IP telephony typically can save money because IP telephony operates more efficiently than ordinary plain old telephone service (POTS) and because it currently avoids most of the tariffs and tolls applicable when using POTS, especially with respect to international telephone service. IP-based voice conversations require less than 10% of the bandwidth of POTS. This efficiency of bandwidth results from two factors: First, compression techniques, such as G.723.1, a standard IP compression technique, compresses a standard POTS transmission resulting in an overall bandwidth reduction generally in the range of 6-to-1. Second, POTS requires full duplex--a simultaneous transmission in both directions--to support a telephone conversation. Tying up bandwidth in this fashion is wasteful because in conversations, typically only one person is speaking at a time. Voice-over-IP (VoIP) products have the ability to sense the silence and cease transmitting when one party is quiet. This technique almost halves the required bandwidth of a typical telephone conversation. As a result, IP telephony commonly consumes as little as one-twelfth the bandwidth of POTS to transmit conversations. In addition, IP telephony provides carriers with the ability to lower costs by consolidating both voice and data in one network instead of necessitating the two separate networks required for traditional POTS and data.

         VoIP technologies convert digitized voice into data packets that are encapsulated in Internet protocol, thus allowing IP Phone calls, faxes and voice traffic to be relayed over corporate intranets or across the Internet. As a result, VoIP presents an opportunity for exciting new uses for IP-based phone systems, such as: IP multicast conferencing and telephony distance learning applications, phone directories and customer service monitoring and playback of calls via IP, and "voice web browsing" where the caller can interact with a web page by speaking commands. The ability to access enterprise data and applications through a device such as a web-browser enabled IP Phone has presented an opportunity to position the IP Phone as a peer to the personal computer in many work environments - especially where PC's are not appropriate user interfaces for employees. Apart from the economies provided by moving a firm's communications onto one network, it is IP convergence, the uniting of voice, video and data that has provided many companies with a compelling reason to replace legacy phone systems with IP telephony.

Market Highlights:

o Total IP phone annual shipments are expected to grow from 10 million units in 2006 to 164 million units in 2010 (Still less than 5% of all communication devices sold) (According to research firm, In-Sat)

o Enterprise converged mobile device (SmartPhone) shipments were 7.3 million in 2005, and are projected to reach 63 million units worldwide by 2010 (According to research firm, IDC)

o Computer-Telephony Integration (CTI) was $5 Billion in 2005, and projected to be $12 Billion by 2010 (Telecommunication Industry Association - North America)

o $7.5 Billion in revenue is expected to be reached by 2010 for the Land Mobile Radio market (LMR) (Venture Development Corporation - North America)

LIMITATIONS OF EXISTING IP TELEPHONY SOLUTIONS

         Existing IP telephony solutions have been criticized for lacking the broad set of features, or applications, such as voicemail, call transfer, and three-way calling, that traditional PBX phone systems have developed over the past century. As an application development company for the IP telephony market, we bridge the feature/function gap currently present in many major IP telephony platforms like those provided by Cisco, Avaya, Nortel, Siemens and others. We believe that, just as happened with POTS, application providers will flourish alongside the equipment providers as the IP telephony market develops and matures.

THE OPPORTUNITY FOR CONVERGENCE OF VOICE, VIDEO AND DATA

         IP telephony refers to the technology used in transmitting voice over a network using open, standards-based IP. Our Convergence IP telephony solutions leverage a single network infrastructure for the transmission of data, voice, and video traffic to deliver high-quality voice and fully integrated communications and enable enterprises to realize the business benefits of a converged network. These benefits include increased productivity, business flexibility, and reduced operational costs.

         With the mainstream adoption of enterprise IP communications, businesses are now embracing the operational benefits of convergence at an accelerated pace. While the infrastructure benefits of IP telephony are well documented, the user-level benefits are only now starting to emerge. Today, businesses deploying IP telephony are looking for benefits that extend beyond VoIP into ways to integrate existing business data into the telephony environment.

         Collaboration tools like video conferencing and multicasting can be delivered to every desktop, enabling up-to-the minute information sharing between employees, partners, suppliers and customers - improving the company's ability to respond and collaborate at a fraction of the cost of other point solutions.

         Unified views of customer data also become a reality with the true integration of voice, video and data. Combined with the use of intelligent communication devices like IP-based phones, critical information and important messages can travel to the employees to enable them to work smarter and faster.

         Finally, a converged network is more capable of supporting a mobile workforce. By offering remote access to a corporate network and its information, geographically dispersed locations or traveling employees can access the tools they need to perform and interact with customers, thereby increasing per capita efficiency.

         The movement towards incorporating voice, video and data into a single network is referred to as "convergence". IP telephony now allows the telephone to serve up data in a manner similar to a PC or any other web-enabled device.

         Before the introduction of our Cistera ConvergenceServer(TM), most IP data-based applications offered via IP Phones were limited by the phone's own ability to navigate and/or manipulate data in a meaningful way. The Cistera ConvergenceServer(TM), coupled with XML, other standard protocols and an IP telephony environment, allows an enterprise to achieve unique client-application integration through its IP Phones. This integration is accomplished in the network as a peer with other user interface devices such as PCs, PDAs, wireless phones and point-of-sale devices, among others. By coupling an XML browser with voice services, we are able to combine voice, video and powerful data query applications and deliver them through IP communications devices.

OUR STRATEGY

         Our objective is to be the leading provider of IP communications Application Platforms and advanced application engines for businesses worldwide. To achieve this objective, we are pursuing the following strategies:

         EXTEND OUR PRODUCT AND TECHNOLOGICAL LEADERSHIP. We believe our solution supports more communications and data format standards across the broadest range of communications systems than most other competing solutions, allowing us to provide improved interoperability within a customer's existing network infrastructure. We intend to build upon our IP communications technology and improve our solution's functionality and ease of use for rapidly designing, deploying and maintaining our communications solutions in a customer's environment. We may also seek to enhance our products through licensing or acquiring complementary technologies or businesses. We believe that we are also unique in delivering a full suite of application engines to an IP communications end point and plan to extend our application engine portfolio.

         EXPAND SALES AND DISTRIBUTION CHANNELS. We intend to pursue a multi-channel, distribution strategy by expanding our key relationships with system integrators, VARs, OEMs and distributors. We intend to increase our domestic distribution by adding channel sales personnel. We also plan to continue to expand our indirect distribution through alliances with additional system integrators, VARs and OEMs. We intend to launch our international distribution by developing additional relationships with international distributors and creating strategic alliances with international system integrators. We anticipate that our primary means of addressing the market will be through our indirect sales force.

         CAPITALIZE ON OUR PROFESSIONAL SERVICES CAPABILITIES. We have established what we believe to be highly successful relationships with customers and VARs by assisting them in designing, developing and deploying our convergence solutions. Our professional services range from strategic and architectural planning to complete integration and deployment of our products.

While we encourage our indirect channel partners to build out professional services practices to support the Cistera solutions, we will continue to extend our professional services expertise in applying emerging standards, especially XML standards, to create additional solutions that capitalize on our technologies. By offering a full range of professional services, we believe we can strengthen our existing customer and VAR relationships and foster new relationships, creating opportunities to sell additional products. Our current expectation is for our VAR channel to handle the standard installation and configuration requirements, thereby enabling us to focus on the more advanced customer services requirements and to scale rapidly to meet the anticipated demand for our convergence solutions.

PRODUCTS

         Our convergence products consist of application appliances--hardware and software combined to deliver a broad suite of feature-sets on a scalable architecture:

         HARDWARE PLATFORMS The Cistera platforms combine advanced software engines with hardware devices that have been optimized and in some cases, specifically designed to deliver the performance and scalability required for IP telephony application environments.

* CISTERA CONVERGENCESERVER(TM) (CCS(TM)) the foundation of a Cistera IPT solution is available in six form factors--the CCS 1000, the CCS 1500, the CCS 2500, the CCS 5500 and the CCS 7500 are designed to support "small", "medium", "large" and "service provider" performance requirements for specific customer locations. The servers are rack-mountable, open standards-based hardware systems.

* CISTERA ZONECONTROLLER(TM)(CZC(TM)) enables IP phone systems to work with existing or newly installed overhead speakers to create a unified paging system. Cistera's solution is the only one that supports simultaneous broadcasting to IP phones and speakers.

         CISTERA 1.7 SOFTWARE PLATFORM. The Cistera 1.7 software platform is a component-based architecture that enables enhanced scalability and management of advanced IP Phone applications. This platform has built in media management engines that enable third-party application developers to leverage our pre-built components--a voice recording engine, a broadcast engine, a content streaming engine, a pin code and authentication engine, a ruleset engine and a grouping engine--without having to create each component from the ground up. Our authorized developers can use our published APIs to invoke many of these services and therefore focus their development efforts on the workflow components critical for specific industries. This platform also provides configurable administration and management tools.

         CISTERA ADVANCED IP PHONE APPLICATIONS. We believe that we have developed the broadest suite of advanced IP Phone applications available in the market today. These applications include:

* QUICKRECORD(TM) - an IP telephony on-demand voice recorder and media management service designed to allow phone users to record important or malicious calls when needed and play them back from the phone. The entire call is recorded regardless of when the user presses the record button during the call.

* CALLCENTERRECORD(TM) - an IP telephony continuous voice recorder and media management service with remote monitoring and quality reporting features. It supports standard storage and archival systems.

*        RAPIDBROADCAST(TM)  - an IP telephony  messaging and broadcast  system.
         Instantly transmit text or voice messages or schedule pre-recorded broadcasts to a defined group or to an entire organization through IP Phones or external speakers.

* VIRTUALDIRECTORY(TM) - a centralized directory system that allows telephone users, both internal and external to traverse corporate information quickly without time consuming tree-based systems. Callers can use their touchtone or voice to request information or to be directed to the appropriate extension. It supports LDAP integration into popular contact management systems.

* CONTENTSTREAMER(TM) - an IP telephony streaming solution that delivers audio, graphics, music, and data streaming capabilities to the IP Phone network. It enables targeted music/messaging for on-hold callers as well. Cistera's solution uses Real Simple Syndication (RSS) to deliver targeted messaging that is delivered as it is updated

* PHONEASSIST(TM) - integrates the PC and the IP Phone, enabling access to CRM application directories from the phone, or "click-to-dial" from the computer.

* PHONEVERIFY(TM) - provides cost effective account code authentication, client matter codes, and forced code authorization that integrate with leading call detail reporting systems.

* RULESETMANAGER(TM) - enables control of behavior of IP Phone applications, IP Phones and other IP devices from a central administration point. It allows quick configuration to apply rule-based call management for an IPT system.

* GROUPMANAGER(TM) - enables the organization and management of designated groups of IP Phone users from a central administration point. It allows the system administrator to assign rights and services based upon group association.

         Our convergence solutions utilize several key technologies to provide integration into IP communications environments, including XML, JTAPI, J2EE, SIP, H.323, and others.

         Our convergence solutions have been designed to interoperate seamlessly within network environments, by aligning with key industry standards. There are occasions where integration with certain legacy platforms requires that our solutions interact with some proprietary protocols. In these situations, our convergence solution works to maintain open protocols for the broad network functions, while supporting the proprietary codecs for the specific areas of interoperability. An example of this would be in the way our products currently support Cisco's proprietary SCCP protocol.

         We have designed our solution to provide support for many of the emerging industry XML standards with minimal impact to existing business applications. We believe this non-intrusive architecture is a key in enabling integration of IP based voice, video and data; and will enable content to be delivered to a wide array of devices, like IP Phones, wireless phones, PDAs, etc.

PRODUCT DEVELOPMENT

         We released our first convergence products in September 2003 at Cisco's Innovation Through Convergence Expo in California. Using the technology developed for our Cistera ConvergenceServer(TM), we recently introduced additional convergence products, extending the breadth and depth of our solution footprint. We continue to enhance our convergence products with particular emphasis on providing improved interoperability, increased functionality, enhanced security and scalability and simplified ease of use. Our product development efforts currently focus on enhancing our existing products and technologies and on developing additional products to extend our position in the growing voice, video and data convergence market.

         On May 5, 2003, we retained the services of XBridge Software to perform a substantial portion of our product development. XBridge continued to perform these services for us until May 27, 2005, when we acquired XBridge.

COMPETITION

         We compete with a broad number of companies that extract revenues from the telecommunications capital budgets of small and medium business (SMB) and large companies (Enterprises). Currently, 100% of our revenues are derived from equipment purchased as part of an enterprise's telecommunications infrastructure and aligned CTI applications. In 2005, this was a $5.7B market with about 20% specifically associated with IP communications.

         We face competitors in three primary categories: Traditional TDM application vendors transitioning to IP; PBX vendors extending functionality to core systems; and, alternative application platforms focused on "custom" application development capabilities.

         Our principle competitors are companies that have for a number of years manufactured telephony application products for traditional TDM based phone systems and are currently transitioning their products to support VoIP phone systems otherwise known as IP Telephony. Examples of companies that we compete with include Verint, Interactive Intelligence and Nice Systems in the Quality Assurance and Compliance category; Raytheon, Alcatel-Lucent and Motorola in the Event Alerting and Notification category.

         While we believe that the Company's business plan provides competitive advantage over competitors, many of our existing and potential competitors have stronger brand recognition, longer operating histories, larger customer bases and greater financial resources. As a result, they may be able to respond more effectively to changing technologies, conditions or customer demands, especially during market downturns.

                         ITEM 2: DESCRIPTION OF PROPERTY

         Our corporate offices are located at 17304 Preston Road, Suite 975, Dallas, Texas. We lease this office space, which contains approximately 4,264 square feet, from CMD Realty Investment Fund, L.P. Our rent under this lease is approximately $7,626 per month and the lease expires November 30, 2009.

                            ITEM 3: LEGAL PROCEEDINGS

         The Company, and certain of its current and former officers and directors are defendants in litigation pending in Dallas, Texas, styled KINGDON
R. HUGHES VS. GREGORY T. ROYAL, CYNTHIA A. GARR, JAMES T. MILLER, JR., CHARLES STIDHAM, CNH HOLDINGS COMPANY D/B/A CISTERA NETWORKS AND XBRIDGE SOFTWARE, INC.; Cause No. DV05-0600-G; G-134th District Court, Dallas County, Texas. The plaintiff has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and XBridge in May 2003 and the acquisition of XBridge by the Company in May 2005. The parties held a mediation conference in April 2006 and have come to an understanding with respect to the principle elements of a potential settlement. We are currently in the process of negotiating definitive settlement agreements.

         The Company is a defendant in litigation pending in Dallas, Texas, styled Collaborative Search Partners, Inc. vs. XBridge Software, Inc., and Cistera Networks, Inc., Cause No. 07-03189; J191st District Court, Dallas County, Texas. The plaintiff has alleged a number of complaints against the defendants, including breach of contract, promissory estoppel, and quantum meruitt arising in connection with two separate employment search agreements. In May 2007, the parties came to an understanding with respect to the principle elements of a potential settlement, and a Rule 11 letter agreement has been filed with the Court, however, a definitive settlement agreement is still being negotiated among the parties. The Rule 11 letter agreement provides for payment by the defendants of $44,000 to the plaintiff over a period of six months, and in the event the defendants fail to make such payments, a default judgment may be rendered against the defendants.

                       ITEM 4: SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

         None.

                                     PART II

                      ITEM 5: MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

         Our common stock is presently traded in the over-the-counter market and is listed on the Pink Sheets maintained by the National Quotation Bureau, Inc., and on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. (NASD), under the symbol CNWT. The following table sets forth the range of high and low bid quotations for the common stock during each calendar quarter beginning April 1, 2005, and ending March 31, 2007. The figures have been rounded to the nearest whole cent.

                                                 HIGH                LOW
June 30, 2005                                   $3.40               $2.39
September 30, 2005                              $2.55               $1.80
December 31, 2005                               $2.45               $1.10
March 31, 2006                                  $1.35               $1.01

June 30, 2006                                   $1.32               $1.13
September 30, 2006                              $2.15               $0.65
December 31, 2006                               $0.80               $0.64
March 31, 2007                                  $1.50               $1.35


         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The number of shareholders of record of the Company's issued and outstanding common stock as of March 31, 2007 was approximately 574.

         The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES

         On July 1, 2006, the Company issued 70,803 shares of common stock in connection with the exercise of warrants issued in the merger of the Company with XBridge Software, Inc. The exercise price of the warrants was $.46 per share. The warrants were exercised for notes payable totaling $32,594.

         On August 1, 2006, the Company issued 4,034 shares of common stock upon conversion of the principal and accrued interest on a previously issued convertible note. The principal amount of the note converted was $1,000 and the amount of accrued interest converted $3,034. The notes converted at $1.00 per share.

         On October 25, 2006, the Company issued 122,028 shares of common stock in connection with the exercise of options issued in the merger of the Company with XBridge Software, Inc. The exercise price for these options was $.01 per share.

         On December 13, 2006, the Company issued 17,931 shares of common stock upon conversion of certain outstanding notes. The amount of principal of notes converted was $15,000 and the amount of accrued interest converted was $2,391. These notes were converted at $1.00 per share.

         The foregoing issuance of the shares of our common stock described above were made in private transactions or private placements intending to meet the requirements of one or more exemptions from registration. In addition to any noted exemption below, we relied upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were "restricted securities" in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were "accredited investors" as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions. We never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales. Other than the securities mentioned above, we have not issued or sold any securities during the period covered by this Report.

                       ITEM 6: MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in this filing. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences have been included throughout the public filings from the company.

OVERVIEW

         We provide IP network-based application appliances and services that add features and enhanced functionality to the telecommunications services used by large enterprises, small and mid-sized organizations, both in the commercial and public sector. Our software- and hardware-based solutions are delivered on our open-architecture, component-based platform known as the Cistera ConvergenceServer(TM), which allows administrators to centrally manage advanced applications for IP telephony environments across large single-site and multi-site private voice/data networks. Because our solutions improve productivity and efficiencies for customers using IP telephony systems, we believe that our convergence solutions complement the efforts of IP telephony solution providers to increase the overall return on investment and value contribution associated with IP telephony systems. This has allowed us to establish cooperative relationships with IP telephony solution providers, as well as large VARs and systems integrators focused on delivering IP telephony systems and services.

         Currently, we offer new customers a robust IP-based applications platform pre-loaded with a variety of packaged applications (we refer to them as application engines). We market our software and hardware solutions through a VAR channel, and in some cases directly to Fortune 500 customers. To ensure growth scalability, our VAR channel is being trained to deliver professional services for standard installations, which we believe will allow us to focus on advanced professional services for complex installations.

         Our  objective  is to be  the  leading  provider  of IP  communications application platforms and advanced IP-based applications for businesses worldwide. To address our market opportunity, our management team is focused on a number of short and long-term challenges including: strengthening and extending our solution offerings; adding new customers and expanding our sales efforts into new territories; deepening our relationships with our existing customers, VARs, and SIs; and encouraging the development of third-party applications on our platform.

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

SOURCES OF REVENUES

         We derive our revenues from three sources: (1) product revenues, which are comprised of software and hardware solutions; (2) professional services revenues, consisting primarily of installation, configuration, integration, training and VAR support services; and (3) support and maintenance, which is comprised of tiered technical support levels. Product revenues accounted for approximately 75.6 percent of total revenues during fiscal year 2006 and 73.6 percent of total revenues during fiscal year 2007. Professional services revenues accounted for approximately 12.5 percent of total revenues during fiscal 2006 and 11.6 percent of total revenues during fiscal year 2007. Revenues for our support and maintenance services made up approximately 11.9 percent of total revenues during fiscal 2006 and 14.4 percent of total revenues in fiscal 2007.

         The Company changed its revenue recognition policy in the third fiscal quarter ending December 31, 2006, to reflect a more conservative accounting practice.

         Product revenues are recognized once the software and hardware solution has been shipped according to the customer order, and are fully installed and operational. Prior to the adoption of this policy, the Company recognized revenues once orders were received and shipped. Professional services revenues are recognized once the services have been completed and the customer has approved the service. Support and maintenance revenues are recognized on a monthly basis over the life of the support contract. The typical support and maintenance term is 24 months, although terms range from 12 to 48 months. Our support and maintenance contracts are non-cancelable, though customers typically have the right to terminate their contracts for cause if we fail to perform. We generally invoice our customers in annual or quarterly installments and typical payment terms provide that our customers pay us within 30 to 45 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue, or in revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the support and maintenance service period.

         Professional services and other revenues consist of fees associated with consulting and implementation services and training. Our consulting and implementation engagements are typically billed in advance of delivery with standard rates applied. We also offer a number of classes on implementing, using and administering our convergence solutions that are billed on a per class basis. Our typical professional services payment terms provide that our customers pay us within 30-45 days of invoice.

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

         To the extent that our customer base grows, we intend to continue to invest additional resources in building the channel infrastructure to enable our VARs and SIs to provide the professional services associated with the standard convergence solutions installation, configuration and training. The timing of these additional expenses could affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period. For example, we plan to increase the number of employees who are fully dedicated to supporting and enabling the reseller and implementation partner channel.

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

Marketing and Sales

         Marketing and sales expenses are typically one of our largest costs, accounting for approximately 33.7 percent of total revenues for fiscal 2006 and only 16.4 percent of total revenues in fiscal 2007. In fiscal 2007 the Company reduced spending by leveraging some of the marketing programs funded by large technology and VAR partners. It is expected that the Company will increase spending in this area, as the market is beginning to show signs of momentum. Marketing and sales expenses consist primarily of salaries and related expenses for our sales and marketing staff, including commissions, payments to VARs, marketing programs, which include advertising, events, corporate communications, public relations, and other brand building and product marketing expenses, and allocated overhead. Since the beginning of fiscal 2005, our sales and marketing costs as a percentage of total expenses have increased as a result of increased market coverage in the U.S., Canada and the U.K.

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

INTELLECTUAL PROPERTY EXCLUSIVE LICENSING AGREEMENT

         In May 2003, we entered into an exclusive licensing agreement with XBridge Software. This agreement provided us with the exclusive worldwide rights to market, sell and deliver the convergence solutions based upon the XBridge technology. We also retained XBridge to provide additional development and engineering resources necessary to build, maintain and service the convergence solutions.

         As a continuation of a restructuring plan we implemented in August 2004, we entered into discussions to acquire XBridge and obtain ownership of the intellectual property upon which our products are based. The XBridge Software acquisition was consummated on May 27, 2005.

CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

         We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

         In an effort to establish an accounting policy that provides shareholders with the most accurate representation of the company's performance, the company has instated a new policy that only declares revenue from software, hardware and services once fully installed and implemented. This method of revenue reporting will not reflect all orders received and shipped during the reporting period, but only those orders received, shipped and completely installed within the reporting period. Prior to the adoption of this policy, the Company recognized revenues when orders for our products and solutions were received and shipped.

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

Accounting for Deferred Commissions

         We defer commission payments to our direct and channel sales force for the professional services and support and maintenance portions of our contracts. These commissions are deferred and amortized to sales expense over the life of the related contracts, which typically last 12 to 36 months. The commission payments, which are paid the month after the service is delivered to the customer, are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under the customer support and maintenance contracts. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer support and maintenance contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized.

         For the fiscal year 2006 and 2007, the Company did not pay sales commissions except in select agent arrangements. Sales commissions are generally paid on sales meeting the criteria for sales commission payment.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated statements of financial operations, in their entirety.

Overview of Results of Operations for: Fiscal 2006, Ended March 31, 2006, and Fiscal 2007, Ended March 31, 2007.

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

         Our gross profit during the fiscal year 2006 was $1,251,351 or approximately 78.8 percent of revenues, and the operating loss for the same period was $2,324,552. Gross profit for fiscal year 2007 was $1,729,671 or approximately 84.5 percent of revenues, and our operating loss for the same period was $1,090,300.

         During the fiscal year 2007, we continued to incur substantial costs and operating expenses related to the expansion of our business. We added support services personnel to focus on adding new customers and increasing penetration within our existing customer base, professional services personnel to support our implementation and support services, and developers to broaden and enhance our convergence solutions.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2007, we had cash, cash equivalents and short-term marketable securities of $534,871, as compared to $60,990 at March 31, 2006. Accounts receivable at March 31, 2007 were $314,178, as compared to $198,319 at March 31, 2006. Deferred revenue was $436,666 as of March 31, 2007, as compared to $229,159 at March 31, 2006.

         From our start of operations in May 2003 through the end of fiscal 2007, we funded our operations primarily through financing obtained in two private placements--the first in the third quarter of fiscal 2005 and the second initiated in the fourth quarter of fiscal 2007.

         We do not have any special purpose entities, and other than operating leases for office space and computer equipment, which are described below, we do not engage in off-balance sheet financing arrangements. We currently have a bank line of credit with JPMorgan Chase Bank in the amount of $50,000. In addition, we have a factoring agreement with Allied Capital Partners, L.P. tied to accounts receivable with a credit line of up to $750,000.

         The Company recently completed a private placement to support current and future growth requirements. Through this offering the Company raised aggregate of $3,625,754.00 through the issuance of Senior Unsecured Convertible Promissory Notes, and warrants to purchase 3,625,754 shares of our common stock. Of the $3,625,754.00 in Notes, $2,815,000.00 in principal amount of Notes were issued for cash, and $810,754 in principal amount of Notes were issued in connection with the cancellation of an equal amount of the Company's outstanding obligation.

         Our future capital requirements will depend on many factors including: our rate of revenue growth; the expansion of our marketing and sales activities; the timing and extent of spending to support product development efforts and expansion into new territories; the timing of introductions of new services and enhancements to existing services; and the continuing market acceptance of our services. To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we will need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

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

         (a)      Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, chief executive and chief financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's chief executive and chief financial officers concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b)      Changes in Internal Controls

         There were no significant changes subsequent to the evaluation described in subparagraph (a) above, in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         (c)      Limitations.

         The Company's management, including its chief executive and chief financial officers, do not expect that the disclosure controls will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                    PART III

               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age, and position of each executive officer and director of the Company as of the period ending March 31, 2007:

DIRECTOR'S NAME (1)    AGE        POSITION WITH COMPANY

Derek P. Downs          38    President, Interim Chief Executive Officer and
                              Director

Greg T. Royal           41    Executive Vice-President/Chief Technology Officer
                              and Director

Cynthia A. Garr         47    Interim Chief Financial Officer, Executive Vice-
                              President of Corporate Development and Director

         Our directors hold office until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified. Our officers are elected by the Board of Directors at the board meeting held immediately following the shareholders' annual meeting and hold office until their death or until they either resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment for executive officers, all of whom serve on an at will basis.

         DEREK DOWNS has served as President since May 31, 2004 and became our Interim CEO for the Company in June 2005. Mr. Downs has been a member of the Board of Directors since October 1, 2004. Prior to becoming President and Interim CEO, Mr. Downs served as the Company's Vice President of Sales Marketing and Business Development. From January 2003 to May 2003, Mr. Downs held the same position with XBridge Software, Inc. From December 2000 to September 2002, Mr. Downs held senior executive roles in marketing, alliances, product marketing, and business development at i2 Technologies (NASDAQ:ITWO), a $1 billion supply chain software company. Before joining i2 Technologies, he served from December 1999 to December 2000 as VP of Business Development and Strategic Alliances for BSI Consulting, a midsized technology strategy firm. From May 1995 to December 1999, Mr. Downs held the position of Director of Strategic Alliances at Baan Company, a $1+ billion enterprise software company. Mr. Downs graduated from the

University of Eastern New Mexico in 1990 with a BBA degree in Marketing and a BBA degree in Business Administration.

         GREGORY T. ROYAL has served as Executive Vice President and Chief Technology Officer, and as a member of the Board of Directors since May 2003. Mr. Royal is the original founder of XBridge Software, and the inventor of the Convergence Server(TM) technology. Mr. Royal has over 18 years of IT Sales, Marketing and Management experience in New Zealand, Australia and the United States.. He has held Senior Sales and Marketing positions at Sycom Office Equipment, Eagle Technology, Network General Corp. (NASDAQ:NETG) and Network Associates Inc (NASDAQ:NETA). Mr. Royal has system certification with Compaq, IBM, Novell and Hewlett Packard. He also has significant experience in designing and deploying large scale IT systems including experience in Banking and Finance, Government, and Retail and Property Services. Mr. Royal graduated from Victoria University in 1986 and holds an MBA from Rushmore University.

         CYNTHIA A. GARR has served as Interim CFO and Executive Vice President of Corporate Development since June of 2004. She has been a member of the Board of Directors since May 2003. She is one of the founders of XBridge Software, and has served as its President and as a Director from its inception in 1999 to the present. She was also Director of Sales for Identify Software, a leader in application problem resolution software, from January 2003 to June 2004. From January 2000 to August 2001, Ms Garr served as a Regional Sales Manager for Mercury Interactive, the leading provider of enterprise testing and performance management solutions. Ms. Garr was President of U.S. Operations and Executive Director of Qronus Interactive, a provider of automated testing solutions software, which was ultimately acquired by Mercury Interactive from November 1997 to January 2000. She graduated from Almeda University with a Bachelor of Science in Information Systems Technology and a Master of Business Administration in Marketing.

BOARD COMPOSITION AND COMMITTEES

         Our Board of Directors currently consists of three members, Gregory T. Royal, Cynthia A. Garr, and Derek P. Downs. We are planning to expand the number of members constituting our Board of Directors and will seek persons who are "independent" within the meaning of the rules and regulations of NASDAQ to fill vacancies created by any expansion. Because of our current stage of development, we do not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The Board meets periodically throughout the year as necessity dictates. No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

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

Indebtedness of Directors and Executive Officers

         None of our directors or officers or their respective associates or affiliates is indebted to us.

Family Relationships

         There are no family relationships among our directors or executive officers.

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

                         ITEM 10: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         The following table sets forth, for our last two fiscal years, certain information concerning the compensation paid by the Company to our Chief Executive Officer and our other most highly paid executive officers who received in excess of $100,000 in compensation during these periods.

                                                   SUMMARY COMPENSATION TABLE
        (a)             (b)    (c)           (d)        (e)             (f)        (g)               (h)          (i)
                                                                                                Nonqualified
                       Year                                                     Non-Equity        Deferred     All Other
                       Ended                           Stock          Option    Incentive       Compensation    Compen-
                                                                                   Plan
      Name and         March  Salary        Bonus      Awards         Awards   Compensation       Earnings      sation      Total
 Principal Position     31     ($)           ($)        ($)             ($)        ($)               ($)          ($)        ($)

DEREK P. DOWNS         2007   $127,500           -             -            -             -                 -          -    $127,000
                       2006   $125,000           -   $369,396(1)            -             -                 -          -    $494,396
President/Interim
CEO/Director

CYNTHIA A. GARR        2007    $10,417  -        -             -            -             -                 -          -     $10,417
   Interim CFO/        2006   $125,000           -             -            -             -                 -          -    $125,000
Executive Vice
President/Director

GREG T. ROYAL          2007   $130,500           -             -            -                               -          -    $130,500
   Executive V.P./     2006   $130,000           -             -            -             -                 -          -    $130,000
   Director

     (1) Represents the grant of 123,132 restricted shares of our common stock on January 3, 2005. This grant is still subject to the approval by our shareholders of our long term incentive plan.

         Except as described below under "Employment Contracts," there are no compensatory plans or arrangements, with respect to any of our executive officers, which result or will result from the resignation, retirement or any other termination of such individual's employment with us or from a change in control of the Company or a change in the individual's responsibilities following a change in control. No stock options, stock appreciation rights or other stock based incentives were awarded to any of our named executive officers during fiscal 2006 and 2007.

EMPLOYMENT CONTRACTS

         On January 1, 2005, we entered into an employment agreement with Mr. Downs pursuant to which we agreed to employ him as President at an annual salary of $125,000. Although the initial term of the agreement has expired, if we terminate our employment relationship with Mr. Downs agreement (a) without cause, or (b) for any reason within twelve months of a change in control; or Mr. Downs terminates the agreement with just cause, then Mr. Downs shall be entitled to receive two times his then current salary, payable in equal installments over the course of the immediately following eighteen months.

         On October 1, 2004, Cistera Networks Canada, one of our subsidiaries, entered into an employment agreement with Mr. Royal pursuant to which Cistera Networks Canada has agreed to employ him as its President at an annual salary of $130,000. Although the initial term of the agreement has expired, if Cistera Networks Canada terminates its employment relationship with Mr. Royal (a) without cause, or (b) for any reason within twelve months of a change in control; or Mr. Royal terminates the agreement with just cause, then Mr. Royal shall be entitled to receive two times his then current salary, payable in equal installments over the course of the immediately following eighteen months.

         The employment agreements for both Mr. Downs and Mr. Royal were terminated by the parties, effective March 31, 2007. An employment agreement for Ms. Garr, with terms similar to that of Mr. Downs, was terminated by the parties, effective April 1, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

----------------------------------------------------------------------------------------------------
Outstanding Equity Awards at Fiscal Year-End
----------------------------------------------------------------------------------------------------
Option Awards
----------------------------------------------------------------------------------------------------
Name                    Number of        Number of        Number of
                       Securities        Securities       Securities
                       Underlying        Underlying       Underlying
                       Unexercised      Unexercised      Unexercised     Option
                         Options          Options      Unearned Options  Exercise        Option
                           (#)              (#)              (#)           Price       Expiration
                       Exercisable     Unexercisable                        ($)           Date
------------------- ------------------ --------------- ----------------- ----------- ---------------
Derek Downs         0                  0               275,000(3)        1.30        2/6/2009
------------------- ------------------ --------------- ----------------- ----------- ---------------
Cynthia Garr        41,831(1)          0               0                 0.46        4/1/2009
                                                       275,000(3)        1.10        10/1/2009
------------------- ------------------ --------------- ----------------- ----------- ---------------
Gregory Royal       271,174(2)         0               0                 0.46        5/3/2009
                                                       275,000(3)        1.10        10/1/2009
------------------- ------------------ --------------- ----------------- ----------- ---------------

         (1) Prior to the Company's acquisition of XBridge, XBridge awarded Ms. Garr options to purchase shares of 15,426 shares of XBridge Software at an exercise price of $1.25 per share. As part of the acquisition of XBridge by the Company, these options were converted into options to purchase shares of our common stock, on a basis of 2.71174 shares of our common stock for each share of XBridge. This conversion ratio was the same ratio received by all other XBridge stockholders.

         (2) Prior to the Company's acquisition of XBridge, XBridge awarded Mr. Royal options to purchase shares of 100,000 shares of XBridge Software at an exercise price of $1.25 per share. As part of the acquisition of XBridge by the Company, these options were converted into options to purchase shares of our common stock, on a basis of 2.71124 shares of our common stock for each share of XBridge. This conversion ratio was the same ratio received by all other XBridge stockholders.

         (3) Granted pursuant to the Company's 2004 Long Term Incentive Plan. These options were subject to shareholder approval of the plan and were terminated by the parties, effective April 1, 2007.

         None of our executive officers exercised options to purchase our common stock during fiscal 2006 or 2007.

DIRECTOR COMPENSATION

         We do not pay our directors a fee for attending scheduled and special meetings of our board of directors. We intend to reimburse each director for reasonable travel expenses related to such director's attendance at board of directors and committee meetings. In the future we might have to offer some compensation to attract the caliber of independent board members the Company is seeking.

                ITEM 11: SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The table below sets forth, as of March 31, 2007, certain information with respect to the beneficial ownership of our common stock by (i) each of our directors and executive officers, (ii) each person known to us to be the beneficial owner of five percent or more of the outstanding shares of our common stock, and (iii) all of our officers and directors as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

Title of    Name And Address             Nature and Amount
Class       Of Beneficial Owners         of Beneficial Ownership    Percent

Common      Derek P. Downs(1)                        125,199(2)          1.3%

Common      Cynthia A. Garr(1)                     1,330,191(3)         13.9%

Common      Gregory T.  Royal(1)                   1,396,159(4)         14.6%

Common      Kingdon Hughes                         1,465,593(5)         15.2%
            16475 Dallas Pkwy, Suite 440
            Addison, TX 75001

Common      Artis Capital Management                  560,250           5.85%
            One Market Plaza
            Spear Street Tower, Suite 1700
            San Francisco, CA  94105

Common      Roaring Fork Capital Management        1,000,000(6)        10.45%
            5350 South Roslyn St., Suite 380
            Greenwood Village, CO 80111

All Officers and Directors as a Group              2,851,549            29.8%

         (1) The business address for each Ms. Garr and Messrs. Downs and Royal is 17304 Preston Road, Suite 975, Dallas, Texas 75252.
         (2) Includes 123,132 shares granted to Mr. Downs pursuant to the Company's long term incentive plan. This grant is still subject to shareholder approval of the plan.
         (3) Includes options to purchase 41,831 shares resulting from the post merger conversion of options to purchase shares of XBridge common stock that are presently exercisable.
         (4) Includes options to purchase 271,174 shares resulting from the post merger conversion of options to purchase shares of XBridge common stock that are presently exercisable..
         (5) Includes 189,822 shares subject to warrants that are presently exercisable.
         (6) Consists of warrants to purchases shares of common stock exercisable within 60 days.

             ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 5, 2003, the Company, Corvero Networks, Inc., a Florida corporation formed by CNH Holdings as a wholly owned subsidiary (Corvero), and XBridge Software, Inc., a Delaware corporation, entered into a license agreement pursuant to which Corvero agreed to license from XBridge Software, Inc. all rights, title, and interest of XBridge in and to certain technologies and intellectual properties (the "XBridge Technology"). The exclusive license was worldwide in scope and had a term of twenty years, and included, but was not limited to, the right to make alternations and/or derivative works and to license, sublicense, cross-license or otherwise transfer the XBridge Technology for commercial purposes, and all rights to derivative works would be the Company's sole and exclusive property. This license did not, however, give the Company the right to transfer or resell the XBridge Technology without the consent of XBridge.

         As consideration for the license, the Company agreed to issue to XBridge 500,000 shares of our common stock, immediately upon Corvero obtaining $250,000 in equity financing for its operations and the implementation of the business plan. These 500,000 shares were equal to 25% of our total outstanding shares at the execution date of the agreement.

         In addition to the 500,000 shares of our common stock, Corvero agreed to pay royalties to XBridge royalties based on the following sliding scale:

------------------------------------------ -------------------------------------
Cumulative Corvero Networks Revenue        Royalty Payments
------------------------------------------ -------------------------------------
                   $1 Million                            No Royalties
------------------------------------------ -------------------------------------
                   $2 Million                        5% of Gross Revenue
------------------------------------------ -------------------------------------
                   $3 Million                        4% of Gross Revenue
------------------------------------------ -------------------------------------
                   $4 Million                        3% of Gross Revenue
------------------------------------------ -------------------------------------
                   $5 Million                        2% of Gross Revenue
------------------------------------------ -------------------------------------
      Cumulative Greater than $5 Million             1% of Gross Revenue
------------------------------------------ -------------------------------------

         In addition, when cumulative gross revenue for Corvero Networks reached $10,000,000, XBridge was then to receive an additional 1,500,000 shares of our common stock.

         On May 7, 2003, in lieu of the required $250,000 in equity financing, XBridge agreed to accept a lesser sum of equity financing without penalties in exchange for the immediate issuance of 500,000 shares of our common stock. In connection with this modification of the license agreement, the Company and XBridge also entered into a letter agreement whereby we agreed to purchase from XBridge certain assets at a purchase price of $125,500. At May 7, 2003, the purchase price of our common stock was $.75 a share. At $.75 a share, the 500,000 shares of common stock issued to XBridge would have a value of approximately $375,000. This value equates to the sum of the proposed equity raise and the asset purchase price of approximately $375,000 at the time the agreements were executed.

         On June 20, 2003, we entered into a second amendment pursuant to which XBridge agreed to formally accept a lower equity financing amount and cancel the asset purchase obligation, in exchange for 1,500,000 shares of our common stock. This amendment also released us from any and all further responsibilities under the license agreement. The shares, however, were subject to a three-year trading restriction. The net effect of this amendment was to place the parties in the same position they would have been had all the terms and conditions in the original license agreement been fulfilled, the $125,500 asset purchase obligation was cancelled and XBridge received an aggregate of 2,000,000 shares of our common stock.

         When the second amendment was executed, our shares were trading at $1.65 per share. At that time, the 1,500,000 shares issued to XBridge had a market value of $2,475,000. Subsequent to the second amendment, the officers and directors of XBridge became our officers and directors.

         Prior to our acquisition of XBridge, XBridge still maintained ownership of all intellectual property licensed to us. XBridge also continued to hire software developers to expand product lines in the IP Telephony suite of services. On June 30, 2003, Corvero and XBridge entered an agreement pursuant to which Corvero agreed to retain XBridge on a task by task basis to perform consulting services. Both parties would agree upon statements of work to be performed and the appropriate billing rates. The following tables summarize the work performed and the fees applicable:

-------------------------- ----------------- ------------------------------------------------------------
        Agreement            Execute Date                         Agreement Purpose
-------------------------- ----------------- ------------------------------------------------------------
Master Contracting         6/30/03           Framework for Future Statement of Work (SOW) Agreements
Agreement
-------------------------- ----------------- ------------------------------------------------------------
         SOW #1            6/30/03           Software Development and Support for Recording, Broadcast,
                                             Directory and Ruleset Engines
-------------------------- ----------------- ------------------------------------------------------------
         SOW #2            8/1/03            Software Development and Support for Dynamic Dialer and
                                             Security Manager
-------------------------- ----------------- ------------------------------------------------------------
         SOW #3            10/1/03           Software Development and Support for Conference Bridge
-------------------------- ----------------- ------------------------------------------------------------
         SOW #4            1/1/04            Software Development and Support for Phone Verify, Content
                                             Streamer and Phone Modeler
-------------------------- ----------------- ------------------------------------------------------------
         SOW #5            3/1/04            Software Development and Support for CCS Platform O/S
                                             Software and CCX O/S Software
-------------------------- ----------------- ------------------------------------------------------------
         SOW #6            04/1/04           Support Services for Corporate Operations and Financial
                            Services
-------------------------- ----------------- ------------------------------------------------------------
         SOW #7            7/1/04            Software Development and Support for Cistera Screen Capture
-------------------------- ----------------- ------------------------------------------------------------
         SOW #8            10/1/04           Replacement Support Agreement to Cover all Previous
                                             Agreements (SOW #1 - SOW #7)
-------------------------- ----------------- ------------------------------------------------------------
         SOW #9            1/3/05            Software Development and Support for CCS Property Manager,
                                             Phone Modeling and Web Infrastructure tools
-------------------------- ----------------- ------------------------------------------------------------

         The following table details the financial breakdown of each SOW under the Master Services Agreement:

------------------------------- ------------------------ -----------------------------------------
          Agreement                  Execute Date                 Amount Invoiced to CNH
------------------------------- ------------------------ -----------------------------------------
            SOW #1                     06/30/03                          $ 85,813
------------------------------- ------------------------ -----------------------------------------
            SOW #2                     08/01/03                          $171,625
------------------------------- ------------------------ -----------------------------------------
            SOW #3                     10/01/03                          $257,438
------------------------------- ------------------------ -----------------------------------------
            SOW #4                     01/01/04                          $617,426
------------------------------- ------------------------ -----------------------------------------
            SOW #5                     03/01/04                      (see note below)
------------------------------- ------------------------ -----------------------------------------
            SOW #6                     04/01/04                          $280,800
------------------------------- ------------------------ -----------------------------------------
            SOW #7                     07/01/04                          $ 15,000
------------------------------- ------------------------ -----------------------------------------
            SOW #8                     10/01/04                          $285,000
------------------------------- ------------------------ -----------------------------------------
            SOW #9                     01/03/05                          $130,500
------------------------------- ------------------------ -----------------------------------------
            Totals                                                      $1,843,602
------------------------------- ------------------------ -----------------------------------------

         (note: SOW #5 was paid through the issuance of 150,000 shares of our common stock)

         Effective  May  27,  2005,  we  acquired   XBridge   through  a  merger
transaction in exchange for 4,150,000 shares of our common stock (which after the cancellation of the 2,150,00 originally issued to XBridge resulted in the issuance of only 2,000,000 new shares) and the elimination of approximately $1.86 million on inter-company payables owed to XBridge. The Company believes that the structure of the merger agreement with XBridge and the issuance of shares were comparable to what the Company would have received through arms-length negotiations with an unaffiliated party. At the time of the services agreement and the issuance of the shares, XBridge owned approximately 51% of our outstanding shares of common stock, and a majority of our officers and directors were also officers and directors of XBridge. This transaction enabled us to obtain outright ownership of the XBridge intellectual property upon which our products are based and eliminate future product development and maintenance payments to XBridge. Costs associated with maintenance and support related to the license agreement totaled $1.86 million during the first two years of the twenty-year life of the agreement. In addition, we believed that the Company's ownership of the XBridge intellectual property would prove to be invaluable in both securing agreements with tier-one channel reseller partners and in giving the Company flexibility for future growth and product line expansion. Based upon client driven product acceptance and sales order growth, the Company also believed that funding maintenance efforts through its research and development facility in India and eliminating potential royalty commitments were in the best interest of the Company's shareholders.

         Including the new shares issued in the merger, the elimination of the $1.86 million in inter-company payables and XBridge's outstanding debt of approximately $200,000 at the time of the merger, the total purchase price for the XBridge acquisition was approximately $5,500,000. Subsequent to the merger transaction, Cistera Networks commissioned Navigant Capital Advisors to issue a fairness opinion regarding the merger with XBridge Software. As part of its portfolio of financial services, Navigant Capital provides valuation services and fairness opinions on large financial transactions. Navigant Capital's position on the merger supported the Company's assertion around the fairness of the equity merger transaction.

         Prior to entering into the agreement governing the merger, (a) Ms. Cynthia Garr, the Company's Executive Vice President, acting Chief Financial Officer and a director, was also the President and a director of XBridge, (b), Mr. Gregory Royal, the Company's Chief Technology Officer and a director, was also a Vice President and a director of XBridge, (c) Mr. Derek Downs the Company's acting Chief Executive Officer and a director, was also a consultant to XBridge.

         At the time of the merger, Ms. Garr owned 451,000 shares of XBridge common stock and held options to purchase another 15,426 shares, and Mr. Royal owned 375,000 shares of XBridge common stock and held options to purchase another 100,000 shares. At an exchange ratio of 2.71174 shares of our common stock for each share of XBridge stock outstanding, post merger, (1) Ms. Garr owned 1,222,997 shares of our common stock and held options to purchase another 41,831 shares; (2) Mr. Royal owned 1,016,904 shares of our common stock and held options to purchase an additional 271,174 shares. Ms. Garr's options expire April 1, 2009, and Mr. Royal's options expire May 3, 2009. With regard to these stock options and all other outstanding options to purchase XBridge shares at the time, the original provisions for the XBridge stock options were applied in a carry-forward manner to the options to purchase shares of our stock.

         Ms. Garr and Mr. Royal did not have employment agreements with XBridge and were employed on an at-will basis. Subsequent to the acquisition of XBridge, employment agreements were entered into by Messrs. Downs and Royal and Ms. Garr reflecting the company as their employer. See "Executive Compensation - Employment Contracts" for a description of the terms and conditions of these employment agreements.

         At the time of the XBridge acquisition, there was one additional significant shareholder of XBridge, Kingdon Hughes, who held 390,461 shares of XBridge's common stock and warrants to purchase another 82,217 shares. As a result of the merger, Mr. Hughes owned 1,058,831 shares of our common stock and warrants to purchase another 222,951shares. Mr. Hughes's warrants expire in 2009.

                                ITEM 13: EXHIBITS

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         As there is no separately designated Audit Committee, the entire Board of Directors serves as the Audit Committee. A function of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                       CISTERA NETWORKS, INC. & SUBSIDIARY

                                       -:-

                INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT


                             MARCH 31, 2007 AND 2006

                                    CONTENTS


                                                                       Page

Report of Independent Registered Public Accountants.....................F - 1

Consolidated Balance Sheets
   March 31, 2007 and 2006..............................................F - 3

Consolidated Statements of Operations for the
   Years Ended March 31, 2007 and 2006..................................F - 5

Consolidated Statement of Stockholders' Equity for the
   Years Ended March 31, 2007 and 2006..................................F - 6

Consolidated Statements of Cash Flows for the
   Years Ended March 31, 2007 and 2006..................................F - 7

Notes to Consolidated Financial Statements............................. F - 9

                                                   RH
--------------------------------------------------------------------------------

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




                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
June 26, 2007

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                    March 31,
                                                2007       2006
                                             ----------  ----------
Current Assets:
   Cash                                      $  534,871  $   60,990
   Accounts Receivable                          314,178     198,319
   Other Receivable                              23,927      23,927
   Inventory                                     72,367      23,127
   Prepaid Expenses                              10,143      41,626
                                             ----------  ----------

      Total Current Assets                      955,486     347,989
                                             ----------  ----------

Fixed Assets:
   Computer Equipment                           123,035     117,725
   Trade Show Booth & Fixtures                   10,641       8,774
   Office Equipment                             129,064      72,622
   Property held under capital leases            10,205      10,205
   Less Accumulated Depreciation               (150,899)    (115,524
                                             ----------  ----------

      Net Fixed Assets                          122,046      93,802
                                             ----------  ----------

Intangible Assets:
   Intellectual property                      2,717,755   2,717,755
   Software development                         366,040     366,040
   Less Amortization                           (788,802)   (477,091)
                                             ----------  ----------

      Net Intangible Assets                   2,294,993   2,606,704
                                             ----------  ----------

Total Assets                                 $3,372,525  $3,048,495
                                             ==========  ==========

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                    March 31,
                                                2007       2006
                                             ----------  ----------

Current Liabilities:
   Accounts payable                          $  544,796  $1,015,596
   Accrued liabilities                          598,023     623,361
   Related party payables                        24,038      84,938
   Short-term notes payable                           -      36,000
   Line of credit                                62,094           -
   Convertible promissory notes                 144,000     230,000
   Current portion of long-term debt              2,415       3,581
   Current portion of deferred income           351,698     110,008
                                             ----------  ----------

     Total Current Liabilities                1,727,064   2,103,484
                                             ----------  ----------

Long-Term Liabilities
   Lease obligation payable                           -       2,415
   Convertible promissory notes               1,900,606      45,000
   Deferred income                               84,968     119,151
                                             ----------  ----------
     Total Long-Term Liabilities              1,985,574     166,566
                                             ----------  ----------

     Total Liabilities                        3,712,638   2,270,050
                                             ----------  ----------

Stockholders' Equity:
   Common Stock, Par Value $.001
     Authorized 50,000,000 shares,
     Issued 8,292,022 shares at
     March 31, 2007 and
     Issued 8,077,226 shares
     at March 31, 2006                            8,292       8,077
   Paid-In Capital                            8,739,970   8,684,405
   Retained Deficit                          (9,088,375) (7,914,037)
                                             ----------  ----------

     Total Stockholders' Equity                (340,113)    778,445
                                             ----------  ----------

Total Liabilities and Stockholders' Equity   $3,372,525  $3,048,495
                                             ==========  ==========





The accompanying notes are an integral part of these financial statements.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                      For the years ended
                                            March 31,
                                        2007        2006
                                   ------------  ------------

Revenues                           $  2,046,319  $  1,587,900
Cost of goods sold                      316,648       336,549
                                   ------------  ------------

     Gross Profit                     1,729,671     1,251,351
                                   ------------  ------------

Expenses:
   Sales and marketing                  335,817       538,290
   Research and development             510,025       587,302
   Software consulting                1,036,612       992,125
   Professional fees                    201,512       487,142
   General and administrative           736,005       971,044
                                   ------------  ------------

     Total Expenses                   2,819,971     3,575,903
                                   ------------  ------------

Other Income (Expense)
   Interest income                          714         1,466
   Interest expense                     (84,752)     (114,187)
   Write-off of goodwill                      -    (2,134,821)
                                   ------------  ------------

     Total Other Income (Expense)       (84,038)   (2,247,542)
                                   ------------  ------------

     Net Loss                      $ (1,174,338) $ (4,572,094)
                                   ============  ============

Basic & Diluted loss per share     $      (0.14) $     (0.72)
                                   ============  ============

Weighted Average Shares               8,190,123     6,393,718
                                   ============  ============









   The accompanying notes are an integral part of these financial statements.

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE TWO YEARS ENDED MARCH 31, 2007 AND 2006


                                                 Common Stock      Paid-In     Retained
                                               Shares   Par Value  Capital      Deficit
                                              --------- --------- ----------  ------------

Balance at March 31, 2005                     4,467,938 $   4,468 $1,245,325  $ (3,341,943)

Stock issued for accrued liabilities            173,511       174    482,190             -
Stock issued for acquisition of Xbridge       2,000,000     2,000  5,298,000             -
Stock issued from exercise of stock options     100,000       100    199,900             -
Stock issued for conversion of notes payable  1,325,777      1325  1,417,932             -
Stock issued for services                         2,000         2      1,998             -
Stock issued for legal settlement                 8,000         8          -             -
Contributed capital                                   -         -     39,060             -
Net loss                                              -         -          -    (4,572,094)
                                              --------- --------- ----------  ------------

Balance at March 31, 2006                     8,077,226    8,077   8,684,405    (7,914,037)

Stock issued in connection with exercise of
   warrants for conversion of notes payable      70,803       71      32,524             -
Stock issued for conversion of notes payable     21,965       22      21,943             -
Stock issued for cash in connection with
   exercise of warrants                         122,028      122       1,098             -
Net loss                                              -        -           -    (1,174,338)
                                              --------- --------- ----------  ------------

Balance at March 31, 2007                     8,292,022 $8,292    $8,739,970  $ (9,088,375)
                                              ========= ========= ==========  ============















The accompanying notes are an integral part of these financial statements

                      CISTERA NETWORKS, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the years ended
                                                             March 31,
                                                         2007          2006
                                                     ------------  ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                             $ (1,174,338) $( 4,572,094)
Adjustments used to reconcile net loss to net cash
     provided by (used in) operating activities:
Write-off of goodwill                                           -     2,134,821
Depreciation and amortization                             347,086       318,120
Deferred income                                           207,507       125,384
Stock issued for accrued interest                          13,060        98,177
Stock issued for accrued liabilities                            -       543,004
Stock issued for services                                       -         2,000
Stock issued for legal settlement                               -             8
(Increase) Decrease in accounts receivable               (115,859)      147,467
(Increase) Decrease in inventory                          (49,240)       (5,433)
(Increase) Decrease in prepaid expenses                    31,483       (34,284)
(Increase) Decrease in Xbridge receivable                       -      (569,525)
Increase (Decrease) in accrued liabilities                (25,338)      431,342
Increase (Decrease) in accounts payable                  (470,800)      778,440
                                                     ------------  ------------
     Net Cash Used in operating activities             (1,236,439)     (602,573)
                                                     ------------  ------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash acquired from Xbridge                                      -         2,834
Purchase of equipment                                     (63,619)      (23,475)
                                                     ------------  ------------
 Net cash provided by investing activities                (63,619)      (20,641)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on capital lease                                 (3,581)        (2,961)
Sale of common stock                                       1,220        583,500
Proceeds from line of credit                              62,094              -
Cash received from convertible debt                    1,805,606         45,000
Proceeds from loans                                       16,434         56,400
Payments on loans                                       (107,834)       (36,367)
                                                     ------------  ------------
 Net Cash Provided by Financing Activities             1,773,939        645,572
                                                     ------------  ------------

Net (Decrease) Increase in cash and cash equivalents     473,881         22,358
Cash and Cash Equivalents at beginning of period          60,990         38,632
                                                     ------------  ------------
Cash and Cash Equivalents at end of period           $   534,871   $     60,990
                                                     ============  ============

                      CISTERA NETWORKS, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)

                                                        For the years ended
                                                              March 31,
                                                         2007         2006
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                           $     35,574  $     57,312
  Franchise and income taxes                         $          -  $          -

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

Revenue Recognition

         The Company's revenue is comprised of three main sources: (1) product sales, (2) professional services and (3) support and maintenance contracts. The Company recognizes revenue according to SOP 97-2 (Software Revenue Recognition) as defined by paragraphs 07-14 in SOP 97-2 and as amended by SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions). This SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software (including computer hardware and support services). Product sales revenues are recognized when a valid purchase order has been received from a client and the product has been shipped and installed at the client site. Product revenue is fixed and determinable at the time of shipment as clients are engaged with the Company in a two-tier distribution model with no refund/return rights. Professional services revenue and costs are recognized when an installation project has been completed and client sign-off received. Professional services revenue is fixed and determinable only at the time of client approval as typical client install projects involve several vendors working against shifting deadlines to install multiple solutions. Support and maintenance contracts are executed on an annual basis and the revenue from these contracts is recognized on a monthly basis as the support fees are earned.

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

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at March 31, 2007 and 2006:

                                                      March 31,
                                               2007                2006
                                        ------------------- -------------------
Computer Equipment                      $           123,035            $117,725
Trade Show Booth & Fixtures                          10,641               8,774
Office Equipment                                    129,064              72,622
Property held under capital leases                   10,205              10,205
Less accumulated depreciation                      (150,899)           (115,524)
                                        ------------------- -------------------

Total                                   $           122,046 $            93,802
                                        =================== ===================

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

         Intangible Assets consisted of the following at March 31, 2007 and 2006:

                                    March 31,
       Intangible Asset          2007           2006     Amortization Period
----------------------------- ------------ ----------- -------------------------
Intellectual Property         $  2,717,755 $ 2,717,755          10 Years
Software Development               366,040     366,040              4 Years
Less accumulated amortization     (788,802)   (477,091)
                              ------------ -----------

Total                         $  2,294,993 $ 2,606,704
                              ============ ===========

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

         Total amortization expense for the years ended March 31, 2007 and 2006 was $311,710 and $265,492, respectively.

         The estimated amortization for the next five years is as follows:

  2008                                         $  271,776
  2009                                            271,776
  2010                                            271,776
  2011                                            271,776
  2012                                            271,776
                                               ----------
  Total                                        $1,358,880
                                               ==========

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

Deferred Income

         Deferred income represents contracts for certain revenue to be received in the future and come from support and maintenance contracts as well as product sales and professional services which have been shipped and billed but not installed. Support and maintenance contracts are executed on an annual basis and the revenue from these contracts is recognized on a monthly basis as the support fees are earned.

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

NOTE 4 - INCOME TAXES

         As of March 31, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $9,089,000 that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

                                     March 31,
                                2007         2006
                            ------------  -----------
Net Operating Losses        $ 1,363,350   $ 1,187,100

Valuation Allowance
                             (1,363,350)   (1,187,100)
                            ------------  -----------
                            $          -  $         -
                            ============  ===========

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 4 - INCOME TAXES (continued)

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                    March 31,
                                                 2007      2006
                                             ---------- ------------
Provision (Benefit) at US Statutory Rate     $  176,250 $    685,814

Increase (Decrease) in Valuation Allowance
                                               (176,250)    (685,814)
                                             ---------- ------------
                                             $        -  $         -
                                             ========== ============

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

         The minimum future lease payments under this lease for the next five years are:

 April 1, 2007 - March 31, 2008                   $    92,225
 April 1, 2008 - March 31, 2009                        94,357
 April 1, 2009 - March 31, 2010                        63,852
 April 1, 2010 - March 31, 2011                             -
 April 1, 2011 - March 31, 2012                             -
                                                  -----------
 Total minimum future lease payments              $   250,434
                                                  ===========

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 - CAPITAL LEASE (continued)

         The minimum future lease payments under this capital lease for the next five years are:

  April 1, 2007 - March 31, 2008                   $    2,952
  April 1, 2008 - March 31, 2009                            -
  April 1, 2009 - March 31, 2010                            -
  April 1, 2010 - March 31, 2011                            -
  April 1, 2011 - March 31, 2012                            -
                                                   ----------
  Total minimum lease payments                          2,952
  Less: Amount representing interest                     (537)
                                                   ----------
  Present value of net minimum
     lease payment                                 $    2,415
                                                   ==========

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

         The following table sets forth the options outstanding as of March 31, 2006:

                                                                        Weighted
                                                     Option /            Average            Weighted
                                                     Warrants           Exercise             Average
                                                      Shares              Price            Fair Value
                                                 -----------------   ----------------    ----------------
Options outstanding, March 31, 2005                      1,815,000        $      1.29               $1.43
Options outstanding from Xbridge merger                    529,945               0.23                0.34
Warrants outstanding from Xbridge merger                   312,439               0.46                0.46
Warrants outstanding from Private Placement              1,146,000               1.30                1.30
Outstanding warrants from early exercise of
     Private Placement Warrants                            155,800               1.30                1.30
Granted, Exercise price more than fair value                     -                  -                   -
Granted, Exercise price less than fair value                     -                  -                   -
Expired                                                          -                  -
Exercised                                                 (411,600)              1.47                   -
                                                 -----------------
Options and warrants outstanding, March 31, 2006         3,547,584         $     1.04
                                                 =================   ================

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 13 - STOCK OPTIONS (continued)

         The following table sets forth the options outstanding as of March 31, 2007:

                                                                         Weighted
                                                      Option /            Average            Weighted
                                                      Warrants           Exercise             Average
                                                       Shares              Price            Fair Value
                                                  -----------------   ----------------    ----------------
Options and warrants outstanding, March 31, 2006          3,547,584           $1.29               $1.43
Warrants outstanding from Private Placement               1,842,690            1.00                1.00
Granted, Exercise price more than fair value                      -               -                   -
Granted, Exercise price less than fair value                      -               -                   -
Expired                                                     (51,814)              -
Exercised                                                  (192,831)           0.18                   -
                                                  -----------------
Options and warrants outstanding, March 31, 2007          5,145,629           $1.04
                                                  =================   ================

         Exercise prices for optioned shares outstanding as of March 31, 2007 ranged from $0.23 to $2.00. A summary of these options by range of exercise prices is shown as follows:

                                                                                  Weighted-           Weighted-
                                           Weighted-         Shares/               Average             Average
                          Shares /          Average          Warrants          Exercise Price        Contractual
     Exercise             Warrants         Exercise         Currently             Currently           Remaining
      Price             Outstanding          Price         Exercisable           Exercisable             Life
-------------------   -----------------  --------------  -----------------   --------------------  -----------------
$             1.10             635,000   $        1.10                  -    $              1.10       7 years
              1.30             380,000            1.30                  -                   1.30       4 years
              2.00             700,000            2.00            700,000                   2.00       10 years
               .23              81,352             .23             81,352                    .23       3 years
               .46             326,565             .46            326,565                    .46       3 years
               .46             189,822             .46            189,822                    .46       3 years
              1.30             990,200            1.30            990,200                   1.30       5 years
              1.00           1,842,690            1.00          1,842,690                   1.00       5 years

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

         The Company, and certain of its current and former officers and directors are defendants in litigation pending in Dallas, Texas, styled KINGDON
R. HUGHES VS. GREGORY T. ROYAL, CYNTHIA A. GARR, JAMES T. MILLER, JR., CHARLES STIDHAM, CNH HOLDINGS COMPANY D/B/A CISTERA NETWORKS AND XBRIDGE SOFTWARE, INC.; Cause No. DV05-0600-G; G-134th District Court, Dallas County, Texas. The plaintiff has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and XBridge in May 2003 and the acquisition of XBridge by the Company in May 2005. The parties held a mediation conference in April 2006 and have come to an understanding with respect to the principle elements of a potential settlement. We are currently in the process of negotiating definitive settlement agreements.

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

                                   CISTERA NETWORKS, INC.

Dated: August 2, 2007              By  /S/     Derek P. Downs
                                    -----------------------------------
                                                Derek P. Downs
                                                President
                                                (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 2nd day of August 2007.

Signatures                            Title

/S/     Derek P. Downs                President
------------------------------
Derek P. Downs                        (Principal Executive Officer)


/S/     Cynthia A. Garr               Interim C.F.O., Executive Vice- President
------------------------------
Cynthia A. Garr                       of Corporate Development, and Director
                                      (Principal Financial Officer)


/S/     Gregory T. Royal              Executive Vice-President/Chief Technology
------------------------------
Gregory T. Royal                      Officer and Director