Form 10QSB
period 2007-06-30
Cistera Networks, Inc.
filed 2007-08-14
CIK 821356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2007

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

               For the transition period from ________ to ________

                         Commission file number 0-17304
                                               --------

                             CISTERA NETWORKS, INC.
                        --------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                  Nevada                                   91-1944887
------------------------------------            --------------------------------
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

         At August 14, 2007, the issuer had 8,292,002 shares of its common stock outstanding.

         Transitional Small Business Disclosure Format (check one): Yes No X

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                            (Unaudited)
                                              June 30,           March 31,
                                                2007                2007
                                         ------------------- -------------------
Current Assets:
   Cash                                          $1,137,826            $534,871
   Accounts Receivable                              630,381             314,178
   Other Receivable                                  14,821              23,927
   Inventory                                        115,281              72,367
   Prepaid Expenses                                   8,575              10,143
                                         ------------------- -------------------

      Total Current Assets                        1,906,884             955,486
                                         ------------------- -------------------

Fixed Assets:
   Computer Equipment                               152,090             123,035
   Trade Show Booth & Fixtures                       10,641              10,641
   Office Equipment                                 169,788             129,064
   Property held under capital leases                10,205              10,205
   Less Accumulated Depreciation                  (163,891)           (150,899)
                                         ------------------- -------------------

      Net Fixed Assets                              178,833             122,046
                                         ------------------- -------------------

Intangible Assets:
   Intellectual property                          2,717,755           2,717,755
   Software development                             366,040             366,040
   Less Amortization                              (856,745)           (788,802)
                                         ------------------- -------------------

      Net Intangible Assets                       2,227,050           2,294,993
                                         ------------------- -------------------

Total Assets                                     $4,312,767          $3,372,525
                                         =================== ===================

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                            (Unaudited)
                                              June 30,            March 31,
                                                2007                2007
                                           ----------------- -------------------

Current Liabilities:
   Accounts payable                                $368,051            $544,796
   Accrued liabilities                              444,716             598,023
   Related party payables                            13,038              24,038
   Line of credit                                         -              62,094
   Convertible promissory notes                      94,000             144,000
   Current portion of long-term debt                  1,408               2,415
   Current portion of deferred income               592,078             351,698
                                           ----------------- -------------------

     Total Current Liabilities                    1,513,291           1,727,064
                                           ----------------- -------------------

Long-Term Liabilities
   Convertible promissory notes                   3,485,491           1,900,606
   Deferred income                                  114,912              84,968
                                           ----------------- -------------------
     Total Long-Term Liabilities                  3,600,403           1,985,574
                                           ----------------- -------------------

     Total Liabilities                            5,113,694           3,712,638
                                           ----------------- -------------------

Stockholders' Equity:
   Common Stock, Par Value $.001
     Authorized 50,000,000 shares,
     Issued 8,292,022 shares at
     June 30, 2007 and March 31, 2007                 8,292               8,292
   Paid-In Capital                                8,739,970           8,739,970
   Retained Deficit                             (9,549,189)         (9,088,375)
                                           ----------------- -------------------

     Total Stockholders' Equity                   (800,927)           (340,113)
                                           ----------------- -------------------

Total Liabilities and Stockholders' Equity       $4,312,767          $3,372,525
                                           ================= ===================






   The accompanying notes are an integral part of these financial statements.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (Unaudited)
                                           For the three months ended
                                                    June 30,
                                            2007                2006
                                     ------------------- -------------------
Revenues                                       $629,224            $494,737
Cost of goods sold                               86,302              27,974
                                     ------------------- -------------------

     Gross Profit                               542,922             466,763
                                     ------------------- -------------------

Expenses:
   Sales and marketing                          176,092              55,710
   Research and development                     129,035             128,904
   Software consulting                          300,006             267,755
   General and administrative                   250,057             277,818
                                     ------------------- -------------------

     Total Expenses                             855,190             730,187
                                     ------------------- -------------------

Other Income (Expense)
   Interest income                                9,589                  15
   Interest expense                           (158,135)            (17,434)
                                     ------------------- -------------------

     Total Other Income (Expense)             (148,546)            (17,419)
                                     ------------------- -------------------

     Net Loss                                $(460,814)          $(280,843)
                                     =================== ===================

Basic & Diluted loss per share       $           (0.06)  $           (0.03)
                                     =================== ===================

Weighted Average Shares                       8,292,022           8,077,226
                                     =================== ===================









   The accompanying notes are an integral part of these financial statements.

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                (Unaudited)
                                                          For the three months ended
                                                                   June 30,
                                                           2007                2006
                                                    ------------------- -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                    $(460,814)          $(280,843)
Adjustments used to reconcile net loss to net cash
     provided by (used in) operating activities:
Depreciation and amortization                                   80,936             112,573
Deferred income                                                270,324              29,957
Decrease in other receivable                                     9,106                   -
(Increase) Decrease in accounts receivable                   (316,203)              36,265
(Increase) in inventory                                       (42,914)               (550)
(Increase) Decrease in prepaid expenses                          1,568            (95,088)
Increase (Decrease) in accrued liabilities                   (153,307)             250,994
 (Decrease) in accounts payable                              (176,745)           (186,837)
                                                    ------------------- -------------------
     Net Cash Used in operating activities                   (788,052)           (133,529)
                                                    ------------------- -------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash acquired from Xbridge                                           -                   -
Purchase of equipment                                         (69,780)             (2,598)
                                                    ------------------- -------------------
 Net cash provided by investing activities                    (69,780)             (2,598)
                                                    ------------------- -------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on capital lease                                      (1,007)               (832)
Cash received from convertible debt                          1,584,885             154,000
                                                    ------------------- -------------------
Payments on line of credit                                    (62,094)                   -
                                                    ------------------- -------------------
Payments on loans                                             (61,000)            (12,500)
                                                    ------------------- -------------------
 Net Cash Provided by Financing Activities                   1,460,784             140,668
                                                    ------------------- -------------------

Net Increase in cash and cash equivalents                      602,955               4,541
Cash and Cash Equivalents at beginning of period               534,871              60,990
                                                    ------------------- -------------------
Cash and Cash Equivalents at end of period                  $1,137,826             $65,531
                                                    =================== ===================

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                            (Unaudited)
                                                     For the three months ended
                                                              June 30,
                                                      2007          2006
                                                    -------------- -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                 $9,798          $658
  Franchise and income taxes                                 $  -           $ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
None.

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

                       CISTERA NETWORKS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

         On March 31, 2006 the Company issued 2,000 shares of stock to a former contractor for providing project management services valued at $2,000. As part of the initial agreement with this contractor, these shares were to be issued upon the delivery of services defined by the agreement.

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

Interim Reporting

         The unaudited financial statements as of June 30, 2007, and for the three-month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results that can be expected for full years.

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

         On August 31, 2004, as part of a corporate restructuring aimed at simplifying the Company's operating structure, Corvero Networks merged into CNH Holdings and began doing business as Cistera Networks. As a continuation of this restructuring, effective May 27, 2005, the Company acquired XBridge in a merger of XBridge with a newly formed Company subsidiary. As consideration for the acquisition, we issued an aggregate of 4,150,000 shares of our common stock, net of the cancellation of 2,150,000 shares of our common stock held by XBridge at the time of the acquisition.

         On September 27, 2005, we changed our name to Cistera Networks, Inc.

Nature of Operations

         We provide IP network-based application appliances and services that add features and enhanced functionality to the telecommunications services used by large enterprises, small and mid-sized organizations, both in the commercial and public sector. Our software-based and hardware-based solutions are delivered on our open-architecture, component-based platform known as the Cistera ConvergenceServer(TM), which allows administrators to centrally manage advanced applications for IP telephony environments across large single-site and multi-site private voice/data networks. Although the origins of the solution started back in 2000, we began operations in May 2003 as a public entity under the name CNH Holdings Company.

         Our general business plan is to drive adoption of the Cistera technology--establishing the Cistera ConvergenceServer as the leading platform for advanced IP-based applications, through the strategic technology relationships with the IP Telephony equipment providers--Cisco, Nortel, Sylantro and Avaya, as well as the leading channel resellers--AT&T, Verizon, Bell Canada, Comstor, BT, etc. The

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

Company plans to extend our product and technological leadership in the IP communications industry, and to increase our market penetration by continuing to expand our sales and distribution channels and by capitalizing on new market opportunities like two-way radio interoperability mobile/wireless devices.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Cistera Networks, Inc. is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

Principles of Consolidation

         The consolidated financial statements for the quarter ended June 30, 2007 include the accounts of Cistera Networks, Inc. and its wholly-owned subsidiary XBridge Software, Inc. XBridge Software, Inc. was acquired by the Company on May 27, 2005.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant inter-company balances and transactions have been eliminated.

Use of Estimates

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

Inventory

         Inventory consists of equipment that has been shipped but not yet installed and equipment that has been returned to the Company because the customer has quit the project or there were problems with the hardware. The machines are refurbished and used for future sales. The inventory assets are recorded at cost.

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

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets that range from three to seven years. Fixed assets consisted of the following at June 30, 2007 and March 31, 2007:

                                        (Unaudited)
                                          June 30,            March 31,
                                            2007                2007
                                     ------------------- -------------------
 Computer Equipment                            $152,090            $123,035
 Trade Show Booth & Fixtures                     10,641              10,641
 Office Equipment                               169,788             129,064
 Property held under capital leases              10,205              10,205
 Less accumulated depreciation                (163,891)           (150,899)
                                     ------------------- -------------------

 Total                                         $178,833            $122,046
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

         Total depreciation expense for the three months ended June 30, 2007 and 2006 was $12,992 and $8,297, respectively.

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

         Intangible Assets consisted of the following at June 30, 2007 and March 31, 2007:

                                  (Unaudited) June 30, March
                                    31,
           Intangible Asset           2007               2007            Amortization Period
------------------------------ ------------------- ------------------ --------------------------
Intellectual Property                  $2,717,755         $2,717,755          10 Years
Software Development                      366,040            366,040           4 Years
Less accumulated amortization           (856,745)          (788,802)
                               ------------------- ------------------

Total                                  $2,227,050         $2,294,993
                               =================== ==================

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

         Total amortization expense for the three months ended June 30, 2007 and 2006 was $67,944 and $104,548, respectively.

         The estimated amortization for the next five years is as follows:

               2008                                        $271,776
               2009                                         271,776
               2010                                         271,776
               2011                                         271,776
               2012                                         271,776
                                                 -------------------
              Total                                      $1,358,880
                                                 ===================

Earnings (Loss) per Share

         Basic earnings (loss) per share has been computed by dividing the earnings for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         Diluted loss per common share for the three months ended June 30, 2007 and 2006 is not presented as it would be anti-dilutive. At June 30, 2007, the total number of potentially dilutive common stock equivalents was 10,123,893. At June 30, 2006, the total number of potentially dilutive common stock equivalents was 3,088,598.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2007  financial statements to conform with the 2008 presentation.

Deferred Income

         Deferred income represents contracts for certain revenue to be received in the future and come from support and maintenance contracts as well as product sales and professional services which have been shipped

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Stock Options

         Effective April 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to April 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123), as amended. No stock options were granted to employees during the three months ended June 30, 2007 or 2006 and accordingly, no compensation expense was recognized under APB No. 25 for the three months ended June 30, 2007 or 2006. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 3 - CONCENTRATION OF RISK

         As of June 30, 2007, the Company receives approximately 33% of its gross revenues from its top three re-sellers. This represents some decrease in concentration of business from the 38% reported for the quarter ended June 30, 2006. The loss of these re-sellers would adversely impact the business of the Company.

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

                                        March 31,
                                 2007                2006
                          ------------------- -------------------
Net Operating Losses      $    1,363,350      $    1,187,100
Valuation Allowance            (1,363,350)         (1,187,100)
                          ------------------- -------------------
                                    $      -            $      -
                          =================== ===================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                       March 31,
                                                2007                2006
                                            ---------------- -------------------
Provision (Benefit) at US Statutory Rate    $    176,250             $  685,814
Increase (Decrease) in Valuation Allowance       (176,250)           (685,814)
                                            ---------------- -------------------
                                                   $      -            $      -
                                            ================ ===================

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 5 - LEASE COMMITMENT

         The Company currently leases approximately 4,264 square feet of office space at 17304 Preston Road, Suite 975, Dallas, Texas from Memshalah Realty, a successor to CMD Realty Fund. The lease payments are approximately $7,626 per month and the lease expires November 30, 2009. This office space is used as the Corporate Headquarters.

         The minimum future lease payments under this lease for the next five years are:

           April 1, 2007 - March 31, 2008                       $   92,225
           April 1, 2008 - March 31, 2009                           94,357
           April 1, 2009 - March 31, 2010                           63,852
           April 1, 2010 - March 31, 2011                                -
           April 1, 2011 - March 31, 2012                                -
                                                            ---------------
           Total minimum future lease payments                  $250,434
                                                            ===============

NOTE 6 - CAPITAL LEASE

         On October 20, 2004, the Company entered into an agreement with Dell Financial Services to lease five laptop computers and a laser printer. The lease is for a period of thirty-six months with a payment of approximately $369 per month. The Company has an end of lease purchase option of $1.00. The Company has capitalized a total of $10,205 under capital leases for the computers and printer in the financial statements. The assets are depreciated over their related lease terms. Depreciation of assets under capital leases is included in depreciation expense for the three months ended June 30, 2007.

         The minimum future lease payments under this capital lease for the next five years are:

           April 1, 2007 - March 31, 2008                           $2,952
           April 1, 2008 - March 31, 2009
                                                                         -
           April 1, 2009 - March 31, 2010
                                                                         -
           April 1, 2010 - March 31, 2011
                                                                         -
           April 1, 2011 - March 31, 2012                                -
                                                            ---------------
           Total minimum lease payments
                                                                    2,952
           Less: Amount representing interest                      (1,544)
                                                            ---------------
           Present value of net minimum
                    lease payment                                   $1,408
                                                            ===============

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

         On March 31, 2006 the Company issued 2,000 shares of stock to a former contractor for providing project management services valued at $2,000. As part of the initial agreement with this contractor, these shares were to be issued upon the delivery of services defined by the agreement.

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


NOTE 8 - LINE OF CREDIT

         On September 21, 2006, the Company entered into a factoring agreement with Allied Capital Partners, L.P., whereby Allied Capital provides a revolving line of credit to the Company up to $750,000 that is secured by the Company's accounts receivable. At June 30, 2007, the total amount outstanding on this line of credit was $0.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 - LINE OF CREDIT (continued)

         On May 18, 2007, the Company secured a line of credit with JPMorgan Chase Bank in the amount of $50,000. The line of credit carries an interest rate of prime plus one half-point. The line of credit is secured with a deposit guarantee of $50,000.

NOTE 9 - RELATED PARTY TRANSACTIONS

         On May 31, 2004, the Company received a loan of $55,755 from one of its executive officers. The note carries an interest rate of 8% and was at December 31, 2005. At June 30, 2007, the total amount of principal and interest due on this note was $25,860.

         Effective  May  27,  2005,  we  acquired   XBridge   through  a  merger
transaction in exchange for 4,150,000 shares of our common stock (which after the cancellation of the 2,150,000 originally issued to XBridge resulted in the issuance of only 2,000,000 new shares) and the elimination of approximately $1.86 million on inter-company payables owed to XBridge. Prior to entering into the agreement governing the merger, (a) Ms. Cynthia Garr, the Company's Executive Vice President, acting Chief Financial Officer and a director, was also the President and a director of XBridge, (b), Mr. Gregory Royal, the Company's Chief Technology Officer and a director, was also a Vice President and a director of XBridge, (c) Mr. Derek Downs the Company's acting Chief Executive Officer and a director, was also a consultant to XBridge.

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

         On March 31, 2006, the Company received a loan of $6,400 from one of its executive officers. The note carries an interest rate of 8% and was due March 31, 2007. At June 30, 2007, the total amount of principal and interest due on this note was $0.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

         On June 30, 2006, the Company received a short term loan of $16,434 from one of its executive officers. At March 31, 2007, the balance of the loan was $0.

         Pursuant to an employment agreement dated January 1, 2005, the Company agreed to pay $125,000 per year to Derek Downs, an officer and director of the Company. This agreement was mutually terminated by the parties, effective March 31, 2007.

         Pursuant to an employment agreement dated January 1, 2005, the Company agreed to pay $125,000 per year to Cynthia Garr, an officer and director of the Company. This agreement was mutually terminated by the parties, effective April 1, 2006.

         Pursuant to an employment agreement dated October 1, 2004, the Company agreed to pay $130,000 per year to Gregory Royal, an officer and director of the Company. This agreement was mutually terminated by the parties, effective March 31, 2007.

NOTE 10 - ACQUISITIONS

         On May 5, 2003, the Company, Corvero Networks, Inc., a Florida corporation our wholly owned subsidiary (Corvero), and XBridge Software, Inc., a Delaware corporation, entered into a license agreement pursuant to which Corvero agreed to license from XBridge Software, Inc. all rights, title, and interest of XBridge in and to certain technologies and intellectual properties (the "XBridge Technology"). The exclusive license was worldwide in scope and had a term of twenty years, and included, but was not limited to, the right to make alternations and/or derivative works and to license, sublicense, cross-license or otherwise transfer the XBridge Technology for commercial purposes, and all rights to derivative works would be the Company's sole and exclusive property. This license did not, however, give the Company the right to transfer or resell the XBridge Technology without the consent of XBridge. CNH Holdings Company, through multiple subsequent amendments to the licensing agreement, ultimately issued an aggregate of 2,000,000 shares of its common stock to XBridge.

         On August 31, 2004, CNH Holdings Company absorbed its wholly-owned subsidiary Corvero Networks, Inc., and began operating as Cistera Networks. As of that date, all of Corvero's rights under the License Agreement dated May 5, 2003 passed to Cistera Networks, Inc.

         Effective  May  27,  2005,  we  acquired   XBridge   through  a  merger
transaction in exchange for 4,150,000 shares of our common stock (which after the cancellation of the 2,150,000 originally issued to XBridge resulted in the issuance of only 2,000,000 new shares) and the elimination of approximately $1.86 million on inter-company payables owed to XBridge. Through this acquisition, the Company acquired net assets valued at

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 10 - ACQUISITIONS (continued)

$782,245 and intellectual property valued at $2,717,755. Of this amount, $2,134,821 was allocated to goodwill and has subsequently been expensed.

NOTE 11 - CONVERTIBLE DEBT

         Effective December 13, 2004, the Company issued and sold an aggregate of $1,146,000 in principal amount of Senior Unsecured Convertible Promissory Notes (the "notes"), and issued warrants to purchase 1,146,000 shares of our common stock, par value $0.001 per share (the "warrants"). Of the $1,146,000 in notes, $1,004,000 in principal amount of notes were issued for cash, and $142,000 in principal amount of notes were issued in connection with the cancellation of an equal amount of the Company's outstanding obligations. At December 31, 2005, a number of note holders opted to convert their debt as provided in their note agreements. The total number of shares issued due to this conversion was 946,392. The amount of principal represented by these shares was $859,000. The amount of accrued interest represented by these shares was $87,392. At March 31, 2006, three note holders opted to convert their debt as provided in their note agreements. The total number of shares issued due to this conversion was 67,785. The amount of principal represented by these shares was $57,000. The amount of accrued interest represented by these shares was $10,785. These notes converted at $1.00 per share. The total amount of principal and interest due at December 13, 2006 was $196,088. At August 31, 2006, one note holder who had previously converted most of his outstanding debt opted to convert the outstanding balance. The total number of shares issued due to this conversion was 4,034. The remaining amount of principal represented by these shares was $1,000. The amount of interest earned on his original note represented by these shares was $3,034. At December 13, 2006, one note holder opted to convert their outstanding balance. There were 17,931 shares issued at $1.00 per shares to convert principal of $15,000 and accrued interest of $2,931. At December 13, 2006, two note holders opted to convert their outstanding balance to the second private placement. The total amount converted was $56,071. During the three months ended June 30, 2007, the Company paid $50,000 of principal and accrued interest of $9,770 towards these notes. At June 30, 2007, there was $94,000 of principal and $24,121 of interest due on these notes.

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

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 11 - CONVERTIBLE DEBT (continued)

         In addition, if the Company subsequently issues or sells any new securities convertible, exercisable or exchangeable into shares of our common stock ("convertible securities") in a private transaction and receives gross proceeds of at least $500,000, the notes may be converted, in whole or in part at the option of the note holders, into the convertible securities, upon the same terms and conditions governing the issuance of the convertible securities in the private transaction. The right of the note holders to convert the note into convertible securities does not apply to any convertible securities issued by the Company (a) in connection with a merger, acquisition or consolidation of the Company, (b) in connection with strategic license agreements and other partnering arrangements so long as such issuances are not for the purpose of raising capital, (c) in connection with bona fide firm underwritten public offerings of its securities, (d) pursuant to the Company's incentive and stock option plans, (e) as a result of the exercise of options or warrants or conversion of convertible notes or preferred stock which were granted or issued as of December 13, 2004.

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

         The Company issued and sold a second offering of Senior Unsecured Convertible Promissory Notes. This second offering mirrors the terms of the previous Private Placement Funding as stated above, except for the conversion of stock and interest is set at a fixed rate of $1.00 per share. The notes and accrued interest are due and payable two years from the date of the note. As of June 30, 2007, $3,485,491 had been received by the Company from this offering.

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 - STOCK OPTIONS

         As of June 30, 2007, 1,015,000 of the total stock options are not exercisable, as they are not yet approved or registered.

         The following table sets forth the options outstanding as of March 31, 2007.

                                                                      Weighted
                                                 Option /              Average            Weighted
                                                 Warrants             Exercise            Average
                                                  Shares                Price            Fair Value
                                             -----------------     ----------------    ---------------
Options and warrants outstanding,
       March 31, 2006                               2,722,584                $1.29              $1.43
Warrants outstanding from Private Placement         1,842,690                 1.00               1.00
Granted, Exercise price more than fair value                -                    -                  -
Granted, Exercise price less than fair value                -                    -                  -
Expired                                              (51,814)                    -                  -
                                             -----------------
Exercised                                           (192,831)                 0.18                  -
                                             -----------------
Options and warrants outstanding,
       March 31, 2007                             4,320,629                  $1.04
                                             =================     ================

         The following table sets forth the options outstanding as of June 30, 2007.

                                                                       Weighted
                                                  Option /              Average            Weighted
                                                  Warrants             Exercise            Average
                                                   Shares                Price            Fair Value
                                              -----------------     ----------------    ---------------
Options and warrants outstanding,
       March 31, 2007                                4,320,629                $1.04              $1.43
Warrants outstanding from Private Placement          1,653,010                 1.00               1.00
Granted, Exercise price more than fair value                 -                    -                  -
Granted, Exercise price less than fair value                 -                    -                  -
Expired                                                      -                    -                  -
                                              -----------------
Exercised                                                    -                    -                  -
                                              -----------------
Options  and warrants outstanding,
       June 30, 2007                                 5,973,639                $1.03
                                              =================     ================

                       CISTERA NETWORKS, INC.& SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 - STOCK OPTIONS (continued)

         Exercise prices for optioned shares outstanding as of June 30, 2007 ranged from $1.10 to $2.00. A summary of these options by range of exercise prices is shown as follows:

                                                                                        Weighted-             Weighted-
                                              Weighted-           Shares/                Average               Average
                           Shares /            Average            Warrants           Exercise Price          Contractual
     Exercise              Warrants           Exercise           Currently              Currently             Remaining
      Price              Outstanding            Price           Exercisable            Exercisable               Life
-------------------    -----------------    --------------    -----------------    --------------------    -----------------
$          1.10                  85,000     $        1.10                    -     $             1.10          7 years
              1.30              105,000              1.30                    -                    1.30         4 years
              2.00              700,000              2.00              700,000                    2.00         10 years
               .23               81,352               .23               81,352                     .23         3 years
               .46              325,565               .46              325,565                     .46         3 years
               .46              189,822               .46              189,822                     .46         3 years
              1.30              990,200              1.30              990,200                    1.30         5 years
              1.00            1,842,690              1.00            1,842,690                    1.00         5 years
              1.00            1,653,010              1.00            1,653,010                    1.00         5 years

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

NOTE 14 - UNCERTAIN TAX POSITIONS

         Effective April 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company's condensed consolidated financial position and results of operations. At April 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

         Interest costs related to unrecognized tax benefits are classified as "Interest expense, net" in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of "Selling, general and administrative expenses". The Company recognized $0 of interest expense related to unrecognized tax benefits for the quarter ended June 30, 2007. In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of April 1, 2007:

                  United States (a)         2003 - Present

                  (a) Includes federal as well as state or similar local jurisdictions, as applicable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes that appear in this filing. In addition to historical consolidated financial information, the following discussion contains forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934.

FORWARD LOOKING STATEMENTS:
Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-QSB are forward-looking statements. Words such as "expects", "believes", "anticipates", "may", "intends", "projects", "estimates" and similar expressions are intended to identify forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will be achieved or accomplished. However, forward-looking are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, limited operating history, historical operating losses and the uncertainty of the Company's profitability in the future, the need to raise additional capital to sustain operations and implement its future business plan, and other factors that may be beyond the Company's control. These factors include changes in regulations or legislation, adverse determination with respect to litigation or other claims, ability to recruit and retain employees, availability of mortgage note portfolios at acceptable prices, and increases in operating costs. Factors that could cause or contribute to these differences have been included throughout the public filings from the Company. The Company has no obligation to publicly update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

OVERVIEW

We provide IP network-based application appliances and services that add features and enhanced functionality to the telecommunications services used by large enterprises, small and mid-sized organizations, both in the commercial and public sector. Our software- and hardware-based solutions are delivered on our open-architecture, component-based platform known as the Cistera ConvergenceServer, which allows administrators to centrally manage advanced applications for IP telephony environments across large single-site and multi-site private voice/data networks. Because our solutions improve productivity and efficiencies for customers using IP telephony systems, we believe that our convergence solutions complement the efforts of IP telephony solution providers to increase the overall return on investment and value contribution associated with IP telephony systems. This has allowed us to establish cooperative relationships with IP telephony solution providers, as well as large value added resellers (VARs) and systems integrators (SIs) focused on delivering IP telephony systems and services.

Currently, we offer new customers a robust IP-based applications platform pre-loaded with a variety of packaged applications (we refer to them as application engines). We market our software and hardware solutions through a VAR channel, and in some cases directly to Fortune 500 customers. To foster growth scalability, our VAR channel is being trained to deliver professional services for standard installations, which we believe will allow us to focus on advanced professional services for complex installations.

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

QUARTER SUMMARY
While the Company's reported revenues were insufficient to support operations and it reported a net loss of $460,814 in this period, the actual cash flow for the period enabled the Company to support operations with a draw of $310,000 from the funds raised to date. Operations were supported with financing obtained from a second private placement that closed in April 2007.

Sales and marketing costs for this quarter totaled $176,092 and represented 27.9 percent of revenues, as compared to $55,710 and 11.3 percent for the same quarter last year. On an annual basis, we expect marketing and sales costs to continue to track higher and will represent a substantial portion of total revenues in the future as we seek to add and manage more customers, increase sales and marketing programs to enable our VAR channel, build brand awareness and increase the number of web-based seminars and sponsored events. As the Company develops support for additional platforms, we anticipate that the Company will increase visibility through participation in future industry events. While we also anticipate that the Company will continue to leverage some of the marketing programs funded by large technology and VAR partners, the Company's participation will be reflected in increased sales and marketing costs.

The Company's sales continue to show diversification across industries. Sales for the quarter ended June 30, 2007 were distributed among six primary vertical markets in the following percentages: financial services 35.2%, healthcare 5.9%, government 15.6%, education 15.9%, manufacturing 8.4%, management and retail 18.8%. The Company has continued to reduce dependency on any single reseller as it has continued to expand its VAR relationships.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated statements of financial operations, in their entirety.

OVERVIEW OF RESULTS OF OPERATIONS FOR FIRST QUARTER FISCAL 2008, ENDED JUNE 30, 2007

The Company recognized $629,224 in revenue for the quarter, a 22% increase over the previous quarter of $516,000, and a 27% increase over the same period last year of $495,000. The Company received over $1 million dollars in orders for the quarter, booking (shipping the system(s) and invoicing the customer) revenues for the quarter of $925,000. The Company only "recognized" revenues of $629,244 for the quarter, because we only recognize revenue from projects that have been fully implemented. Revenues for a number of the projects that were near full completion at the end of the quarter have not yet been recognized.

With the recent capital infusion from a private placement of convertible notes and warrants to purchase common stock, the Company added a number of resources in the sales, pre-sales and channel management roles as well as in engineering. These new resources are dedicated to further enabling the VAR channel to market, sell and deliver the Company's solutions. During the quarter, the Company initiated efforts to review current channel partner performance and establish a scorecard system for each reseller partner. This will allow the Company to better determine the allocation of resources to partner sales and marketing efforts. The plan also includes coordinated sales and technical training, demonstration kit development, and joint marketing programs.

Gross profit during the quarter was $542,922, or 86% of revenues. Gross profit for the previous quarter was $391,000 or 78% of revenues, and for the same period in fiscal year 2007, it was $467,000 or 94% of revenues.

The Company's software revenue results in higher margins than hardware revenue. Because a substantial portion of the Company's revenues are derived from software sales, our gross margins are positively impacted. For this quarter, margins were higher than the previous year, in part due to the establishment of a new supplier relationship with better pricing on computer equipment as well as the introduction of new products with greater margins.

Management expects that as sales continue to ramp up, margins will remain above 75 percent.

As expected, the Company's revenues were insufficient to support operations and the Company sustained a net loss in this period.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Company had cash, cash equivalents and short-term marketable securities of $1,137,826, as compared to $534,871 at March 31, 2007. At June 30, 2007, the Company had accounts receivable of $630,381, as compared to $314,178 at March 31, 2007, and deferred revenue of $706,990 at June 30, 2007, as compared to $436,666 at March 31, 2007.

From the start of operations in May 2003 through the end of the current quarter, operations have been funded primarily through sales, financing obtained from private investors, and from two private placements.

The Company does not have any special purpose entities, and other than operating leases for office space and computer equipment, which are described below, the Company does not engage in off-balance sheet financing arrangements. The Company does have a bank line of credit with Chase bank for $50,000 and has a funding agreement with Allied Capital Group whereby Allied Capital will provide a revolving credit line secured by Accounts Receivable. Last quarter the revolving credit line under the Allied Capital agreement was increased to $750,000. These agreements, although not heavily used, enable the Company to smooth its cash-flow cycles and to expand its capability to fund manufacturing credit requirements.

Future capital requirements will depend on many factors including: rate of revenue growth; the expansion of marketing and sales activities; the timing and extent of spending to support product development efforts and expansion into new territories; the timing of introductions of new services and enhancements to existing services; and the continuing market acceptance of the Company's products and services. To the extent that existing cash and securities and cash from operations are insufficient to fund future activities, the Company will need to raise additional funds through public or private equity or debt financing. Although the Company is currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, the Company may enter into these types of arrangements in the future, which could also require additional equity or debt financing. Additional funds, however, may not be available on terms favorable to the Company or at all.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the reporting period, June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness and design and operation of the disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Effective April 5, 2007, the Company issued and sold an aggregate of $3,625,754.00 in principal amount of Senior Unsecured Convertible Promissory Notes, and issued warrants to purchase 3,625,754 shares of our common stock, par value $0.001 per share. Of the $3,625,754.00 in Notes, $2,815,000.00 in principal amount of Notes were issued for cash, and $810,754 in principal amount of Notes were issued in connection with the cancellation of an equal amount of the Company's outstanding obligations. The warrants have a term of five years and are exercisable at an exercise price of $1.00 per share. Subject to an effective registration statement covering the resale of the shares of common stock issuable upon exercise of the warrants, the Company may, upon thirty days prior written notice, redeem 1,815,000 warrants for $0.10 per share, in whole or in part, if our common stock closes with a bid price of at least $3.50 for any ten (10) out of fifteen (15) consecutive trading days. An additional 1,000,000 warrants may be redeemed under the same terms if the above conditions are met plus the daily volume for the 20 consecutive trading days preceding the notice of redemption on the OTCBB or the principal exchange where the common stock is traded is in excess of 100,000 shares. The structure of the note purchase agreement and the issuance of the convertible notes and warrants were determined through arm-length negotiations between us and the other parties involved and no material relationship existed between us and the other parties at that time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS

(a) EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         Exhibit No.       Exhibit

         4.1 Form of Convertible Note Purchase Agreement dated as of December 13, 2004 (Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 2004)

         4.2 Form of Senior Unsecured Convertible Note (Incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 2004)

         4.3 Form of Warrant (Incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 2004)

         4.4 Registration Rights Agreement dated as of December 13, 2004 (Incorporated by reference from Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 2004)

         4.5 Form of Convertible Note Purchase Agreement dated as of April 5, 2007 (Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on April 12, 2007)

         4.6 Form of Senior Unsecured Convertible Note (Incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on April 12, 2007)

         4.7 Form of Warrant (Incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Commission on April 12, 2007)

         4.8 Registration Rights Agreement dated as of April 7, 2005 (Incorporated by reference from Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the Commission on April 12, 2007

         6.1 License Agreement (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004)

         10.1 Employment Agreement by and between Derek Downs and Cistera Networks, Inc. dated as of January 1, 2005 (Incorporated by reference from Exhibit 10.1 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 23,
                  2007)

         10.2 Employment Agreement by and between Cynthia Garr and Cistera Networks, Inc. dated as of January 1, 2005 (Incorporated by reference from Exhibit 10.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 23,
                  2007)

         10.3 Employment Agreement between Gregory Royal and Cistera Networks Canada, Inc. dated as of October 1, 2004(Incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 23,
                  2007)

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CISTERA NETWORKS, INC.


Date: August 14, 2007            /s/    Derek P. Downs
---------------------            -----------------------------------
                                 Derek P. Downs
                                 President
                                 (Principal Executive Officer)

                                 /s/    Cynthia A. Garr
                                 -----------------------------------
                                 Cynthia A. Garr
                                 Chief Financial Officer,
                                 Executive Vice-President of
                                 Corporate Development, and Director
                                 (Principal Financial Officer)