Form 10QSB
period 2007-09-30
Cistera Networks, Inc.
filed 2007-11-19
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________
     Commission file number               0-17304

           CISTERA NETWORKS, INC.
(Exact name of small business issuer as
specified in its charter)

Nevada	91-1944887
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17304 Preston Road, Suite 975, Dallas, TX 75252
(Address of principal executive offices)

(972) 381-4699
Issuer's telephone number

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X    No ___

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes __   No X

At November 19, the issuer had 8,292,002 shares of its common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes __   No X

PART I

Item 1.  Financial Statements

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(As Amended)
	September 30,	March 31,
	2007	2007
Current Assets:
Cash	$842,566	$534,871
Accounts Receivable	591,020	314,178
Other Receivable	19,387	23,927
Inventory	93,590	75,743
Prepaid Expenses	11,022	10,143

Total Current Assets	1,557,585	958,862

Fixed Assets:
Computer Equipment	183,680	123,035
Trade Show Booth & Fixtures	14,390	10,641
Office Equipment	187,737	129,064
Property held under capital leases	10,205	10,205
Less Accumulated Depreciation	(179,885)	(150,899)

Net Fixed Assets	216,127	122,046

Intangible Assets:
Intellectual property	2,717,755	2,717,755
Software development	366,040	366,040
Less Amortization	(924,689)	(788,802)

Net Intangible Assets	2,159,106	2,294,993

Total Assets	$3,932,818	$3,375,901

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(continued)

	(Unaudited)	(As Amended)
	September 30,	March 31,
	2007	2007

Current Liabilities:
Accounts payable	$288,494	$544,796
Accrued liabilities	656,306	598,023
Related party payables	4,038	24,038
Line of credit	-	62,094
Convertible promissory notes	89,785	144,000
Current portion of long-term debt	352	2,415
Current portion of deferred income	737,186	465,179

Total Current Liabilities	1,776,161	1,840,545

Long-Term Liabilities
Convertible promissory notes	3,485,491	1,900,606
Deferred income	130,689	84,968
Total Long-Term Liabilities	3,616,180	1,985,574

Total Liabilities	5,392,341	3,826,119

Stockholders’ Equity:
Common Stock, Par Value $.001
Authorized 50,000,000 shares,
Issued 8,292,022 shares at September 30, 2007 and
March 31, 2007	8,292	8,292
Paid-In Capital	8,739,970	8,739,970
Retained Deficit	(10,207,785)	(9,198,480)

Total Stockholders’ Equity(Deficit)	(1,459,523)	(450,218)

Total Liabilities and Stockholders’ Equity	$3,932,818	$3,375,901

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC.& SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the three months ended
	September 30,
	2007	2006

Revenues	$893,782	$399,880
Cost of goods sold	(192,271)	(65,280)

Gross Profit	701,511	334,600

Expenses:
Sales and marketing	172,610	42,726
Research and development	179,441	119,746
Software consulting	377,871	188,997
General and administrative	338,876	200,625

Total Expenses	1,068,798	552,094

Other Income (Expense)
Interest income	8,534	36
Interest expense	(186,947)	(12,404)

Total Other Income (Expense)	(178,413)	(12,368)

Net Loss	$(545,700)	$(229,862)

Basic & Diluted loss per share	$(0.07)	$(0.03)

Weighted Average Shares	8,292,022	8,149,388

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC.& SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the six months ended
	September 30,
	2007	2006

Revenues	$1,573,569	$894,617
Cost of goods sold	(331,926)	(93,254)

Gross Profit	1,241,643	801,363

Expenses:
Sales and marketing	348,702	98,436
Research and development	308,476	248,650
Software consulting	677,877	456,752
General and administrative	588,933	478,443

Total Expenses	1,923,988	1,282,281

Other Income (Expense)
Interest income	18,123	51
Interest expense	(345,083)	(29,838)

Total Other Income (Expense)	(326,960)	(29,787)

Net Loss	$(1,009,305)	$(510,705)

Basic & Diluted loss per share	$(0.12)	$(0.06)

Weighted Average Shares	8,292,022	8,113,504

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the six months ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(1,009,305)	$(510,705)
Adjustments used to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	164,873	191,688
Deferred income	317,728	34,220
Decrease in other receivable	4,540	-
(Increase) Decrease in accounts receivable	(276,842)	83,041
(Increase) in inventory	(17,847)	(550)
(Increase) Decrease in prepaid expenses	(879)	31,633
Increase in accrued liabilities	58,283	189,464
(Decrease) in accounts payable	(256,302)	(222,524)
Net Cash Used in operating activities	(1,015,751)	(203,733)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of equipment	(123,067)	(3,563)
Net cash Used in investing activities	(123,067)	(3,563)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on capital lease	(2,063)	(1,705)
Cash received from convertible debt	1,584,885	215,000
Proceeds from loans	-	17,565
Payments on line of credit	(62,094)	-
Payments on loans	(74,215)	(25,000)
Net Cash Provided by Financing Activities	1,446,513	205,860

Net Increase in cash and cash equivalents	307,695	(1,436)
Cash and Cash Equivalents at beginning of period	534,871	60,990
Cash and Cash Equivalents at end of period	$842,566	$59,554

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	(Unaudited)
	For the six months ended
	September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$9,910	$7,784
Franchise and income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

None.

On April 29, 2005, the Company issued 173,511 shares of common stock for accrued liabilities of $482,364.

On May 27, 2005, the Company issued 4,150,000 shares of common stock to the shareholders of XBridge Software, Inc. and cancelled 2,150,000 shares then held by XBridge, in connection with the Company’s merger with XBridge Software, Inc.  In the merger, the Company acquired all of the assets and liabilities of XBridge Software, valued at a net of $782,245, and intellectual property valued at $2,717,755.  Goodwill of $2,134,821 was also acquired and subsequently expensed.

On June 24, 2005, the Company issued 100,000 shares of common stock from the exercise of outstanding stock options at $2 per share.

Effective September 21, 2005, the Company’s authorized shares were increased from 10 million shares to 50 million shares.

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

Interim Reporting

The unaudited financial statements as of September 30, 2007, and for the three and six month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months.  Operating results for interim periods are not necessarily indicative of the results that can be expected for full years.

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

On August 31, 2004, as part of a corporate restructuring aimed at simplifying the Company’s operating structure, Corvero Networks merged into CNH Holdings and began doing business as Cistera Networks.  As a continuation of this restructuring, effective May 27, 2005, the Company acquired XBridge in a merger of XBridge with a newly formed Company subsidiary.  As consideration for the acquisition, we issued an aggregate of 4,150,000 shares of our common stock, net of the cancellation of 2,150,000 shares of our common stock held by XBridge at the time of the acquisition.

On September 27, 2005, we changed our name to Cistera Networks, Inc.

Nature of Operations

We provide IP network-based application appliances and services that add features and enhanced functionality to the telecommunications services used by large enterprises, small and mid-sized organizations, both in the commercial and public sector.  Our software-based and hardware-based solutions are delivered on our open-architecture, component-based platform known as the Cistera ConvergenceServer™, which allows administrators to centrally manage advanced applications for IP telephony environments across large single-site and multi-site private voice/data networks.  Although the origins of the solution started back in 2000, we began operations in May 2003 as a public entity under the name CNH Holdings Company.

Our general business plan is to drive adoption of the Cistera technology--establishing the Cistera ConvergenceServer as the leading platform for advanced IP-based applications, through the strategic technology relationships with the IP Telephony equipment providers—Cisco, Nortel, Sylantro and Avaya, as well as the leading channel resellers—AT&T, Verizon, Bell Canada, Comstor, BT, etc.  The

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

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

Principles of Consolidation

The consolidated financial statements for the quarter ended September 30, 2007 include the accounts of Cistera Networks, Inc. and its wholly-owned subsidiary XBridge Software, Inc.  XBridge Software, Inc. was acquired by the Company on May 27, 2005.

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

Revenue Recognition

In an effort to establish an accounting policy that provides shareholders with the most accurate representation of the company's performance, the company has instituted a new policy that only declares revenue from software, hardware and services once fully installed and implemented. This method of revenue reporting will not reflect all orders received and shipped during the reporting period, but only those orders received, shipped and completely installed within the reporting period.  Prior to the adoption of this policy, the Company recognized revenues when orders for our products and solutions were received and shipped.

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

Depreciation and Amortization

Fixed assets are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets that range from three to seven years.  Fixed assets consisted of the following at September 30, 2007 and March 31, 2007:

	(Unaudited)
	September 30,	March 31,
	2007	2007
Computer Equipment	$183,680	$123,035
Trade Show Booth & Fixtures	14,390	10,641
Office Equipment	187,737	129,064
Property held under capital leases	10,205	10,205
Less accumulated depreciation	(179,885)	(150,899)

Total	$216,127	$122,046

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

Total depreciation expense for the six months ended September 30, 2007 and 2006 was $28,986 and $15,865, respectively.

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

Intangible Assets consisted of the following at September 30, 2007 and March 31, 2007:

	(Unaudited)
	September 30,	March 31,
Intangible Asset	2007	2007	Amortization Period
Intellectual Property	$2,717,755	$2,717,755	10 Years
Software Development	366,040	366,040	4 Years
Less accumulated amortization	(924,689)	(788,802)

Total	$2,159,106	$2,294,993

Software development costs include all development costs incurred after the Company’s software became “technologically feasible”.  Prior to the software reaching that stage, all development costs were expensed as incurred.  Once the software was developed to the point of being ready for sale, the Company began amortizing the costs over the term of the license agreement it entered into which was four years.  The software development costs were acquired in the acquisition of XBridge Software, Inc.

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

Total amortization expense for the six months ended September 30, 2007 and 2006 was $135,887 and $175,823, respectively.

The estimated amortization for the next five years is as follows:

2008	$271,776
2009	271,776
2010	271,776
2011	271,776
2012	271,776
Total	$1,358,880

Earnings (Loss) per Share

Basic earnings (loss) per share has been computed by dividing the earnings for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

Diluted loss per common share for the six months ended September 30, 2007 and 2006 is not presented as it would be anti-dilutive.  At September 30, 2007, the total number of potentially dilutive common stock equivalents was 10,246,963.  At September 30, 2006, the total number of potentially dilutive common stock equivalents was 3,299,011.

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

Stock Options

Effective April 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to April 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.  No stock options were granted to employees during the six months ended September 30, 2007 or 2006 and accordingly, no compensation expense was recognized under APB No. 25 for the six months ended September 30, 2007 or 2006. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 3 - CONCENTRATION OF RISK

As of September 30, 2007, the Company receives approximately 35% of its gross revenues from its top three re-sellers.  This represents some increase in concentration of business from the 33% reported for the quarter ended September 30, 2006.  The loss of these re-sellers would adversely impact the business of the Company.

NOTE 4 - INCOME TAXES

As of March 31, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $6,935,000 that may be offset against future taxable income through 2027.  Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

	March 31,
	2007	2006
Net Operating Losses	$2,357,900	$1,912,500
Valuation Allowance	(2,357,900)	(1,912,500)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	March 31,
	2007	2006
Provision (Benefit) at US Statutory Rate	$445,400	$868,576
Increase (Decrease) in Valuation Allowance	(445,400)	(868,576)
	$-	$-

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

The minimum future lease payments under this lease for the next five years are:

October 1, 2007 - March 31, 2008	$69,347
April 1, 2008 - March 31, 2009	94,357
April 1, 2009 - March 31, 2010	63,852
April 1, 2010 - March 31, 2011	-
April 1, 2011 - March 31, 2012	-
Total minimum future lease payments	$227,556

NOTE 6 - CAPITAL LEASE

On October 20, 2004, the Company entered into an agreement with Dell Financial Services to lease five laptop computers and a laser printer.  The lease is for a period of thirty-six months with a payment of approximately $369 per month.  The Company has an end of lease purchase option of $1.00.  The Company has capitalized a total of $10,205 under capital leases for the computers and printer in the financial statements.  The assets are depreciated over their related lease terms.  Depreciation of assets under capital leases is included in depreciation expense for the three months ended September 30, 2007.

The minimum future lease payments under this capital lease for the next five years are:

April 1, 2007 - March 31, 2008	$738
April 1, 2008 - March 31, 2009	-
April 1, 2009 - March 31, 2010	-
April 1, 2010 - March 31, 2011	-
April 1, 2011 - March 31, 2012	-
Total minimum lease payments	738
Less: Amount representing interest	(386)
Present value of net minimum
lease payment	$352

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 7 - COMMON STOCK

On April 29, 2005, the Company issued 173,511 shares of common stock for accrued liabilities of $482,364.

On May 27, 2005, the Company issued 4,150,000 shares of common stock to the shareholders of XBridge Software, Inc. and cancelled 2,150,000 shares then held by XBridge, in connection with the Company’s merger with XBridge Software, Inc.  In the merger, the Company acquired all of the assets and liabilities of XBridge Software, valued at a net of $782,245, and intellectual property valued at $2,717,755.  Goodwill of $2,134,821 was also acquired and subsequently expensed.

On June 24, 2005, the Company issued 100,000 shares of common stock from the exercise of outstanding stock options at $2 per share.

Effective September 21, 2005, the Company’s authorized shares were increased from 10 million shares to 50 million shares.

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

NOTE 8 - LINE OF CREDIT

On September 21, 2006, the Company entered into a factoring agreement with Allied Capital Partners, L.P., whereby Allied Capital provides a revolving line of credit to the Company up to $750,000 that is secured by the Company’s accounts receivable.  At September 30, 2007, the total amount outstanding on this line of credit was $0.

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 8 – LINE OF CREDIT (continued)

On May 18, 2007, the Company secured a line of credit with JPMorgan Chase Bank in the amount of $50,000.  The line of credit carries an interest rate of prime plus one half-point.  The line of credit is secured with a deposit guarantee of $50,000.  At September 30, 2007, the total amount outstanding on this line of credit was $0.

NOTE 9 - RELATED PARTY TRANSACTIONS

On May 31, 2004, the Company received a loan of $55,755 from one of its executive officers.  The note carries an interest rate of 8% and was at December 31, 2005.  At September 30, 2007, the total amount of principal and interest due on this note was $16,622.

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

At the time of the merger, Ms. Garr owned 451,000 shares of XBridge common stock and held options to purchase another 15,426 shares, and Mr. Royal owned 375,000 shares of XBridge common stock and held options to purchase another 100,000 shares.  At an exchange ratio of 2.71174 shares of our common stock for each share of XBridge stock outstanding, post merger, (1) Ms. Garr owned 1,222,997 shares of our common stock and held options to purchase another 41,831 shares; (2) Mr. Royal owned 1,016,904 shares of our common stock and held options to purchase an additional 271,174 shares.  Ms. Garr's options expire April 1, 2009, and Mr. Royal’s options expire May 3, 2009. With regard to these stock options and all other outstanding options to purchase XBridge shares at the time, the original provisions for the XBridge stock options were applied in a carry-forward manner to the options to purchase shares of our stock.

On March 31, 2006, the Company received a loan of $6,400 from one of its executive officers.  The note carries an interest rate of 8% and was due March 31, 2007.  At September 30, 2007, the total amount of principal and interest due on this note was $0.

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

On June 30, 2006, the Company received a short term loan of $16,434 from one of its executive officers.  At September 30, 2007, the balance of the loan was $0.

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

NOTE 10 - ACQUISITIONS

On May 5, 2003, the Company, Corvero Networks, Inc., a Florida corporation our wholly owned subsidiary (Corvero), and XBridge Software, Inc., a Delaware corporation, entered into a license agreement pursuant to which Corvero agreed to license from XBridge Software, Inc. all rights, title, and interest of XBridge in and to certain technologies and intellectual properties (the “XBridge Technology”).  The exclusive license was worldwide in scope and had a term of twenty years, and included, but was not limited to, the right to make alternations and/or derivative works and to license, sublicense, cross-license or otherwise transfer the XBridge Technology for commercial purposes, and all rights to derivative works would be the Company’s sole and exclusive property.  This license did not, however, give the Company the right to transfer or resell the XBridge Technology without the consent of XBridge.  CNH Holdings Company, through multiple subsequent amendments to the licensing agreement, ultimately issued an aggregate of 2,000,000 shares of its common stock to XBridge.

On August 31, 2004, CNH Holdings Company absorbed its wholly-owned subsidiary Corvero Networks, Inc., and began operating as Cistera Networks.  As of that date, all of Corvero's rights under the License Agreement dated May 5, 2003 passed to Cistera Networks, Inc.

Effective May 27, 2005, we acquired XBridge through a merger transaction in exchange for 4,150,000 shares of our common stock (which after the cancellation of the 2,150,000 originally issued to XBridge resulted in the issuance of only 2,000,000 new shares) and the elimination of approximately $1.86 million on inter-company payables owed to XBridge. Through this acquisition, the Company acquired net assets valued at

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 10 – ACQUISITIONS (continued)

$782,245 and intellectual property valued at $2,717,755.  Of this amount, $2,134,821 was allocated to goodwill and has subsequently been expensed.

NOTE 11 - CONVERTIBLE DEBT

Effective December 13, 2004, the Company issued and sold an aggregate of $1,146,000 in principal amount of Senior Unsecured Convertible Promissory Notes (the “notes”), and issued  warrants to purchase 1,146,000 shares of our common stock, par value $0.001 per share (the “warrants”).  Of the $1,146,000 in notes, $1,004,000 in principal amount of notes were issued for cash, and $142,000 in principal amount of notes were issued in connection with the cancellation of an equal amount of the Company’s outstanding obligations.  At December 31, 2005, a number of note holders opted to convert their debt as provided in their note agreements.  The total number of shares issued due to this conversion was 946,392.  The amount of principal represented by these shares was $859,000.  The amount of accrued interest represented by these shares was $87,392.  At March 31, 2006, three note holders opted to convert their debt as provided in their note agreements.  The total number of shares issued due to this conversion was 67,785.  The amount of principal represented by these shares was $57,000.  The amount of accrued interest represented by these shares was $10,785.  These notes converted at $1.00 per share.  The total amount of principal and interest due at December 13, 2006 was $196,088.  At August 31, 2006, one note holder who had previously converted most of his outstanding debt opted to convert the outstanding balance.  The total number of shares issued due to this conversion was 4,034.  The remaining amount of principal represented by these shares was $1,000.  The amount of interest earned on his original note represented by these shares was $3,034.  At December 13, 2006, one note holder opted to convert their outstanding balance.  There were 17,931 shares issued at $1.00 per shares to convert principal of $15,000 and accrued interest of $2,931.  At December 13, 2006, two note holders opted to convert their outstanding balance to the second private placement.  The total amount converted was $56,071.  During the six months ended September 30, 2007, the Company paid $54,215 of principal and accrued interest of $9,770 towards these notes.  At September 30, 2007, there was $89,785 of principal and $24,711 of interest due on these notes.

The notes bear interest at the rate of 8% per annum, compounded quarterly on each March 31, June 30, September 30 and December 31 that the notes are outstanding (each, an interest compounding date).  The outstanding principal on the notes and all accrued interest become due and payable on the earlier of (a) December 9, 2006, or (b) the date on which a change in control of the Company occurs.

The outstanding principal and accrued interest on the notes are convertible into shares of common stock at a conversion rate equal to the lesser of (a) $1.30 per share, or (b) a 25% discount to the average closing bid price of the Company’s common stock for the five days including and immediately preceding the interest compounding date, provided that in no event shall the conversion price per share be less than $1.00 per share.  The notes may be converted, in whole or in part, at the option of the note holder on any interest compounding date occurring after the effective date of a registration statement covering the resale of shares of common stock to be issued upon conversion of the notes.

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 11 - CONVERTIBLE DEBT (continued)

In addition, if the Company subsequently issues or sells any new securities convertible, exercisable or exchangeable into shares of our common stock (“convertible securities”) in a private transaction and receives gross proceeds of at least $500,000, the notes may be converted, in whole or in part at the option of the note holders, into the convertible securities, upon the same terms and conditions governing the issuance of the convertible securities in the private transaction.  The right of the note holders to convert the note into convertible securities does not apply to any convertible securities issued by the Company (a) in connection with a merger, acquisition or consolidation of the Company, (b) in connection with strategic license agreements and other partnering arrangements so long as such issuances are not for the purpose of raising capital, (c) in connection with bona fide firm underwritten public offerings of its securities, (d) pursuant to the Company’s incentive and stock option plans, (e) as a result of the exercise of options or warrants or conversion of convertible notes or preferred stock which were granted or issued as of December 13, 2004.

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

The Company issued and sold a second offering of Senior Unsecured Convertible Promissory Notes.  This second offering mirrors the terms of the previous Private Placement Funding as stated above, except for the conversion of stock and interest is set at a fixed rate of $1.00 per share.  The notes and accrued interest are due and payable two years from the date of the note.  As of September 30, 2007, $3,485,491 had been received by the Company from this offering.

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 12 - STOCK OPTIONS

As of September 30, 2007, 1,015,000 of the total stock options are not exercisable, as they are not yet approved or registered.

The following table sets forth the options outstanding as of March 31, 2007.

		Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value
Options and warrants outstanding,
March 31, 2006	2,722,584	$1.29	$1.43
Warrants outstanding from Private Placement	1,842,690	1.00	1.00
Granted, Exercise price more than fair value	-	-	-
Granted, Exercise price less than fair value	-	-	-
Expired	(51,814)	-	-
Exercised	(192,831)	0.18	-
Options and warrants outstanding,
March 31, 2007	4,320,629	$1.04

The following table sets forth the options outstanding as of September 30, 2007.

Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value
Options and warrants outstanding,
March 31, 2007	4,320,629	$1.04	$1.43
Warrants outstanding from Private Placement	1,653,010	1.00	1.00
Granted, Exercise price more than fair value	-	-	-
Granted, Exercise price less than fair value	-	-	-
Expired	-	-	-
Exercised	-	-	-
Options and warrants outstanding,
September 30, 2007	5,973,639	$1.03

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 12 - STOCK OPTIONS

Exercise prices for optioned shares outstanding as of September 30, 2007 ranged from $1.10 to $2.00. A summary of these options by range of exercise prices is shown as follows:

				Weighted-	Weighted-
		Weighted-	Shares/	Average	Average
	Shares /	Average	Warrants	Exercise Price	Contractual
Exercise	Warrants	Exercise	Currently	Currently	Remaining
Price	Outstanding	Price	Exercisable	Exercisable	Life

$ 1.10	85,000	$ 1.10	63,750	$ 1.10	2 years
1.30	105,000	1.30	78,750	1.30	2 years
2.00	700,000	2.00	700,000	2.00	1 years
.23	81,352.23		81,352.23		5 years
.46	325,565.46		325,565.46		2 years
.46	189,822.46		189,822.46		2 years
1.30	990,200	1.30	990,200	1.30	2 years
1.00	1,842,690	1.00	1,842,690	1.00	5 years
1.00	1,653,010	1.00	1,653,010	1.00	5 years

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

NOTE 14 – UNCERTAIN TAX POSITIONS

Effective April 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At April 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the quarter ended September 30, 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of April 1, 2007:

United States (a)	2003 – Present

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

Forward Looking Statements:
Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts.  Certain statements in this Form 10-QSB are forward-looking statements. Words such as “expects”, “believes”, “anticipates”, “may”, “intends”, “projects”, “estimates” and similar expressions are intended to identify forward-looking statements.  The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will be achieved or accomplished.  However, forward-looking are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Such risks and uncertainties include, but are not limited to, limited operating history, historical operating losses and the uncertainty of the Company’s profitability in the future, the need to raise additional capital to sustain operations and implement its future business plan, and other factors that may be beyond the Company’s control  These factors include changes in regulations or legislation, adverse determination with respect to litigation or other claims, ability to recruit and retain employees, and increases in operating costs.  Factors that could cause or contribute to these differences have been included throughout the public filings from the Company.  The Company has no obligation to publicly update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

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

Currently, we offer customers a robust IP-based applications platform pre-loaded with a variety of packaged applications (we refer to them as application engines).  We market our software and hardware solutions through a VAR channel, and in some cases directly to Fortune 500 customers.  To ensure growth scalability, our VAR channel is being trained to deliver professional services for standard installations, which we believe will allow us to focus on advanced professional services for complex installations.

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

During the quarter the company focused on two initiatives that offer significant revenue growth opportunity for the company.  The first initiative is the Cisco Industry Solution Partner Network (ISPN).  Cisco Systems launched its ISPN program that is designed to streamline the design of IP communications solutions that incorporate robust features and functionality such as those delivered by the Cistera platform, and provide incentives to partners that incorporate these applications solutions into deployments.  Cistera Networks was one of the first applications providers certified in the program and the only platform approved across the Government, Education, Healthcare and Financial Services vertical markets.  The second initiative is a hosted solution for providing IP application services to customers who prefer that their system be managed by an outsourced provider rather than owning and managing it themselves.   We introduced our platform at the Sylantro Global Summit for use by Service Providers that want to offer hosted IP application services.

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

Quarter Summary
While the Company's reported revenues were insufficient to support operations and it reported a net loss of $545,700 in this period, the actual cash flow for the period enabled the Company to support operations with a draw of $235,000 from the funds raised in the private placement that closed in April 2007.

Sales and marketing costs for this quarter totaled $172,610 and represented 19.3 percent of revenues, as compared to $42,726 and 10.7 percent for the same quarter last year. On an annual basis, we expect marketing and sales costs to continue to track higher and will represent a substantial portion of total revenues in the future as we seek to add and manage more customers, increase sales and marketing programs to enable our VAR channel, build brand awareness and increase the number of web-based seminars and sponsored events.  As the Company develops support for additional platforms, we anticipate that the Company will increase visibility through participation in future industry events.  While we also anticipate that the Company will continue to leverage some of the marketing programs funded by large technology and VAR partners, the Company’s participation will be reflected in increased sales and marketing costs.

The Company’s sales continue to show diversification across industries.  Sales for the quarter ended September 30, 2007 were distributed among six primary vertical markets in the following percentages: financial services 9.22%, healthcare 5.33%, government 19.09%, education 44.35%, manufacturing 0%, management and retail 16.85%.  The Company has continued to reduce dependency on any single reseller as it has continued to expand its VAR relationships.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated statements of financial operations, in their entirety.

OVERVIEW OF RESULTS OF OPERATIONS FOR SECOND QUARTER FISCAL 2008, ENDED SEPTEMBER 30, 2007

The Company recognized $893,782 in revenue for the quarter, a 31.5% increase over the previous quarter of $679,787, and an increase of more than 100% over the same period last year of $399,880.  The Company received over $680,000 in orders for the quarter, and invoiced over $997,000.  The amount invoiced includes orders received in the previous quarter that were not shipped until the current quarter.  The Company recognized revenues of $893,782 for the quarter from projects that were fully installed and implemented.  Revenues for a number of the projects that were near full completion at the end of the quarter have not yet been recognized.

During preparation of the current quarter financial report, we uncovered errors in the application of revenue recognition reported in fiscal year 2007 and the first quarter of fiscal year 2008.  Accordingly, on November 13, 2007, Form 8-K with the SEC informing it of management’s intention to amend the financial reports for those periods.  All reported amounts in this filing, and all comparisons reflect the amendments that were made and reported.

The Company continued to add personnel to support increased demand anticipated from its participation in Cisco’s Industry Solutions Partner Network, and development of its platform to support hosted solutions provided by Sylantro Systems.

Gross profit during the quarter was $701,511, or 78.5% of revenues.  Gross profit for the previous quarter was $540,131 or 79.5% of revenues, and for the same period in fiscal year 2007, it was $334,600 or 83.7% of revenues.  The Company's software revenue results in higher margins than hardware revenue. Because a substantial portion of the Company's revenues are derived from software sales, our gross margins are positively impacted.

Management expects that as sales continue to ramp up, margins will remain above 75 percent.

As expected, the Company's revenues were insufficient to support operations and the Company sustained a net loss in this period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company had cash, cash equivalents and short-term marketable securities of $842,566, as compared to $1,137,826 at June 30, 2007 and $59,554 at September 30, 2006.  At September 30, 2007, the Company had accounts receivable of $591,020, as compared to $630,381 at June 30, 2007 and $115,278 at September 30, 2006, and deferred revenue of $867,875, as compared to $769,908 at June 30, 2007 and $263,379 at September 30, 2006.

From the start of operations in May 2003 through the end of the current quarter, operations have been funded primarily through sales, financing obtained from private investors, and from two private placements.

The Company does not have any special purpose entities, and other than operating leases for office space and computer equipment, which are described below, the Company does not engage in off-balance sheet financing arrangements. The Company does have a bank line of credit with Chase bank for $50,000 and has a funding agreement with Allied Capital Group whereby Allied Capital will provide a revolving credit line of $750,000 secured by Accounts Receivable.  Last quarter the revolving credit line under the Allied Capital agreement was increased to $750,000.  These agreements, although not heavily used, enable the Company to smooth its cash-flow cycles and to expand its capability to fund manufacturing credit requirements. At September 30, 2007, there were no balances outstanding on these lines of credit.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the reporting period, September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness and design and operation of the disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings.  There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company, and certain of its current and former officers and directors are defendants in litigation pending in Dallas, Texas, styled KINGDON R. HUGHES VS. GREGORY T. ROYAL, CYNTHIA A. GARR, JAMES T. MILLER, JR., CHARLES STIDHAM, CNH HOLDINGS COMPANY D/B/A CISTERA NETWORKS AND XBRIDGE SOFTWARE, INC.; Cause No. DV05-0600-G; G-134th District Court, Dallas County, Texas.  The plaintiff has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and XBridge in May 2003 and the acquisition of XBridge by the Company in May 2005.  The parties held a mediation conference in April 2006 and have come to an understanding with respect to the principal elements of a potential settlement.  We are currently in the process of negotiating definitive settlement agreements.

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

4.1
Form of Convertible Note Purchase Agreement dated as of December 13, 2004 (Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004)

4.2	Form of Senior Unsecured Convertible Note (Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004)

4.3	Form of Warrant (Incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004)

4.4	Registration Rights Agreement dated as of December 13, 2004 (Incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004)

4.5
Form of Convertible Note Purchase Agreement dated as of April 5, 2007 (Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2007)

4.6	Form of Senior Unsecured Convertible Note (Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2007)

4.7	Form of Warrant (Incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2007)

4.8	Registration Rights Agreement dated as of April 7, 2005 (Incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2007

6.1	License Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004)

10.1
Employment Agreement by and between Derek Downs and Cistera Networks, Inc. dated as of January 1, 2005 (Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 23, 2007)

10.2
Employment Agreement by and between Cynthia Garr and Cistera Networks, Inc. dated as of January 1, 2005 (Incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 23, 2007)

10.3
Employment Agreement between Gregory Royal and Cistera Networks Canada, Inc. dated as of October 1, 2004(Incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 23, 2007)

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

CISTERA NETWORKS, INC.

Date: November 19, 2007                                                                                     /s/    Derek P. Downs
Derek P. Downs
President
(Principal Executive Officer)

/s/    Cynthia A. Garr
Cynthia A. Garr
Chief Financial Officer,
Executive Vice-President of
Corporate Development, and Director
(Principal Financial Officer)