Form 10KSB/A
period 2007-03-31
Cistera Networks, Inc.
filed 2007-11-20
CIK 821356

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

Total revenues for fiscal year ended March 31, 2007: $1,932,838.

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

We began operations in May 2003, and first introduced our convergence solutions in September 2003.  We initially offered our solutions at discounted prices, to seed the market and to establish a referenceable customer base.  From May 2003 through June 2005, we staffed our operations, grew our reseller channel, built our infrastructure, created, marketed and delivered our solutions and obtained an initial base of paying customers.  From January 2005 to the present time, we increased expansion efforts into Canada and Europe.  Our revenues grew from $1,322,675 in fiscal 2005 to $1,932,838 in fiscal 2007.

We cannot be certain that our revenues will continue to grow or that we will achieve profitability in the future.  We cannot accurately predict our future growth rate, if any, or the ultimate size of our market. Our ability to increase revenues and achieve profitability depends on a number of factors outside of our control, including the extent to which:

Þ	our solutions are able to gain market acceptance, particularly as IP telephony increases penetration in the mainstream market;

Þ	we are able to acquire and retain customers on a cost-effective basis;

Þ	we are able to establish strategic relationships with IP telephony platform and services providers;

Þ	we are able to successfully identify, develop and market enhanced applications for the mainstream market;

Þ	IP telephony platform and service providers develop or bundle competing applications; and

Þ	we become subject to increased regulatory burdens.

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

Key Terms and Definitions

Þ	Enterprise Voice is defined as the combination of Enterprise Telephony and Enterprise VoIP Gateways.

Þ	Enterprise Telephony is defined as the combination of Enterprise IP Telephony and traditional telephony (PBX/KTS).

Þ	Enterprise IP Telephony is defined as the combination of LAN Telephony, Converged Telephony, and IP Phones.

Þ
Enterprise VoIP Gateway is defined as a Layer 3 network device which provides the interconnection of CPE-based voice and data traffic across a WAN network or the PSTN, also refereed to as trunks. This device is typically a modular or standalone router specially equipped with voice DSP resources.

Þ
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

Þ
Converged Telephony (TDM/IP) is defined as those lines and systems which provide voice services whereby voice traffic traverses TDM lines but call control is packet based.  In most cases this enables a traditional Enterprise Voice network to migrate its infrastructure to IP incrementally with the prime advantage of maintaining prior capital investment in PBXs and traditional phones. In most cases call control resides on a server, connected to a LAN, running call control software which provides call control to a PBX.  In this case, the end-points remain TDM but the call control is IP. Also, other form factors of this segment may not include traditional phone systems, but an integrated standalone device which integrates the functions of TDM and IP at a systems level. These standalone solutions are targeted to smaller deployments as found at branch offices or small offices.

Þ
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

Users of IP telephony typically can save money because IP telephony operates more efficiently than ordinary plain old telephone service (POTS) and because it currently avoids most of the tariffs and tolls applicable when using POTS, especially with respect to international telephone service.  IP-based voice conversations require less than 10% of the bandwidth of POTS.  This efficiency of bandwidth results from two factors: First, compression techniques, such as G.723.1, a standard IP compression technique, compresses a standard POTS transmission resulting in an overall bandwidth reduction generally in the range of 6-to-1.  Second, POTS requires full duplex—a simultaneous transmission in both directions—to support a telephone conversation.  Tying up bandwidth in this fashion is wasteful because in conversations, typically only one person is speaking at a time.  Voice-over-IP (VoIP) products have the ability to sense the silence and cease transmitting when one party is quiet.  This technique almost halves the required bandwidth of a typical telephone conversation.  As a result, IP telephony commonly consumes as little as one-twelfth the bandwidth of POTS to transmit conversations.  In addition, IP telephony provides carriers with the ability to lower costs by consolidating both voice and data in one network instead of necessitating the two separate networks required for traditional POTS and data.

VoIP technologies convert digitized voice into data packets that are encapsulated in Internet protocol, thus allowing IP Phone calls, faxes and voice traffic to be relayed over corporate intranets or across the Internet.  As a result, VoIP presents an opportunity for exciting new uses for IP-based phone systems, such as: IP multicast conferencing and telephony distance learning applications, phone directories and customer service monitoring and playback of calls via IP, and “voice web browsing” where the caller can interact with a web page by speaking commands.  The ability to access enterprise data and applications through a device such as a web-browser enabled IP Phone has presented an opportunity to position the IP Phone as a peer to the personal computer in many work environments - especially where PC's are not appropriate user interfaces for employees.  Apart from the economies provided by moving a firm’s communications onto one network, it is IP convergence, the uniting of voice, video and data that has provided many companies with a compelling reason to replace legacy phone systems with IP telephony.

Market Highlights:

•
Total IP phone annual shipments are expected to grow from 10 million units in 2006 to 164 million units in 2010 (Still less than 5% of all communication devices sold) (According to research firm, In-Sat)

•	Enterprise converged mobile device (SmartPhone) shipments were 7.3 million in 2005, and are projected to reach 63 million units worldwide by 2010 (According to research firm, IDC)

•	Computer-Telephony Integration (CTI) was $5 Billion in 2005, and projected to be $12 Billion by 2010 (Telecommunication Industry Association - North America)

•	$7.5 Billion in revenue is expected to be reached by 2010 for the Land Mobile Radio market (LMR) (Venture Development Corporation – North America)

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

Before the introduction of our Cistera ConvergenceServer™, most IP data-based applications offered via IP Phones were limited by the phone's own ability to navigate and/or manipulate data in a meaningful way.  The Cistera ConvergenceServer™, coupled with XML, other standard protocols and an IP telephony environment, allows an enterprise to achieve unique client-application integration through its IP Phones.  This integration is accomplished in the network as a peer with other user interface devices such as PCs, PDAs, wireless phones and point-of-sale devices, among others.  By coupling an XML browser with voice services, we are able to combine voice, video and powerful data query applications and deliver them through IP communications devices.

Our Strategy

Our objective is to be the leading provider of IP communications Application Platforms and advanced application engines for businesses worldwide. To achieve this objective, we are pursuing the following strategies:

Extend Our Product and Technological Leadership. We believe our solution supports more communications and data format standards across the broadest range of communications systems than most other competing solutions, allowing us to provide improved interoperability within a customer’s existing network infrastructure.  We intend to build upon our IP communications technology and improve our solution's functionality and ease of use for rapidly designing, deploying and maintaining our communications solutions in a customer’s environment.  We may also seek to enhance our products through licensing or acquiring complementary technologies or businesses.  We believe that we are also unique in delivering a full suite of application engines to an IP communications end point and plan to extend our application engine portfolio.

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

Products

Our convergence products consist of application appliances—hardware and software combined to deliver a broad suite of feature-sets on a scalable architecture:

Hardware platforms The Cistera platforms combine advanced software engines with hardware devices that have been optimized and in some cases, specifically designed to deliver the performance and scalability required for IP telephony application environments.

Þ
Cistera ConvergenceServer™ (CCS™) the foundation of a Cistera IPT solution is available in six form factors—the CCS 1000, the CCS 1500, the CCS 2500, the CCS 5500 and the CCS 7500 are designed to support  “small”, “medium”, “large” and “service provider” performance requirements for specific customer locations.  The servers are rack-mountable, open standards-based hardware systems.

Þ
Cistera ZoneController™(CZC™) enables IP phone systems to work with existing or newly installed overhead speakers to create a unified paging system.  Cistera’s solution is the only one that supports simultaneous broadcasting to IP phones and speakers.

Cistera 1.7 Software Platform.  The Cistera 1.7 software platform is a component-based architecture that enables enhanced scalability and management of advanced IP Phone applications.  This platform has built in media management engines that enable third-party application developers to leverage our pre-built components—a voice recording engine, a broadcast engine, a content streaming engine, a pin code and authentication engine, a ruleset engine and a grouping engine—without having to create each component from the ground up.  Our authorized developers can use our published APIs to invoke many of these services and therefore focus their development efforts on the workflow components critical for specific industries.  This platform also provides configurable administration and management tools.

Cistera Advanced IP Phone Applications.  We believe that we have developed the broadest suite of advanced IP Phone applications available in the market today.  These applications include:

Þ
QuickRecord™ - an IP telephony on-demand voice recorder and media management service designed to allow phone users to record important or malicious calls when needed and play them back from the phone.  The entire call is recorded regardless of when the user presses the record button during the call.

Þ	CallCenterRecord™ - an IP telephony continuous voice recorder and media management service with remote monitoring and quality reporting features. It supports standard storage and archival systems.

Þ
RapidBroadcast™ - an IP telephony messaging and broadcast system. Instantly transmit text or voice messages or schedule pre-recorded broadcasts to a defined group or to an entire organization through IP Phones or external speakers.

Þ
VirtualDirectory™ - a centralized directory system that allows telephone users, both internal and external to traverse corporate information quickly without time consuming tree-based systems. Callers can use their touchtone or voice to request information or to be directed to the appropriate extension.  It supports LDAP integration into popular contact management systems.

Þ
ContentStreamer™ - an IP telephony streaming solution that delivers audio, graphics, music, and data streaming capabilities to the IP Phone network.  It enables targeted music/messaging for on-hold callers as well. Cistera’s solution uses Real Simple Syndication (RSS) to deliver targeted messaging that is delivered as it is updated

Þ	PhoneAssist™ - integrates the PC and the IP Phone, enabling access to CRM application directories from the phone, or “click-to-dial” from the computer.

Þ	PhoneVerify™ - provides cost effective account code authentication, client matter codes, and forced code authorization that integrate with leading call detail reporting systems.

Þ
RuleSetManager™ - enables control of behavior of IP Phone applications, IP Phones and other IP devices from a central administration point. It allows quick configuration to apply rule-based call management for an IPT system.

Þ
GroupManager™ - enables the organization and management of designated groups of IP Phone users from a central administration point.  It allows the system administrator to assign rights and services based upon group association.

Our convergence solutions utilize several key technologies to provide integration into IP communications environments, including XML, JTAPI, J2EE, SIP, H.323, and others.

Our convergence solutions have been designed to interoperate seamlessly within network environments, by aligning with key industry standards.  There are occasions where integration with certain legacy platforms requires that our solutions interact with some proprietary protocols.  In these situations, our convergence solution works to maintain open protocols for the broad network functions, while supporting the proprietary codecs for the specific areas of interoperability.  An example of this would be in the way our products currently support Cisco’s proprietary SCCP protocol.

We have designed our solution to provide support for many of the emerging industry XML standards with minimal impact to existing business applications.  We believe this non-intrusive architecture is a key in enabling integration of IP based voice, video and data; and will enable content to be delivered to a wide array of devices, like IP Phones, wireless phones, PDAs, etc.

Product Development

We released our first convergence products in September 2003 at Cisco’s Innovation Through Convergence Expo in California.  Using the technology developed for our Cistera ConvergenceServer™, we recently introduced additional convergence products, extending the breadth and depth of our solution footprint.  We continue to enhance our convergence products with particular emphasis on providing improved interoperability, increased functionality, enhanced security and scalability and simplified ease of use.  Our product development efforts currently focus on enhancing our existing products and technologies and on developing additional products to extend our position in the growing voice, video and data convergence market.

On May 5, 2003, we retained the services of XBridge Software to perform a substantial portion of our product development.  XBridge continued to perform these services for us until May 27, 2005, when we acquired XBridge.

Competition

As one of the first movers, Cistera competes with a broad number of companies that extract revenues from the telecommunications capital budgets of SMB and Enterprise companies. Currently, 100% of Cistera’s revenues are derived from equipment purchased as part of an enterprise's telecommunications infrastructure, also referred to as customer premise equipment (CPE) and aligned computer-telephony integration (CTI) applications. In 2005, this was a $5.7B market with about 20% specifically associated with IP Communications.

The company’s solutions are delivered through indirect channel partners that primarily focus on the professional services associated with the installation and management of IP Communications solutions. Cistera faces competitors in three primary categories: Traditional TDM application vendors transitioning to IP; PBX vendors extending functionality to core systems; and, alternative application platforms focused on “custom” application development capabilities.

We have been successful in building comprehensive value propositions for channel partners that allow them to compete more effectively by offering broader functionality without having to invest in alternative engineering resources. Secondly, with an expanded value proposition in the market, channel partners can increase their margins, which have traditionally suffered in the networking/hardware market and ranged between 10 to 15%.

While we continue to increase our ability to propagate our value proposition directly into the reseller channel, we are conscious of the need to complement the PBX vendors’ messaging rather than compete with their positions, as the PBX vendors hold considerable influence.

Cistera’s principle competitors are companies that have for a number of years manufactured telephony application products for traditional Time Division Multiplex (TDM) based phone systems and are currently transitioning their products to support IP based (VoIP) phone systems otherwise known as IP Telephony.  Examples of companies that we compete with include Verint, Interactive Intelligence and Nice Systems in the Quality Assurance and Compliance category; Raytheon, Alcatel-Lucent and Motorola in the Event Alerting and Notification category.

While the management of the company believes the business plan provides competitive advantage over competitors, many of the existing and potential competitors have stronger brand recognition, longer operating histories, larger customer bases and greater financial resources.  As a result, they may be able to use these advantages to take market share from Cistera. They may also be able to respond more effectively to changing technologies, conditions or customer demands, especially during market downturns.

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

The foregoing issuance of the shares of our common stock described above were made in private transactions or private placements intending to meet the requirements of one or more exemptions from registration.  In addition to any noted exemption below, we relied upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were “restricted securities” in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were “accredited investors” as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions.  We never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales.  Other than the securities mentioned above, we have not issued or sold any securities during the period covered by this Report.

ITEM 6:  MANAGEMENT’S DISCUSSION AND
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

Sources of Revenues

We derive our revenues from three sources: (1) product revenues, which are comprised of software and hardware solutions; (2) professional services revenues, consisting primarily of installation, configuration, integration, training and VAR support services; and (3) support and maintenance, which is comprised of tiered technical support levels.  Product revenues accounted for approximately 75.6 percent of total revenues during fiscal year 2006 and 72.0 percent of total revenues during fiscal year 2007.  Professional services revenues accounted for approximately 12.5 percent of total revenues during fiscal 2006 and 11.8 percent of total revenues during fiscal year 2007.  Revenues for our support and maintenance services made up approximately 11.9 percent of total revenues during fiscal 2006 and 16.2 percent of total revenues in fiscal 2007.

The Company changed its revenue recognition policy in the third fiscal quarter ending December 31, 2006, to reflect a more conservative accounting practice.

On November 9, 2007, the Company determined that it needed to restate the financial statements that accompanied the Company’s original Annual Report for the fiscal year ended March 31, 2007, filed by the Company with the Commission on June 29, 2007, and subsequently amended on August 3, 2007.  The restatements were required because of errors made in applying the Company’s new revenue recognition.  Under this policy revenues are recognized after installation rather than upon shipment.

The restatements did not affect reported cash balances or liquidity. The effect on the third quarter of fiscal year 2007 was a decrease in recognized revenue of $33,452 from $635,323 to $601,871.  The effect on total fiscal year 2007 was a decrease in recognized revenue of $113,481 from $2,046,319 to $1,932,838, as reported below.

In addition, reported cost of goods sold was restated to maintain proper matching of sales and cost of sales. Cost of goods sold for the third quarter of fiscal year 2007 was decreased by $5,363 from $97,922 to $92,559. Cost of goods sold for total fiscal year 2007 was decreased $3,376 from $316,648 to $313,272, also reported below.

The Company does not intend to file an amended 10-QSB for the third quarter of fiscal year 2007 as this Annual Report includes the restated financial results for the full year.

Rigorous new financial and accounting processes and procedures that have been implemented as a result of the internal review by management in the second quarter of fiscal year 2008 and are intended to ensure consistent application of the revenue recognition policy in the future.

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

Marketing and Sales

Marketing and sales expenses are typically one of our largest costs, accounting for approximately 33.7 percent of total revenues for fiscal 2006 and only 17.4 percent of total revenues in fiscal 2007.  In fiscal 2007 the company reduced spending by leveraging some of the marketing programs funded by large technology and VAR partners.  It is expected that the company will increase spending in this area, as the market is beginning to show signs of momentum.  Marketing and sales expenses consist primarily of salaries and related expenses for our sales and marketing staff, including commissions, payments to VARs, marketing programs, which include advertising, events, corporate communications, public relations, and other brand building and product marketing expenses, and allocated overhead. Since the beginning of fiscal 2005, our sales and marketing costs as a percentage of total expenses have increased as a result of increased market coverage in the U.S., Canada and the U.K.

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

Our total deferred revenue for products and services was $240,167 as of March 31, 2007. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Advanced services revenue is recognized upon delivery or completion of performance.

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

Overview of Results of Operations for: Fiscal 2006, Ended March 31, 2006, and Fiscal 2007, Ended March 31, 2007.

Our revenues have grown from $1,587,900 in fiscal 2006 to $1,932,838 in fiscal 2007, a growth year-over-year of 21.7% on a recognized revenue basis.  The Company instituted a new revenue recognition policy in the third quarter of fiscal 2007, causing the last half of the fiscal year to be reported differently than the first half of the year.  Had the Company continued to report on a non-GAAP “booked” revenue basis for the entire fiscal year 2007, the revenue would have been reported as $2,169,903, or 36.7% on a non-GAAP “booked” revenue basis.

Our gross profit during the fiscal year 2006 was $1,251,351 or approximately 78.8 percent of revenues, and the operating loss for the same period was $2,324,552.  Gross profit for fiscal year 2007 was $1,619,566 or approximately 83.8% of revenues, and our operating loss for the same period was $1,284,443.

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

Liquidity and Capital Resources

At March 31, 2007, we had cash, cash equivalents and short-term marketable securities of $534,871, as compared to $60,990 at March 31, 2006.  Accounts receivable at March 31, 2007 were $314,178, as compared to $198,319 at March 31, 2006.  Deferred revenue was $550,147 as of March 31, 2007, as compared to $229,159 at March 31, 2006.

From our start of operations in May 2003 through the end of fiscal 2007, we funded our operations primarily through financing obtained in two private placements—the first in the third quarter of fiscal 2005 and the second initiated in the fourth quarter of fiscal 2007.

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

(d)           Weakness in Disclosure Controls.

During an examination of the Company’s disclosure controls conducted during the second quarter of fiscal 2008, the Company became aware of errors made in applying the Company’s new deferred revenue recognition policy adopted in the third quarter of fiscal year 2007.  On November 9, 2007, the Company determined that it needed to restate the financial statements that accompanied the Company’s original Annual Report for the fiscal year ended March 31, 2007, filed by the Company with the Commission on June 29, 2007, and subsequently amended on August 3, 2007.

The restatements did not affect reported cash balances or liquidity. The effect on the third quarter of fiscal year 2007 was a decrease in recognized revenue of $33,452 from $635,323 to $601,871.  The effect on total fiscal year 2007 was a decrease in recognized revenue of $113,481 from $2,046,319 to $1,932,838, as reported below.

In addition, reported cost of goods sold was restated to maintain proper matching of sales and cost of sales. Cost of goods sold for the third quarter of fiscal year 2007 was decreased by $5,363 from $97,922 to $92,559. Cost of goods sold for total fiscal year 2007 was decreased $3,376 from $316,648 to $313,272, also reported below.

Rigorous new financial and accounting processes and procedures that have been implemented as a result of these discoveries and the internal review by management in the second quarter of fiscal year 2008 and are intended to ensure consistent application of the revenue recognition policy in the future.

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

Derek Downs has served as President since May 31, 2004 and became our Interim CEO for the Company in June 2005.  Mr. Downs has been a member of the Board of Directors since October 1, 2004.  Prior to becoming President and Interim CEO, Mr. Downs served as the Company’s Vice President of Sales Marketing and Business Development.   From January 2003 to May 2003, Mr. Downs held the same position with XBridge Software, Inc.  From December 2000 to September 2002, Mr. Downs held senior executive roles in marketing, alliances, product marketing, and business development at i2 Technologies (NASDAQ:ITWO), a $1 billion supply chain software company.  Before joining i2 Technologies, he served from December 1999 to December 2000 as VP of Business Development and Strategic Alliances for BSI Consulting, a midsized technology strategy firm.  From May 1995 to December 1999, Mr. Downs held the position of Director of Strategic Alliances at Baan Company, a $1+ billion enterprise software company.  Mr. Downs graduated from the University of Eastern New Mexico in 1990 with a BBA degree in Marketing and a BBA degree in Business Administration.

Gregory T. Royal has served as Executive Vice President and Chief Technology Officer, and as a member of the Board of Directors since May 2003.  Mr. Royal is the original founder of XBridge Software, and the inventor of the Convergence Server™ technology.  Mr. Royal has over 18 years of IT Sales, Marketing and Management experience in New Zealand, Australia and the United States.  He has held Senior Sales and Marketing positions at Sycom Office Equipment, Eagle Technology, Network General Corp. (NASDAQ:NETG) and Network Associates Inc (NASDAQ:NETA). Mr. Royal has system certification with Compaq, IBM, Novell and Hewlett Packard. He also has significant experience in designing and deploying large scale IT systems including experience in Banking and Finance, Government, and Retail and Property Services.  Mr. Royal graduated from Victoria University in 1986 and holds an MBA from Rushmore University.

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

Board Composition and Committees

Our Board of Directors currently consists of three members, Gregory T. Royal, Cynthia A. Garr, and Derek P. Downs.  We are planning to expand the number of members constituting our Board of Directors and will seek persons who are “independent” within the meaning of the rules and regulations of NASDAQ to fill vacancies created by any expansion.  Because of our current stage of development, we do not have any standing audit, nominating or compensation committees, or any committees performing similar functions.  The Board meets periodically throughout the year as necessity dictates.  No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

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

SUMMARY COMPENSATION TABLE
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)
								Nonqualified
	Year						Non-Equity	Deferred	All Other
	Ended				Stock	Option	Incentive Plan	Compensation	Compen-
Name and	March	Salary		Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	31	($)		($)	($)	($)	($)	($)	($)	($)

Derek P. Downs	2007	$127,500		-	-	-	-	-	-	$127,000
President/Interim CEO/Director	2006	$125,000		-	$369,396 (1)	-	-	-	-	$494,396
Cynthia A. Garr	2007	$10,417	-	-	-	-	-	-	-	$10,417
Interim CFO/ Executive V.P./ Director	2006	$125,000		-	-	-	-	-	-	$125,000
Greg T. Royal	2007	$130,500		-	-	-		-	-	$130,500
Executive V.P./Director	2006	$130,000		-	-	-	-	-	-	$130,000

(1)  Represents the grant of 123,132 restricted shares of our common stock on January 3, 2005.  This grant is still subject to the approval by our shareholders of our long term incentive plan.

Except as described below under “Employment Contracts,” there are no compensatory plans or arrangements, with respect to any of our executive officers, which result or will result from the resignation, retirement or any other termination of such individual’s employment with us or from a change in control of the Company or a change in the individual’s responsibilities following a change in control.  No stock options, stock appreciation rights or other stock based incentives were awarded to any of our named executive officers during fiscal 2006 and 2007.

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

The employment agreements for both Mr. Downs and Mr. Royal were terminated by the parties, effective March 31, 2007.  The employment agreement for Ms. Garr, with terms similar to that of Mr. Downs, was terminated effective April 1, 2006.

Outstanding Equity Awards at Fiscal Year End

Outstanding Equity Awards at Fiscal Year-End
Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Derek Downs	0	0	275,000(3)	1.30	2/6/2009

Cynthia Garr	41,831(1)	0	0	0.46	4/1/2009
			275,000(3)	1.10	10/1/2009
Gregory Royal	271,174(2)	0	0	0.46	5/3/2009
			275,000(3)	1.10	10/1/2009
(1)  Prior to the Company’s acquisition of XBridge, XBridge awarded Ms. Garr options to purchase shares of 15,426 shares of XBridge Software at an exercise price of $1.25 per share.  As part of the acquisition of XBridge by the Company, these options were converted into options to purchase shares of our common stock, on a basis of 2.71174 shares of our common stock for each share of XBridge.  This conversion ratio was the same ratio received by all other XBridge stockholders.

(2)  Prior to the Company’s acquisition of XBridge, XBridge awarded Mr. Royal options to purchase shares of 100,000 shares of XBridge Software at an exercise price of $1.25 per share.  As part of the acquisition of XBridge by the Company, these options were converted into options to purchase shares of our common stock, on a basis of 2.71124 shares of our common stock for each share of XBridge.  This conversion ratio was the same ratio received by all other XBridge stockholders.

(3)  Granted pursuant to the Company’s 2004 Long Term Incentive Plan.  These options are subject to shareholder approval of the plan.  The options for 275,000 shares for each Messrs. Downs and Royal and Ms. Garr were terminated effective April 1, 2007.

None of our executive officers exercised options to purchase our common stock during fiscal 2006 or 2007.

Director Compensation

We do not pay our directors a fee for attending scheduled and special meetings of our board of directors.  We intend to reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.  In the future we might have to offer some compensation to attract the caliber of independent board members the Company is seeking.

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

(1)  The business address for each Ms. Garr and Messrs. Downs and Royal is 17304 Preston Road, Suite 975, Dallas, Texas 75252.
(2)  Includes 123,132 shares granted to Mr. Downs pursuant to the Company’s long term incentive plan.  This grant is still subject to shareholder approval of the plan.
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

In addition to the 500,000 shares of our common stock, Corvero agreed to pay royalties to XBridge royalties based on the following sliding scale:

Cumulative Corvero Networks Revenue	Royalty Payments
$1 Million	No Royalties
$2 Million	5% of Gross Revenue
$3 Million	4% of Gross Revenue
$4 Million	3% of Gross Revenue
$5 Million	2% of Gross Revenue
Cumulative > $5 Million	1% of Gross Revenue

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

Agreement	Execute Date	Agreement Purpose
Master Contracting Agreement	6/30/03	Framework for Future Statement of Work (SOW) Agreements
SOW #1	6/30/03	Software Development and Support for Recording, Broadcast, Directory and Ruleset Engines
SOW #2	8/1/03	Software Development and Support for Dynamic Dialer and Security Manager
SOW #3	10/1/03	Software Development and Support for Conference Bridge
SOW #4	1/1/04	Software Development and Support for Phone Verify, Content Streamer and Phone Modeler
SOW #5	3/1/04	Software Development and Support for CCS Platform O/S Software and CCX O/S Software
SOW #6	04/1/04	Support Services for Corporate Operations and Financial Services
SOW #7	7/1/04	Software Development and Support for Cistera Screen Capture
SOW #8	10/1/04	Replacement Support Agreement to Cover all Previous Agreements (SOW #1 – SOW #7)
SOW #9	1/3/05	Software Development and Support for CCS Property Manager, Phone Modeling and Web Infrastructure tools

The following table details the financial breakdown of each SOW under the Master Services Agreement:

Agreement	Execute Date	Amount Invoiced to CNH
SOW #1	06/30/03	$ 85,813
SOW #2	08/01/03	$171,625
SOW #3	10/01/03	$257,438
SOW #4	01/01/04	$617,426
SOW #5	03/01/04	(see note below)
SOW #6	04/01/04	$280,800
SOW #7	07/01/04	$ 15,000
SOW #8	10/01/04	$285,000
SOW #9	01/03/05	$130,500
Totals		$1,843,602
(note:  SOW #5 was paid through the issuance of 150,000 shares of our common stock)

Effective May 27, 2005, we acquired XBridge through a merger transaction in exchange for 4,150,000 shares of our common stock (which after the cancellation of the 2,150,000 originally issued to XBridge resulted in the issuance of only 2,000,000 new shares) and the elimination of approximately $1.86 million on inter-company payables owed to XBridge.  The Company believes that the structure of the merger agreement with XBridge and the issuance of shares were comparable to what the Company would have received through arms-length negotiations with an unaffiliated party.  At the time of the services agreement and the issuance of the shares, XBridge owned approximately 51% of our outstanding shares of common stock, and a majority of our officers and directors were also officers and directors of XBridge.  This transaction enabled us to obtain outright ownership of the XBridge intellectual property upon which our products are based and eliminate future product development and maintenance payments to XBridge.  Costs associated with maintenance and support related to the license agreement totaled $1.86 million during the first two years of the twenty-year life of the agreement.  In addition, we believed that the Company’s ownership of the XBridge intellectual property would prove to be invaluable in both securing agreements with tier-one channel reseller partners and in giving the Company flexibility for future growth and product line expansion.  Based upon client driven product acceptance and sales order growth, the Company also believed that funding maintenance efforts through its research and development facility in India and eliminating potential royalty commitments were in the best interest of the Company's shareholders.

Including the new shares issued in the merger, the elimination of the $1.86 million in inter-company payables and XBridge’s outstanding debt of approximately $200,000 at the time of the merger, the total purchase price for the XBridge acquisition was approximately $5,500,000.  Subsequent to the merger transaction, Cistera Networks commissioned Navigant Capital Advisors to issue a fairness opinion regarding the merger with XBridge Software.  As part of its portfolio of financial services, Navigant Capital provides valuation services and fairness opinions on large financial transactions.  Navigant Capital’s position on the merger supported the Company’s assertion around the fairness of the equity merger transaction.

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

Ms. Garr and Mr. Royal did not have employment agreements with XBridge and were employed on an at-will basis.  Subsequent to the acquisition of XBridge, employment agreements were entered into by Messrs. Downs and Royal and Ms. Garr reflecting the company as their employer.  See “Executive Compensation – Employment Contracts” for a description of the terms and conditions of these employment agreements.

At the time of the XBridge acquisition, there was one additional significant shareholder of XBridge, Kingdon Hughes, who held 390,461 shares of XBridge’s common stock and warrants to purchase another 82,217 shares.  As a result of the merger, Mr. Hughes owned 1,058,831 shares of our common stock and warrants to purchase another 222,951 shares.  Mr. Hughes's warrants expire in 2009.

ITEM 13: EXHIBITS

      (a)     The following documents are filed as part of this report.

1. Financial Statements	Page

Report of Independent Registered Public Accountants	F-1
Consolidated Balance Sheets
March 31, 2007, and 2006	F-3
Consolidated Statements of Operations
For the Years Ended March 31, 2007 and 2006	F-5
Consolidated Statement of Stockholders' Equity
For the Years Ended March 31, 2007 and 2006	F-6
Consolidated Statements of Cash Flows
For the Years Ended March 31, 2007 and 2006	F-7
Notes to Consolidated Financial Statements	F-8

2.	Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Title of Document

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports Filed on Form 8-K

On February 8, 2007, the Company filed on Form 8-K under Item 7.01, Regulation FD Disclosure.
On April 12, 2007, the Company filed on Form 8-K under Item 3.02, Sales of Unregistered Securities.

ITEM 14: PRINCIPAL ACCOUNTANT FEES & SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended March 31, 2007 and 2006:

Service	2007	2006
Audit Fees	$32,885	$28,212
Audit-Related Fees	-	-
Tax Fees	615	288
All Other Fees	-	-
Total	$33,500	$28,500

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

We have audited the accompanying consolidated balance sheets of Cistera Networks, Inc. & Subsidiary as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

Respectfully submitted,

/s/ Robison Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
June 26, 2007, except for Note 15, as to which the date is November 12, 2007

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Restated)
	March 31,	March 31,
	2007	2006
Current Assets:
Cash	$534,871	$60,990
Accounts Receivable	314,178	198,319
Other Receivable	23,927	23,927
Inventory	75,743	23,127
Prepaid Expenses	10,143	41,626

Total Current Assets	958,862	347,989

Fixed Assets:
Computer Equipment	123,035	117,725
Trade Show Booth & Fixtures	10,641	8,774
Office Equipment	129,064	72,622
Property held under capital leases	10,205	10,205
Less Accumulated Depreciation	(150,899)	(115,524)

Net Fixed Assets	122,046	93,802

Intangible Assets:
Intellectual property	2,717,755	2,717,755
Software development	366,040	366,040
Less Amortization	(788,802)	(477,091)

Net Intangible Assets	2,294,993	2,606,704

Total Assets	$3,375,901	$3,048,495

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(continued)

	(Restated)
	March 31,	March 31,
	2007	2006

Current Liabilities:
Accounts payable	$544,796	$1,015,596
Accrued liabilities	598,023	623,361
Related party payables	24,038	84,938
Short-term notes payable	-	36,000
Line of credit	62,094	-
Convertible promissory notes	144,000	230,000
Current portion of long-term debt	2,415	3,581
Current portion of deferred income	465,179	110,008

Total Current Liabilities	1,840,545	2,103,484

Long-Term Liabilities
Lease obligation payable	-	2,415
Convertible promissory notes	1,900,606	45,000
Deferred income	84,968	119,151
Total Long-Term Liabilities	1,985,574	166,566

Total Liabilities	3,826,119	2,270,050

Stockholders’ Equity:
Common Stock, Par Value $.001
Authorized 50,000,000 shares,
Issued 8,292,022 shares at March 31, 2007 and
Issued 8,077,226 shares at March 31, 2006	8,292	8,077
Paid-In Capital	8,739,970	8,684,405
Retained Deficit	(9,198,480)	(7,914,037)

Total Stockholders’ Equity	(450,218)	778,445

Total Liabilities and Stockholders’ Equity	$3,375,901	$3,048,495

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC.& SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Restated)
	For the Year	For the Year
	Ended	Ended
	March 31,	March 31,
	2007	2006

Revenues	$1,932,838	$1,587,900
Cost of goods sold	313,272	336,549

Gross Profit	1,619,566	1,251,351

Expenses:
Sales and marketing	335,817	538,290
Research and development	510,025	587,302
Software consulting	1,036,612	992,125
Professional fees	201,512	487,142
General and administrative	736,005	971,044

Total Expenses	2,819,971	3,575,903

Other Income (Expense)
Interest income	714	1,466
Interest expense	(84,752)	(114,187)
Write-off of goodwill	-	(2,134,821)

Total Other Income (Expense)	(84,038)	(2,247,542)

Net Loss	$(1,284,443)	$(4,572,094)

Basic & Diluted loss per share	$(0.16)	$(0.72)

Weighted Average Shares	8,190,123	6,393,718

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED MARCH 31, 2007 AND 2006

	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Capital	Deficit

Balance at March 31, 2005	-	$-	4,467,938	$4,468	$1,245,325	$(3,341,943)

Stock issued for accrued liabilities	-	-	173,511	174	482,190	-
Stock issued for acquisition of Xbridge	-	-	2,000,000	2,000	5,298,000	-
Stock issued from exercise of stock options	-	-	100,000	100	199,900	-
Stock issued for conversion of notes payable	-	-	1,325,777	1325	1,417,932	-
Stock issued for services	-	-	2,000	2	1,998	-
Stock issued for legal settlement	-	-	8,000	8	-	-
Contributed capital	-	-	-	-	39,060	-
Net loss	-	-	-	-	-	(4,572,094)
Balance at March 31, 2006	-	-	8,077,226	8,077	8,684,405	(7,914,037)

Stock issued in connection with exercise of
warrants for conversion of notes payable	-	-	70,803	71	32,524	-
Stock issued for conversion of notes payable	-	-	21,965	22	21,943	-
Stock issued for cash in connection with
exercise of warrants	-	-	122,028	122	1,098	-
Net loss	-	-	-	-	-	(1,284,443)
Balance at March 31, 2007 - Restated	-	$-	8,292,022	$8,292	$8,739,970	$(9,198,480)

The accompanying notes are an integral part of these financial statements

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Restated)
	For the Year	For the Year
	Ended	Ended
	March 31,	March 31,
	2007	2006
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(1,284,443)	$(4,572,094)
Adjustments used to reconcile net loss to net cash
provided by (used in) operating activities:
Write-off of goodwill	-	2,134,821
Depreciation and amortization	347,086	318,120
Deferred income	320,988	125,384
Stock issued for accrued interest	13,060	98,177
Stock issued for accrued liabilities	-	543,004
Stock issued for services	-	2,000
Stock issued for legal settlement	-	8
(Increase) Decrease in accounts receivable	(115,859)	147,467
(Increase) Decrease in inventory	(52,616)	(5,433)
(Increase) Decrease in prepaid expenses	31,483	(34,284)
(Increase) Decrease in Xbridge receivable	-	(569,525)
Increase (Decrease) in accrued liabilities	(25,338)	431,342
Increase (Decrease) in accounts payable	(470,800)	778,440
Net Cash Used in operating activities	(1,236,439)	(602,573)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash acquired from Xbridge	-	2,834
Purchase of equipment	(63,619)	(23,475)
Net cash provided by investing activities	(63,619)	(20,641)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on capital lease	(3,581)	(2,961)
Sale of common stock	1,220	583,500
Proceeds from line of credit	62,094	-
Cash received from convertible debt	1,805,606	45,000
Proceeds from loans	16,434	56,400
Payments on loans	(107,834)	(36,367)
Net Cash Provided by Financing Activities	1,773,939	645,572

Net (Decrease) Increase in cash and cash equivalents	473,881	22,358
Cash and Cash Equivalents at beginning of period	60,990	38,632
Cash and Cash Equivalents at end of period	$534,871	$60,990

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	(Restated)
	For the Year	For the Year
	Ended	Ended
	March 31,	March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$35,574	$57,312
Franchise and income taxes	$-	$-

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

Revenue Recognition

The Company’s revenue is comprised of three main sources: (1) product sales, (2) professional services and (3) support and maintenance contracts.  The Company recognizes revenue according to SOP 97-2 (Software Revenue Recognition) as defined by paragraphs 07-14 in SOP 97-2 and as amended by SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions).  This SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software (including computer hardware and support services).  Product sales revenues are recognized when a valid purchase order has been received from a client and the product has been shipped and installed at the client site.  Product revenue is fixed and determinable at the time of shipment as clients are engaged with the Company in a two-tier distribution model with no refund/return rights.  Professional services revenue and costs are recognized when an installation project has been completed and client sign-off received.  Professional services revenue is fixed and determinable only at the time of client approval as typical client install projects involve several vendors working against shifting deadlines to install multiple solutions.  Support and maintenance contracts are executed on an annual basis and the revenue from these contracts is recognized on a monthly basis as the support fees are earned.

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

Depreciation and Amortization

Fixed assets are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years.  Fixed assets consisted of the following at March 31, 2007 and 2006:

	March 31,
	2007	2006
Computer Equipment	$123,035	$117,725
Trade Show Booth & Fixtures	10,641	8,774
Office Equipment	129,064	72,622
Property held under capital leases	10,205	10,205
Less accumulated depreciation	(150,899)	(115,524)

Total	$122,046	$93,802

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

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Intangible Assets consisted of the following at March 31, 2007 and 2006:

	March 31,
Intangible Asset	2007	2006	Amortization Period
Intellectual Property	$2,717,755	$2,717,755	10 Years
Software Development	366,040	366,040	4 Years
Less accumulated amortization	(788,802)	(477,091)

Total	$2,294,993	$2,606,704

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

The minimum future lease payments under this lease for the next five years are:

April 1, 2007 - March 31, 2008	$92,225
April 1, 2008 - March 31, 2009	94,357
April 1, 2009 - March 31, 2010	63,852
April 1, 2010 - March 31, 2011	-
April 1, 2011 - March 31, 2012	-
Total minimum future lease payments	$250,434

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

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 6 - CAPITAL LEASE (continued)

The minimum future lease payments under this capital lease for the next five years are:

April 1, 2007 - March 31, 2008	$2,952
April 1, 2008 - March 31, 2009	-
April 1, 2009 - March 31, 2010	-
April 1, 2010 - March 31, 2011	-
April 1, 2011 - March 31, 2012	-
Total minimum lease payments	2,952
Less: Amount representing interest	(537)
Present value of net minimum
lease payment	$2,415

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

The following table sets forth the options outstanding as of March 31, 2006:

		Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value
Options outstanding, March 31, 2005	1,815,000	$1.29	$1.43
Options outstanding from Xbridge merger	529,945	0.23	0.34
Warrants outstanding from Xbridge merger	312,439	0.46	0.46
Warrants outstanding from Private Placement	1,146,000	1.30	1.30
Outstanding warrants from early exercise of
Private Placement Warrants	155,800	1.30	1.30
Granted, Exercise price more than fair value	-	-	-
Granted, Exercise price less than fair value	-	-	-
Expired	-	-
Exercised	(411,600)	1.47	-
Options and warrants outstanding, March 31, 2006	3,547,584	$1.04

The following table sets forth the options outstanding as of March 31, 2007:

		Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value
Options and warrants outstanding, March 31, 2006	3,547,584	$1.29	$1.43
Warrants outstanding from Private Placement	1,842,690	1.00	1.00
Granted, Exercise price more than fair value	-	-	-
Granted, Exercise price less than fair value	-	-	-
Expired	(51,814)	-
Exercised	(192,831)	0.18	-
Options and warrants outstanding, March 31, 2007	5,145,629	$1.04

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 13 - STOCK OPTIONS (continued)

Exercise prices for optioned shares outstanding as of March 31, 2007 ranged from $0.23 to $2.00. A summary of these options by range of exercise prices is shown as follows:

				Weighted-	Weighted-
		Weighted-	Shares/	Average	Average
	Shares /	Average	Warrants	Exercise Price	Contractual
Exercise	Warrants	Exercise	Currently	Currently	Remaining
Price	Outstanding	Price	Exercisable	Exercisable	Life

$ 1.101.10	635,000	$ 1.101.10	613,750	$ 1.101.10	3 years
1.30	380,000	1.30	285,000	1.30	3 years
2.00	700,000	2.00	700,000	2.00	2 years
.23	81,352.23		81,352.23		3 years
.46	326,565.46		326,565.46		3 years
.46	189,822.46		189,822.46		3 years
1.30	990,200	1.30	990,200	1.30	5 years
1.00	1,842,690	1.00	1,842,690	1.00	5 years

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

NOTE 14 – CONTINGENCIES (continued)

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

NOTE 15 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

We have restated our balance sheet at March 31, 2007, and statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2007.  The restatement impacts the year ended March 31, 2007, but has no effect on the financial statements issued in prior fiscal years.  The restatement is required because of an errors made in applyingCompany’snew  the new deferred revenue recognition policy adopted in the third quarter of fiscal year 2007.  Under this policy revenues are recognized after installation rather than upon shipment.

The impact of the restatement on the balance sheet was to increase inventory $3,376 from $72,367 to $75,743, which in turn increased current assets from $955,486 to $958,862.  The restatements also increased the current portion of deferred income $113,481 from $351,698 to $465,179, which in turn increased current liabilities from $1,727,064 to $1,840,545.  Retained deficit also increased $110,105 from $9,088,375 to $9,198,480.  The impact of the restatement on the statements of operations was to decrease recognized revenue $113,481 from $2,046,319 to $1,932,838, and decrease cost of goods sold $3,376 from $316,648 to $313,272, which in turn decreased gross profit $110,105 from $1,729,671 to $1,619,566.  The impact of the restatement on net loss was an increase of $110,105 from $1,174,338 to $1,284,443.  Loss per share increased $.02 from $.14 to $.16 per share.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                    CISTERA NETWORKS, INC.

Dated: November 19, 2007	By /S/ Derek P. Downs
Derek P. Downs
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 19th day of November 2007.

Signatures	Title

/S/ Derek P. Downs	President
Derek P. Downs	(Principal Executive Officer)

/S/ Cynthia A. Garr	Interim C.F.O., Executive Vice- President
Cynthia A. Garr	of Corporate Development, and Director (Principal Financial Officer)

/S/ Gregory T. Royal	Executive Vice-President/Chief Technology
Gregory T. Royal	Officer and Director