Form 10QSB/A
period 2007-06-30
Cistera Networks, Inc.
filed 2007-11-20
CIK 821356

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

(972) 381-4699
Issuer's telephone number

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

At August 14, 2007, the issuer had 8,292,002 shares of its common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes ☐    No ☒

PART I

Item 1.  Financial Statements

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Restated)
	(Unaudited)	(Restated)
	June 30,	March 31,
	2007	2007
Current Assets:
Cash	$1,137,826	$534,871
Accounts Receivable	630,381	314,178
Other Receivable	14,821	23,927
Inventory	65,303	75,743
Prepaid Expenses	8,575	10,143

Total Current Assets	1,856,906	958,862

Fixed Assets:
Computer Equipment	152,090	123,035
Trade Show Booth & Fixtures	10,641	10,641
Office Equipment	169,788	129,064
Property held under capital leases	10,205	10,205
Less Accumulated Depreciation	(163,891)	(150,899)

Net Fixed Assets	178,833	122,046

Intangible Assets:
Intellectual property	2,717,755	2,717,755
Software development	366,040	366,040
Less Amortization	(856,745)	(788,802)

Net Intangible Assets	2,227,050	2,294,993

Total Assets	$4,262,789	$3,375,901

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(continued)

	(Restated)
	(Unaudited)	(Restated)
	June 30,	March 31,
	2007	2007

Current Liabilities:
Accounts payable	$368,051	$544,796
Accrued liabilities	444,716	598,023
Related party payables	13,038	24,038
Line of credit	-	62,094
Convertible promissory notes	94,000	144,000
Current portion of long-term debt	1,408	2,415
Current portion of deferred income	654,996	465,179

Total Current Liabilities	1,576,209	1,840,545

Long-Term Liabilities
Convertible promissory notes	3,485,491	1,900,606
Deferred income	114,912	84,968
Total Long-Term Liabilities	3,600,403	1,985,574

Total Liabilities	5,176,612	3,826,119

Stockholders’ Equity:
Common Stock, Par Value $.001
Authorized 50,000,000 shares,
Issued 8,292,022 shares at June 30, 2007 and
March 31, 2007	8,292	8,292
Paid-In Capital	8,739,970	8,739,970
Retained Deficit	(9,662,085)	(9,198,480)

Total Stockholders’ Equity	(913,823)	(450,218)

Total Liabilities and Stockholders’ Equity	$4,262,789	$3,375,901

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC.& SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the three months ended
	June 30,
	2007	2006
	(Restated)

Revenues	$679,787	$494,737
Cost of goods sold	139,656	27,974

Gross Profit	540,131	466,763

Expenses:
Sales and marketing	176,092	55,710
Research and development	129,035	128,094
Software consulting	300,006	267,755
General and administrative	250,057	277,818

Total Expenses	855,190	730,187

Other Income (Expense)
Interest income	9,589	15
Interest expense	(158,135)	(17,434)

Total Other Income (Expense)	(148,546)	(17,419)

Net Loss	$(463,605)	$(280,843)

Basic & Diluted loss per share	$(0.06)	$(0.03)

Weighted Average Shares	8,292,022	8,077,226

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the three months ended
	June 30,
	2007	2006
	(Restated)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(463,605)	$(280,843)
Adjustments used to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	80,936	112,573
Deferred income	219,761	29,957
Decrease in other receivable	9,106	-
(Increase) Decrease in accounts receivable	(316,203)	36,265
(Increase) Decrease in inventory	10,440	(550)
(Increase) Decrease in prepaid expenses	1,568	(95,088)
Increase (Decrease) in accrued liabilities	(153,307)	250,994
(Decrease) in accounts payable	(176,745)	(186,837)
Net Cash Used in operating activities	(788,049)	(133,529)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash acquired from XBridge	-	-
Purchase of equipment	(69,780)	(2,598)
Net cash provided by investing activities	(69,780)	(2,598)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on capital lease	(1,007)	(832)
Cash received from convertible debt	1,584,885	154,000
Payments on line of credit	(62,094)	-
Payments on loans	(61,000)	(12,500)
Net Cash Provided by Financing Activities	1,460,784	140,668

Net Increase in cash and cash equivalents	602,955	4,541
Cash and Cash Equivalents at beginning of period	534,871	60,990
Cash and Cash Equivalents at end of period	$1,137,826	$65,531

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	(Unaudited)
	For the three months ended
	June 30,
	2007	2006
	(Restated)
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

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

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

Our general business plan is to drive adoption of the Cistera technology--establishing the Cistera ConvergenceServer as the leading platform for advanced IP-based applications, through the strategic technology relationships with the IP Telephony equipment providers—Cisco, Nortel, Sylantro and Avaya, as well as the leading channel resellers—AT&T, Verizon, Bell Canada, Comstor, BT, etc.  The Company plans to extend our product and technological leadership in the IP communications industry, and to increase our market penetration by continuing to expand our sales and distribution channels and by capitalizing on new market opportunities like two-way radio interoperability mobile/wireless devices.

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

Depreciation and Amortization

Fixed assets are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets that range from three to seven years.  Fixed assets consisted of the following at June 30, 2007 and March 31, 2007:

	(Unaudited)
	June 30,	March 31,
	2007	2007
Computer Equipment	$152,090	$123,035
Trade Show Booth & Fixtures	10,641	10,641
Office Equipment	169,788	129,064
Property held under capital leases	10,205	10,205
Less accumulated depreciation	(163,891)	(150,899)

Total	$178,833	$122,046

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

Intangible Assets consisted of the following at June 30, 2007 and March 31, 2007:

	(Unaudited)
	June 30,	March 31,
Intangible Asset	2007	2007	Amortization Period
Intellectual Property	$2,717,755	$2,717,755	10 Years
Software Development	366,040	366,040	4 Years
Less accumulated amortization	(856,745)	(788,802)

Total	$2,227,050	$2,294,993

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

The minimum future lease payments under this capital lease for the next five years are:

April 1, 2007 - March 31, 2008	$2,952
April 1, 2008 - March 31, 2009	-
April 1, 2009 - March 31, 2010	-
April 1, 2010 - March 31, 2011	-
April 1, 2011 - March 31, 2012	-
Total minimum lease payments	2,952
Less: Amount representing interest	(1,544)
Present value of net minimum
lease payment	$1,408

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

NOTE 8 - LINE OF CREDIT

On September 21, 2006, the Company entered into a factoring agreement with Allied Capital Partners, L.P., whereby Allied Capital provides a revolving line of credit to the Company up to $750,000 that is secured by the Company’s accounts receivable.  At March 31, 2007, the total amount outstanding on this line of credit was $62,094.

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

Effective May 27, 2005, we acquired XBridge through a merger transaction in exchange for 4,150,000 shares of our common stock (which after the cancellation of the 2,150,000 originally issued to XBridge resulted in the issuance of only 2,000,000 new shares) and the elimination of approximately $1.86 million on inter-company payables owed to XBridge. Through this acquisition, the Company acquired net assets valued at $782,245 and intellectual property valued at $2,717,755.  Of this amount, $2,134,821 was allocated to goodwill and has subsequently been expensed.

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

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 12 - STOCK OPTIONS (continued)

The following table sets forth the options outstanding as of June 30, 2007.

Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value
Options and warrants outstanding,
March 31, 2007	4,320,629	$1.04	$1.43
Warrants outstanding from Private Placement	1,653,010	1.00	1.00
Granted, Exercise price more than fair value	-	-	-
Granted, Exercise price less than fair value	-	-	-
Expired	-	-	-
Exercised	-	-	-
Options and warrants outstanding,
June 30, 2007	5,973,639	$1.03

Exercise prices for optioned shares outstanding as of June 30, 2007 ranged from $1.10 to $2.00. A summary of these options by range of exercise prices is shown as follows:

				Weighted-	Weighted-
		Weighted-	Shares/	Average	Average
	Shares /	Average	Warrants	Exercise Price	Contractual
Exercise	Warrants	Exercise	Currently	Currently	Remaining
Price	Outstanding	Price	Exercisable	Exercisable	Life

$ 1.10	85,000	$ 1.10	63,750	$ 1.10	2 years
1.30	105,000	1.30	78750	1.30	2 years
2.00	700,000	2.00	700,000	2.00	1 years
.23	81,352.23		81,352.23		5 years
.46	325,565.46		325,565.46		2 years
.46	189,822.46		189,822.46		2 years
1.30	990,200	1.30	990,200	1.30	2 years
1.00	1,842,690	1.00	1,842,690	1.00	5 years
1.00	1,653,010	1.00	1,653,010	1.00	5 years

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

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 15 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

We have restated our balance sheet at March 31, 2007, and statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2007.  The restatement impacts the year ended March 31, 2007, but has no effect on the financial statements issued in prior fiscal years.  The restatement is required because of errors made in applying the new deferred revenue recognition policy adopted in the third quarter of fiscal year 2007.  Under this policy revenues are recognized after installation rather than upon shipment.

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

We have restated our balance sheet at June 30, 2007, and statements of operations and cash flows for the three months ended June 30, 2007.  The restatement is required because of errors made in applying the new deferred revenue recognition policy adopted in the third quarter of fiscal year 2007.  Under this policy revenues are recognized after installation rather than upon shipment.

The impact of the restatement on the balance sheet was to decrease inventory $49,978 from $115,281 to $65,303, which in turn decreased current assets from $1,906,884 to $1,856,906.  The restatements also increased the current portion of deferred income $62,918 from $592,078 to $654,996, which in turn increased current liabilities from $1,513,291 to $1,576,209.  Retained deficit also increased $112,896 from $9,549,189 to $9,662,085.  The impact of the restatement on the statements of operations was to increase recognized revenue $50,563 from $629,224 to $679,787, and increase cost of goods sold $53,354 from $86,302 to $139,656, which in turn decreased gross profit $2,791 from $542,922 to $540,131.  The impact of the restatement on net loss was an increase of $2,791 from $460,814 to $463,605.  Loss per share remained the same.

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

Restated Financial Statements

On November 9, 2007, the Company determined that it needed to restate the financial statements that accompanied the Company’s original Quarterly Report for the fiscal quarter ended June 30, 2007, filed by the Company with the Commission on August 14, 2007.  The restatements are required because of errors made in applying the Company’s new deferred revenue recognition policy, implemented in the third quarter of fiscal year 2007.  Under this policy revenues are recognized after installation rather than upon shipment.

The restatements did not affect reported cash balances or liquidity.  The effect on the first quarter of fiscal year 2008 was an increase in recognized revenue of $50,563 from $629,224 to $679,787, as reported below.  In addition, reported cost of goods sold was restated to maintain proper matching of sales and cost of sales.  Cost of goods sold for the first quarter of fiscal year 2008 increased by $53,354 from $86,302 to $139,656, as also reported below.

6Rigorous new financial and accounting processes and procedures that have been implemented as a result of the internal review by management in the second quarter of fiscal year 2008 and are intended to ensure consistent application of the revenue recognition policy in the future.

Quarter Summary

While the Company's reported revenues were insufficient to support operations and it reported a net loss of $463,605 in this period, the actual cash flow for the period enabled the Company to support operations with a draw of $310,000 from the funds raised to date. Operations were supported with financing obtained from a second Private Placement that closed in April 2007.

Sales and marketing costs for this quarter totaled $176,093 and represented 25.9 percent of revenues, as compared to $55,710 and 11.3 percent for the same quarter last year. On an annual basis, we expect marketing and sales costs to continue to track higher and will represent a substantial portion of total revenues in the future as we seek to add and manage more customers, increase sales and marketing programs to enable our VAR channel, build brand awareness and increase the number of web-based seminars and sponsored events.  As the Company develops support for additional platforms, we anticipate that the Company will increase visibility through participation in future industry events.  While we also anticipate that the Company will continue to leverage some of the marketing programs funded by large technology and VAR partners, the Company’s participation will be reflected in increased sales and marketing costs.

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

OVERVIEW OF RESULTS OF OPERATIONS FOR FIRST QUARTER FISCAL 2008, ENDED JUNE 30, 2007

The Company recognized $679,787 in revenue for the quarter, a 55.8% increase over the previous quarter of $436,350, and a 37.3% increase over the same period last year of $495,000.  The Company received over $1 million dollars in orders for the quarter, booking (shipping the system(s) and invoicing the customer) revenues for the quarter of $925,000.  The Company only “recognized” revenues of $679,787 for the quarter, because we only recognize revenue from projects that have been fully implemented.  Revenues for a number of the projects that were near full completion at the end of the quarter have not yet been recognized.

With the recent capital infusion from a private placement of convertible notes and warrants to purchase common stock, the Company added a number of resources in the sales, pre-sales and channel management roles as well as in engineering.  These new resources are dedicated to further enabling the VAR channel to market, sell and deliver the Company’s solutions.  During the quarter, the Company initiated efforts to review current channel partner performance and establish a scorecard system for each reseller partner.  This will allow the Company to better determine the allocation of resources to partner sales and marketing efforts.  The plan also includes coordinated sales and technical training, demonstration kit development, and joint marketing programs.

Gross profit during the quarter was $540,131, or 79.5% of revenues.  Gross profit for the previous quarter was $309,000 or 71% of revenues, and for the same period in fiscal year 2007, it was $467,000 or 94% of revenues.
The Company’s software revenue results in higher margins than hardware revenue.  Because a substantial portion of the Company's revenues are derived from software, gross margins are positively impacted.
Management expects that as sales continue to ramp up, margins will remain above 75 percent.

As expected, the Company's revenues were insufficient to support operations and the Company sustained a net loss in this period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Company had cash, cash equivalents and short-term marketable securities of $1,137,826, as compared to $534,871 at June 30, 2006.  At June 30, 2007, accounts receivable of $630,381, as compared to $314,178 for the year ago period, and deferred revenue of $769,908, as compared to $550,147 for those same periods respectively.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the reporting period, June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness and design and operation of the disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings.  There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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