Form 10QSB/A
period 2007-09-30
Cistera Networks, Inc.
filed 2008-01-25
CIK 821356

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

At November 19, the issuer had 8,576,538 shares of its common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No X

PART I

Item 1.  Financial Statements

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Restated) (Unaudited)	(As Amended)
	September 30,	March 31,
	2007	2007
Current Assets:
Cash	$842,566	$534,871
Accounts Receivable	591,020	314,178
Other Receivable	19,387	23,927
Inventory	93,590	75,743
Prepaid Expenses	11,022	10,143

Total Current Assets	1,557,585	958,862

Fixed Assets:
Computer Equipment	183,680	123,035
Trade Show Booth & Fixtures	14,390	10,641
Office Equipment	187,737	129,064
Property held under capital leases	10,205	10,205
Less Accumulated Depreciation	(179,885)	(150,899)

Net Fixed Assets	216,127	122,046

Intangible Assets:
Intellectual property	2,717,755	2,717,755
Software development	366,040	366,040
Less Amortization	(924,689)	(788,802)

Net Intangible Assets	2,159,106	2,294,993

Total Assets	$3,932,818	$3,375,901

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(continued)

	(Restated) (Unaudited)	(As Amended)
	September 30,	March 31,
	2007	2007

Current Liabilities:
Accounts payable	$254,701	$544,796
Accrued liabilities	274,635	598,023
Related party payables	185,661	24,038
Line of credit	-	62,094
Convertible promissory notes	104,785	144,000
Current portion of long-term debt	352	2,415
Current portion of deferred income	737,186	465,179

Total Current Liabilities	1,557,320	1,840,545

Long-Term Liabilities
Convertible promissory notes	3,485,491	1,900,606
Accrued Interest	372,597	-
Deferred income	130,689	84,968
Total Long-Term Liabilities	3,988,777	1,985,574

Total Liabilities	5,546,097	3,826,119

Stockholders’ Equity:
Common Stock, Par Value $.001
Authorized 50,000,000 shares,
Issued 8,576,538 shares at September 30, 2007 and
8,292,022 shares at March 31, 2007	8,576	8,292
Paid-In Capital	8,721,755	8,739,970
Retained Deficit	(10,343,610)	(9,198,480)

Total Stockholders’ Equity(Deficit)	(1,613,279)	(450,218)

Total Liabilities and Stockholders’ Equity	$3,932,818	$3,375,901

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC.& SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the three months ended
	September 30,
	2007 (Restated)	2006

Revenues	$893,782	$399,880
Cost of goods sold	(192,271)	(65,280)

Gross Profit	701,511	334,600

Expenses:
Sales and marketing	172,610	42,726
Research and development	179,441	119,746
Software consulting	377,871	188,997
General and administrative	338,876	200,625

Total Expenses	1,068,798	552,094

Other Income (Expense)
Interest income	8,534	36
Interest expense	(186,947)	(12,404)
Debt conversion expense	(135,825)

Total Other Income (Expense)	(314,238)	(12,368)

Net Loss	$(681,525)	$(229,862)

Basic & Diluted loss per share	$(0.08)	$(0.03)

Weighted Average Shares	8,576,538	8,149,388

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC.& SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the six months ended
	September 30,
	2007 (Restated)	2006

Revenues	$1,573,569	$894,617
Cost of goods sold	(331,926)	(93,254)

Gross Profit	1,241,643	801,363

Expenses:
Sales and marketing	348,702	98,436
Research and development	308,476	248,650
Software consulting	677,877	456,752
General and administrative	588,933	478,443

Total Expenses	1,923,988	1,282,281

Other Income (Expense)
Interest income	18,123	51
Interest expense	(345,083)	(29,838)
Debt conversion expense	(135,825)

Total Other Income (Expense)	(462,785)	(29,787)

Net Loss	$(1,145,130)	$(510,705)

Basic & Diluted loss per share	$(0.13)	$(0.06)

Weighted Average Shares	8,576,538	8,113,504

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the six months ended
	September 30,
	2007 (Restated)	2006
CASH FLOWS FROM OPERATINGACTIVITIES:
Net Loss	$(1,145,130)	$(510,705)
Adjustments used to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	164,873	191,688
Deferred income	317,728	34,220
Decrease in other receivable	4,540	-
(Increase) Decrease in accounts receivable	(276,842)	83,041
(Increase) in inventory	(17,847)	(550)
(Increase) Decrease in prepaid expenses	(879)	31,633
Increase in accrued liabilities	194,108	189,464
(Decrease) in accounts payable	(256,302)	(222,524)
Net Cash Used in operating activities	(1,015,751)	(203,733)

CASH FLOWS FROM INVESTINGACTIVITIES:
Purchase of equipment	(123,067)	(3,563)
Net cash Used in investing activities	(123,067)	(3,563)

CASH FLOWS FROM FINANCINGACTIVITIES:
Payments on capital lease	(2,063)	(1,705)
Cash received from convertible debt	1,584,885	215,000
Proceeds from loans	-	17,565
Payments on line of credit	(62,094)	-
Payments on loans	(74,215)	(25,000)
Net Cash Provided by Financing Activities	1,446,513	205,860

Net Increase in cash and cash equivalents	307,695	(1,436)
Cash and Cash Equivalents at beginning of period	534,871	60,990
Cash and Cash Equivalents at end of period	$842,566	$59,554

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	(Unaudited)
	For the six months ended
	September 30,
	2007 (Restated)	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$9,910	$7,784
Franchise and income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt conversion expense	$135,825	$-

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

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable are comprised of the following at September 30, 2007 and March 31, 2007:

	(Unaudited)
	September 30,	March 31,
	2007	2007
	(Restated)
Receivables Assigned to Factor	-	1,023,280
Advances to (from) factor	-	(997,559)
Fees, expenses, & charges to reserve	-	(25,641)
Amounts due from factor	-	80
Unfactored accounts receivable	591,020	314,098
Allowances for returns and uncollectible accounts	-	-

	$591,020	$314,178

Pursuant to a factoring agreement with Allied Capital Partners L.P., effective December 21, 2006, the Company is able to factor up to $750,000 of receivables at any one time at an 85.875% advance rate, with recourse against the Company in the event of a loss. The Company’s obligations to Allied are collateralized by all of the Company’s accounts receivable, chattel paper, general intangibles, supporting obligations, inventory, instruments, documents, deposit accounts, financial assets, securities, factoring reserves and all proceeds thereof. The term of the current agreement is for a period of twelve months with automatic twelve month renewals thereafter.

For the six months ended September 30, 2007 and the twelve months ended March 31, 2007, the factoring charges amounted to 0.0% and 1.59%, respectively, of the receivables purchased.

Concentration of Credit Risk

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Inventory

            Inventory consists of equipment that has been purchased but not yet shipped, shipped but not yet installed and equipment that has been returned to the Company because the customer has cancelled the project or there were problems with the hardware. The inventory assets are recorded at cost.

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

Accounting for Deferred Commissions

Prior to this quarterly reporting period, the Company’s policy was to defer commission payments to our direct and channel sales force for the professional services and support and maintenance portions of our contracts.  Commissions would be deferred and amortized to sales expense over the life of the related contracts, which typically last 12 to 36 months, since the payments, which are paid the month after the service is delivered to the customer, are a direct and incremental cost of the revenue arrangements, and are recoverable through the future revenue streams under the customer support and maintenance contracts.  Effective with this reporting period, the Company’s policy is to charge these commission payments to expense in the period in which they are earned by the direct and channel sales force. Prior to this reporting period, the Company did not incur or pay commissions to the direct and channel sales force; therefore, this change in policy will have no effect on the results reported in previous periods.

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

Diluted loss per common share for the six months ended September 30, 2007 and 2006 is not presented as it would be anti-dilutive.  At September 30, 2007, the total number of potentially dilutive common stock equivalents was 10,399,356.  At September 30, 2006, the total number of potentially dilutive common stock equivalents was 3,299,011.

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

NOTE 4 - INCOME TAXES

As of March 31, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $6,965,000 that may be offset against future taxable income through 2027.  Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

	March 31,
	2007	2006
Net Operating Losses	$2,357,900	$1,912,500
Valuation Allowance	(2,357,900)	(1,912,500)
	$-	$-

The provision for income taxes differs from the amount computed using the federal USstatutory income tax rate as follows:

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

The minimum future lease payments under this lease for the next five years are:

October 1, 2007 - March 31, 2008	$45,756
April 1, 2008 - March 31, 2009	94,357
April 1, 2009 - March 31, 2010	63,852
April 1, 2010 - March 31, 2011	-
April 1, 2011 - March 31, 2012	-
Total minimum future lease payments	$227,556

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

On March 31, 2006, the Company reissued 8,000 shares of stock as part of a legal settlement.  The shares had been previously issued and were cancelled as part of a court order, but were never returned to the Company.  As per the settlement, the 8,000 outstanding were cancelled and subsequently reissued as unrestricted shares.

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

NOTE 8 – LINE OF CREDIT

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

On April 5, 2007, the Company issued a Senior Unsecured Convertible Promissory Note in the principal amount of $30,000, and issued warrants to purchase 30,000 shares of the Company’s common stock to Derek Downs, an officer and director of the Company, in connection with the cancellation of an equal amount of the Company’s outstanding obligations. As of September 30, 2007, interest of $2,871 had been accrued on this Note.

On April 5, 2007, the Company issued a Senior Unsecured Convertible Promissory Note in the principal amount of $70,779, and issued warrants to purchase 70,779 shares of the Company’s common stock to Gregory Royal, an officer and director of the Company, in connection with the cancellation of an equal amount of the Company’s outstanding obligations. As of September 30, 2007, interest of $6,773 had been accrued on this Note.

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

The notes bear interest at the rate of 8% per annum, compounded quarterly on each March 31, June 30, September 30 and December 31 that the notes are outstanding (each, an interest compounding date).  The outstanding principal on the notes and all accrued interest become due and payable on the earlier of (a) December 13, 2006, or (b) the date on which a change in control of the Company occurs.

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

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 11 - CONVERTIBLE DEBT (continued)

At December 31, 2005, a number of note holders opted to convert their debt as provided in their note agreements. The total number of shares issued due to this conversion was 946,392. The amount of principal represented by these shares was $859,000. The amount of accrued interest represented by these shares was $87,392. At March 31, 2006, three note holders opted to convert their debt as provided in their note agreements. The total number of shares issued due to this conversion was 67,785. The amount of principal represented by these shares was $57,000. The amount of accrued interest represented by these shares was $10,785. These notes converted at $1.00 per share. At August 31, 2006, one note holder who had previously converted most of his outstanding debt opted to convert the outstanding balance. The total number of shares issued due to this conversion was 4,034. The remaining amount of principal represented by these shares was $1,000. The amount of interest earned on his original note represented by these shares was $3,034. At December 13, 2006, one note holder opted to convert their outstanding balance. As of September 30, 2007, t here were 17,931 shares to be issued at $1.00 per share to convert principal of $15,000 and accrued interest of $2,931. At December 13, 2006, two note holders opted to convert their outstanding balance to the second private placement. The total amount converted was $56,071. The total amount of principal and interest due at December 13, 2006 was $ 214,019 .

During the six months ended September 30, 2007, the Company paid $54,215 of principal and accrued interest of $9,770 towards these notes. At September 30, 2007, there was $ 104 ,785 of principal and $ 27,642 of interest due on these notes.

During the current reporting period, the Company agreed to compensate note holders who had opted to convert debt into shares of common stock which had not completed registration with the SEC as of the date the notes became due and payable on December 13, 2006. The amount offered to, and accepted by, the shareholders was $135,825, payable in the form of additional shares of common stock. In August 2007, the company accrued a liability for the amount of this debt conversion expense, pending the issuance of the additional shares.

The Company issued and sold a second offering of Senior Unsecured Convertible Promissory Notes.  This second offering mirrors the terms of the previous Private Placement Funding as stated above, except for the conversion of stock and interest is set at a fixed rate of $0.75 per share and the warrants are exercisable at a price of $1.00 per share.  The notes and accrued interest are due and payable two years from the date of the note.  Effective April 5, 2007, the Company sold an aggregate of $3,498,776 in principal amount of Senior Unsecured Convertible Promissory Notes, and issued warrants to purchase 3,498,776 shares of the Company’s common stock. Of the $3,498,776 in Notes, $2,815,000 in principal amount of Notes were issued for cash, and $683,776 in principal amount of Notes were issued in connection with the cancellation of an equal amount of the Company’s outstanding obligations. Included in the outstanding obligations that were cancelled were $110,279 of obligations to principal officers and directors in the following amounts: Greg Royal $77,779; Derek Downs $30,000; Jim Miller $9,500.

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 12 - STOCK OPTIONS

As of September 30, 2007, 190,000 of the total stock options are not exercisable, as they are not yet approved or registered.

The following table sets forth the options outstanding as of March 31, 2007.

		Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value
Options and warrants outstanding, March 31, 2006	2,532,584	$1.29	$1.43
Warrants outstanding from Private Placement	1,842,690	1.00	1.00
Granted, Exercise price more than fair value	-	-	-
Granted, Exercise price less than fair value	-	-	-
Expired	(51,814)	-	-
Exercised	(192,831)	0.18	-
Options and warrants outstanding,
March 31, 2007	4,130,629	$1.04

The following table sets forth the options outstanding as of September 30, 2007.

Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value

Options and warrants outstanding, March 31, 2007	4,130,629	$1.04	$1.43
Warrants outstanding from Private Placement	1,656,088	1.00	1.00
Granted, Exercise price more than fair value	-	-	-
Granted, Exercise price less than fair value	-	-	-
Expired	-	-	-
Exercised	-	-	-
Options and warrants outstanding,
September 30, 2007	5,786,717	$1.03

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 12 - STOCK OPTIONS(continued)

Exercise prices for optioned shares outstanding as of September 30, 2007 ranged from $1.10 to $2.00. A summary of these options by range of exercise prices is shown as follows:

				Weighted-	Weighted-
	Option /	Weighted-	Shares/	Average	Average
	Warrants	Average	Warrants	Exercise Price	Contractual
Exercise	Shares	Exercise	Currently	Currently	Remaining
Price	Outstanding	Price	Exercisable	Exercisable	Life

2.00	700,000	2.00	700,000	$ 2.00	1 years
.23	81,353.23		81,353.23		5 years
.46	325,564.46		325,564.46		2 years
.46	189,822.46		189,822.46		2 years
1.30	990,200	1.30	990,200	1.30	2 years
1.00	1,842,690	1.00	1,842,690	1.00	5 years
1.00	1,656,088	1.00	1,656,088	1.00	5 years

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

NOTE 15 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to November 19, 2007 filing date of its original Quarterly Report for the reporting period ended September 30, 2007, the Company determined that it needed to restate the financial statements that accompanied that report.   This restatement was required because of an error made in accounting for debt conversion expenses related to a private placement, and an error made in accounting for outstanding shares of common stock from the corporate restructuring in August 2004. The restatement also includes a balance sheet reclassification of accrued interest on convertible debt that is due in more than one year from current liabilities to long-term liabilities .

The restatementswill not affect reported cash balances or liquidity. The effect on the second quarter of fiscal year 2008 will be a $135,825 increase in the reported net loss, and an increase of 284,516 in the number of ending and weighted average common shares outstanding as of September 30, 2007. Basic and diluted loss per share for the three and six month periods ended September 30, 2007 will increase by $0.01,to $0.08 and $0.13per share, respectively. The restatement of debt conversion expenses will not affect gross profit and gross profit margins.

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 15 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS(Continued)

Rigorous new financial and accounting processes and procedures that have been implemented as a result of the internal review by management in the second quarter of fiscal year 2008 are expected to ensure proper accounting for debt conversion expenses and shareholders equity in the future.

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

During the quarter the company focused on two initiatives that offer significantrevenue growth opportunity for the company.  The first initiative is the Cisco Industry Solution Partner Network (ISPN).  Cisco Systems launched its ISPN program that is designed to streamline the design of IP communications solutions that incorporate robust features and functionality such as those delivered by the Cistera platform, and provide incentives to partners that incorporate these applications solutions into deployments.  Cistera Networks was one of the first applications providers certified in the program and the only platform approved across the Government, Education, Healthcare and Financial Services vertical markets.  The second initiative is a hosted solution for providing IP application services to customers who prefer that their system be managed by an outsourced provider rather than owning and managing it themselves.   We introduced our platform at the Sylantro Global Summit for use by Service Providers that want to offer hosted IP application services.

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

Restated Financial Statements

Subsequent to November 19, 2007 filing date of its original Quarterly Report for the reporting period ended September 30, 2007, the Company determined that it needed to restate the financial statements that accompanied that report. The restatement is required because of an error made in accounting for debt conversion expenses related to a private placement , and an error made in accounting for outstanding shares of common stock   from the corporate restructuring in August 2004. The restatement also includ es a balance sheet reclassification of accrued interest on convertible debt that is due in more than one year from current liabilities to long-term liabilities.

The restatements do not affect reported cash balances or liquidity. The effect on the second quarter of fiscal year 2008 is   a $135,825 increase in the reported net loss , and an increase of 284,516 in the number of ending and weighted average common shares outstanding as of September 30, 2007. Basic and diluted loss per share for the three and six month periods ended September 30, 2007 increased by $0.01 , to $0.08 and $0.13 per share, respectively. The restatement of debt conversion expenses will not affect gross profit and gross profit margins.

Rigorous new financial and accounting processes and procedures that have been implemented as a result of the internal review by management in the second quarter of fiscal year 2008 are expected to ensure proper accounting for debt conversion expenses and shareholders equity in the future.

Quarter Summary
While the Company's reported revenues were insufficient to support operations and it reported a net loss of $681,525 in this period, the actual cash flow for the period enabled the Company to support operations with a draw of $235,000 from the funds raised in the private placement that closed in April 2007.

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

During preparation of the current quarter financial report, we uncovered errors in the application of revenue recognition reported in fiscal year 2007 and the first quarter of fiscal year 2008.  Accordingly, on November 13, 2007, Form 8-K was filed with the SEC informing it of management’s intention to amend the financial reports for those periods.  All reported amounts in this filing, and all comparisons reflect the amendments that were made and reported.

Subsequent to the original filing of the quarterly report for the quarterly period ended September 3 0, 2007 , we discovered a n omission in the accrual of a liability for debt conversion expense in the amount of $135,825 and an error made in accounting for outstanding shares of common stock from the corporate restructuring in August 2004. An error was also made in the balance sheet reclassification of accrued interest on convertible debt that is due in more than one year from current liabilities to long-term liabilities.   Accordingly, on January 25, 2008, Form 8-K was filed with the SEC informing it of management’s intention to amend the financial report for this period. All reported amounts in this filing, and all comparisons reflect the amendments that were made and reported.

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

The Company does not have any special purpose entities, and other than operating leases for office space and computer equipment, which are described below, the Company does not engage in off-balance sheet financing arrangements. The Company does have a bank line of credit with Chase bank for $50,000 and has a factoring agreement with Allied Capital Group whereby Allied Capital will purchase, with recourse, up to $750,000 of accounts receivable at any one time.  These agreements, although not heavily used, enable the Company to smooth its cash-flow cycles and to expand its capability to fund manufacturing credit requirements. At September 30, 2007, there were no balances outstanding on these lines of credit.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the reporting period, September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness and design and operation of the disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.  Based upon that evaluation, and the resulting restatements of current and prior period results, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are not effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings.  There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None/Not Applicable

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

CISTERA NETWORKS, INC.

Date: January 25, 2008                                                                                        /s/    Derek P. Downs
Derek P. Downs
President
(Principal Executive Officer)

/s/    Cynthia A. Garr
Cynthia A. Garr
Chief Financial Officer,
Executive Vice-President of
Corporate Development, and Director
(Principal Financial Officer)