Form 10QSB
period 2007-12-31
Cistera Networks, Inc.
filed 2008-01-25
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________
Commission file number               0-17304

CISTERA NETWORKS, INC.
(Exact name of small business issuer asspecified in its charter)

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

At January 25, 2008, the issuer had 8,801,384 shares of its common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No X

PART I

Item 1.  Financial Statements

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(As Amended)
	December 31,	March 31,
	2007	2007
Current Assets:
Cash	$447,601	$534,871
Accounts Receivable (Net)	425,367	314,178
Other Receivable	16,037	23,927
Inventory	150,367	75,743
Prepaid Expenses	27,553	10,143

Total Current Assets	1,066,925	958,862

Fixed Assets:
Computer Equipment	203,595	123,035
Trade Show Booth & Fixtures	15,637	10,641
Office Equipment	207,174	129,064
Property held under capital leases	10,205	10,205
Less Accumulated Depreciation	(200,383)	(150,899)

Net Fixed Assets	236,228	122,046

Intangible Assets:
Intellectual property	2,717,755	2,717,755
Software development	366,040	366,040
Less Amortization	(992,633)	(788,802)

Net Intangible Assets	2,091,162	2,294,993

Total Assets	$3,394,315	$3,375,901

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(continued)

	(Unaudited)	(As Amended)
	December 31,	March 31,
	2007	2007

Current Liabilities:
Accounts payable	$264,522	$544,796
Accrued liabilities	593,803	598,023
Related party payables	171,137	24,038
Line of credit	17,534	62,094
Convertible promissory notes	92,140	144,000
Current portion of long-term debt	433,571	2,415
Current portion of deferred income	862,785	465,179

Total Current Liabilities	2,435,492	1,840,545

Long-Term Liabilities
Convertible promissory notes	3,060,206	1,900,606
Accrued interest	505,474	-
Deferred income	184,216	84,968
Total Long-Term Liabilities	3,749,896	1,985,574

Total Liabilities	6,185,388	3,826,119

Stockholders’ Equity:
Common Stock, Par Value $.001
Authorized 50,000,000 shares,
Issued 8,576,538 shares at December 31, 2007 and
8,292,022 shares at March 31, 2007	8,576	8,292
Paid-In Capital	8,721,755	8,739,970
Retained Deficit	(11,521,404)	(9,198,480)

Total Stockholders’ Equity(Deficit)	(2,791,073)	(450,218)

Total Liabilities and Stockholders’ Equity	$3,394,315	$3,375,901

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC.& SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the three months ended
	December 31,
	2007	2006
		(restated)

Revenues	$618,761	$601,871
Cost of goods sold	(98,501)	(92,559)

Gross Profit	520,260	509,312

Expenses:
Sales and marketing	349,722	113,631
Research and development	166,550	134,475
Software consulting	523,443	224,412
General and administrative	426,255	216,432

Total Expenses	1,465,970	688,950

Other Income (Expense)
Interest income	3,760	8
Interest expense	(235,844)	(12,431)

Total Other Income (Expense)	(232,084)	(12,423)

Net Loss	$(1,177,794)	$(192,061)

Basic & Diluted loss per share	$(0.14)	$(0.02)

Weighted Average Shares	8,576,538	8,152,648

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC.& SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the nine months ended
	December 31,
	2007	2006
		(restated)

Revenues	$2,192,330	$1,496,488
Cost of goods sold	(430,427)	(185,813)

Gross Profit	1,761,903	1,310,675

Expenses:
Sales and marketing	698,424	212,067
Research and development	475,026	383,125
Software consulting	1,201,320	681,164
General and administrative	1,015,188	694,875

Total Expenses	3,389,958	1,971,231

Other Income (Expense)
Interest income	21,883	59
Interest expense	(580,927)	(42269)
Debt conversion expense	(135,825)	-

Total Other Income (Expense)	(694,869)	(42,210)

Net Loss	$(2,322,924)	$(702,766)

Basic & Diluted loss per share	$(0.27)	$(0.09)

Weighted Average Shares	8,576,538	8,126,989

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the nine months ended
	December 31,
	2007	2006
		(restated)
CASH FLOWS FROM OPERATINGACTIVITIES:
Net Loss	$(2,322,924)	$(702,766)
Adjustments used to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	253,317	270,861
Deferred income	499,929	329,486
Stock issued for accrued interest	-	13,060
Debt issued for services and fees	13,078	-
Decrease in other receivable	7,890	-
(Increase) in accounts receivable	(111,189)	(266,399)
(Increase) in inventory	(74,500)	(33,773)
(Increase) Decrease in prepaid expenses	(17,410)	32,208
Increase in accrued liabilities	625,167	71,121
(Decrease) in accounts payable	(238,856)	(151,831)
Net Cash Used in operating activities	(1,365,498)	(438,033)

CASH FLOWS FROM INVESTINGACTIVITIES:
Purchase of equipment	(163,666)	(8,197)
Net cash Used in investing activities	(163,666)	(8,197)

CASH FLOWS FROM FINANCINGACTIVITIES:
Payments on capital lease	(2,415)	(2,621)
Cash received from convertible debt	1,584,885	338,362
Proceeds from loans	-	16,434
Proceeds from line of credit	17,500	251,421
Payments on line of credit	(62,178)	-
Payments on loans	(95,898)	(70,434)
Net Cash Provided by Financing Activities	1,441,894	533,162

Net Increase (Decrease) in cash and cash equivalents	(87,270)	86,932
Cash and Cash Equivalents at beginning of period	534,871	60,990
Cash and Cash Equivalents at end of period	$447,601	$147,922

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	(Unaudited)
	For the nine months ended
	December 31,
	2007	2006
		(restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$14,878	$7,376
Franchise and income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt conversion expense	135,825	-

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

Interim Reporting

The unaudited financial statements as of December 31, 2007, and for the three and nine month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.  Operating results for interim periods are not necessarily indicative of the results that can be expected for full years.

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

Principles of Consolidation

The consolidated financial statements for the quarter ended December 31, 2007 include the accounts of Cistera Networks, Inc. and its wholly-owned subsidiary XBridge Software, Inc.  XBridge Software, Inc. was acquired by the Company on May 27, 2005.

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

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable are comprised of the following at December 31, 2007 and March 31, 2007:

	(Unaudited)
	December 31,	March 31,
	2007	2007
Receivables Assigned to Factor	$259,390	1,023,280
Advances to (from) factor	(220,494)	(997,559)
Fees, expenses, & charges to reserve	(2,270)	(25,641)
Amounts due from factor	36,626	80
Unfactored accounts receivable	399,088	314,098
Allowances for returns and uncollectible accounts	(10,347)	-

	$425,367	$314,178

Pursuant to a factoring agreement with Allied Capital Partners L.P., effective December 2007, the Company is able to factor up to $1,500,000 of receivables at any one time at an 80% advance rate, with recourse against the Company in the event of a loss. The Company’s obligations to Allied are collateralized by all of the Company’s accounts receivable, chattel paper, general intangibles, supporting obligations, inventory and proceeds thereof. The term of the current agreement is for a period of twelve months with automatic twelve month renewals thereafter.

For the nine months ended December 31, 2007 and the twelve months ended March 31, 2007, the factoring charges amounted to 0.875% and 1.59%, respectively, of the receivables purchased.

Concentration of Credit Risk

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Inventory

Inventory consists of equipment that has been purchased but not yet shipped, shipped but not yet installed, and equipment that has been returned to the Company because the customer has cancelled the project or there were problems with the hardware. The inventory assets are recorded at cost.

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

In future earnings reporting, the Company will continue to provide the "booked" revenue figures, i.e., the amount based upon purchase orders (POs) received from customers and delivered to resellers, during the reporting period in addition to the new recognized revenue reporting policy.

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

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Depreciation and Amortization

Fixed assets are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets that range from three to seven years.  Fixed assets consisted of the following at December 31, 2007 and March 31, 2007:

	(Unaudited)
	December 31,	March 31,
	2007	2007
Computer Equipment	$203,595	$123,035
Trade Show Booth & Fixtures	15,637	10,641
Office Equipment	207,174	129,064
Property held under capital leases	10,205	10,205
Less accumulated depreciation	(200,383)	(150,899)

Total	$236,228	$122,046

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Total depreciation expense for the nine months ended December 31, 2007 and 2006 was $49,485 and $27,901, respectively.

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

Intangible Assets consisted of the following at December 31, 2007 and March 31, 2007:

	(Unaudited)
	December 31,	March 31,
Intangible Asset	2007	2007	Amortization Period
Intellectual Property	$2,717,755	$2,717,755	10 Years
Software Development	366,040	366,040	4 Years
Less accumulated amortization	(992,633)	(788,802)

Total	$2,091,162	$2,294,993

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

Total amortization expense for the nine months ended December 31, 2007 and 2006 was $203,832 and $243,767, respectively.

The estimated amortization for the next five years is as follows:

2008	$271,776
2009	271,776
2010	271,776
2011	271,776
2012	271,776
Total	$1,358,880

Earnings (Loss) per Share

Basic earnings (loss) per share has been computed by dividing the earnings for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

Diluted loss per common share for the nine months ended December 31, 2007 and 2006 is not presented as it would be anti-dilutive.  At December 31, 2007, the total number of potentially dilutive common stock equivalents was 10,399,356.  At December 31, 2006, the total number of potentially dilutive common stock equivalents was 3,557,058.

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

Stock Options

Effective April 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to April 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.  No stock options were granted to employees during the nine months ended December 31, 2007 or 2006 and accordingly, no compensation expense was recognized under APB No. 25 for the nine months ended December 31, 2007 or 2006. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 3 - CONCENTRATION OF RISK

For the quarter ended December 31, 2007, the Company receives approximately 36% of its gross revenues from its top three re-sellers.  This represents an increase in concentration of business from the 20% reported for the quarter ended December 31, 2006.  The loss of these re-sellers would adversely impact the business of the Company.

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

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and cause a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

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

The minimum future lease payments under this lease for the next five years are:

January 1, 2008 - March 31, 2008	$22,878
April 1, 2008 - March 31, 2009	94,357
April 1, 2009 - March 31, 2010	63,852
April 1, 2010 - March 31, 2011	-
April 1, 2011 - March 31, 2012	-
Total minimum future lease payments	$181,087

NOTE 6 - CAPITAL LEASE

On October 20, 2004, the Company entered into an agreement with Dell Financial Services to lease five laptop computers and a laser printer.  The lease is for a period of thirty-six months with a payment of approximately $369 per month.  The Company has an end of lease purchase option of $1.00.  The Company has capitalized a total of $10,205 under capital leases for the computers and printer in the financial statements.  The assets are depreciated over their related lease terms.  Depreciation of assets under capital leases is included in depreciation expense for the three months ended December 31, 2007.

As of December 31, 2007, there were no further payments due under this capital lease agreement.

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

NOTE 8 – LINE OF CREDIT

On May 18, 2007, the Company secured a line of credit with JPMorgan Chase Bank in the amount of $50,000.  The line of credit carries an interest rate of prime plus one half-point.  The line of credit is secured with a deposit guarantee of $50,000.  At December 31, 2007, the total amount outstanding on this line of credit was $17,534.

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 9 - RELATED PARTY TRANSACTIONS

On May 31, 2004, the Company received a loan of $55,755 from one of its executive officers.  The note carries an interest rate of 8% with a due date of December 31, 2005.  At December 31, 2007, the total amount of principal and interest due on this note was $7,691.

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

On March 31, 2006, the Company received a loan of $6,400 from one of its executive officers.  The note carries an interest rate of 8% and was due March 31, 2007.  At December 31, 2007, the total amount of principal and interest due on this note was $0.

On June 30, 2006, the Company received a short term loan of $16,434 from one of its executive officers.  At December 31, 2007, the balance of the loan was $0.

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

On April 5, 2007, the Company issued a Senior Unsecured Convertible Promissory Note in the principal amount of $30,000, and issued warrants to purchase 30,000 shares of the Company’s common stock to Derek Downs, an officer and director of the Company, in connection with the cancellation of an equal amount of the Company’s outstanding obligations. As of September 30, 2007, interest of $4,863 had been accrued on this Note.

On April 5, 2007, the Company issued a Senior Unsecured Convertible Promissory Note in the principal amount of $70,779, and issued warrants to purchase 70,779 shares of the Company’s common stock to Gregory Royal, an officer and director of the Company, in connection with the cancellation of an equal amount of the Company’s outstanding obligations. As of September 30, 2007, interest of $11,472 had been accrued on this Note.

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

At December 31, 2005, a number of note holders opted to convert their debt as provided in their note agreements.  The total number of shares issued due to this conversion was 946,392.  The amount of principal represented by these shares was $859,000.  The amount of accrued interest represented by these shares was $87,392.  At March 31, 2006, three note holders opted to convert their debt as provided in their note agreements.  The total number of shares issued due to this conversion was 67,785.  The amount of principal represented by these shares was $57,000.  The amount of accrued interest represented by these shares was $10,785.  These notes converted at $1.00 per share.    At August 31, 2006, one note holder who had previously converted most of his outstanding debt opted to convert the outstanding balance.  The total number of shares issued due to this conversion was 4,034.  The remaining amount of principal represented by these shares was $1,000.  The amount of interest earned on his original note represented by these shares was $3,034.  At December 13, 2006, one note holder opted to convert their outstanding balance.  As of December 31, 2007, there were 17,931 shares to be issued at $1.00 per share to convert principal of $15,000 and accrued interest of $2,931.  At December 13, 2006, two note holders opted to convert their outstanding balance to the second private placement.  The total amount converted was $56,071.  During the nine months ended December 31, 2007, the Company paid $66,860 of principal and $9,770 of accrued interest towards these notes.  At December 31, 2007, there was $92,140 of principal and $29,480 of interest due on these notes. During the quarter ended September 30, 2007, the company elected to compensate note holders who had opted to convert debt into shares of common stock which had not completed registration with the SEC as of the date the notes became due and payable on December 13, 2006. The amount offered to, and accepted by, the shareholders was $135,825, payable in the form of additional shares of common stock. In August 2007, the company accrued a liability for the amount of this debt conversion expense, pending the issuance of the additional shares. On January 11, 2008, the Company issued 134,462 shares of common stock at the agreed upon conversion rate of $1.01, and paid $19 in cash for fractional shares in settlement of this liability. The total amount of principal and interest due at December 13, 2006 was $214,019.

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 11 - CONVERTIBLE DEBT (continued)

During the nine months ended December 31, 2007, the Company paid $66,860 of principal and accrued interest of $9,770 towards these notes.  At December 31, 2007, there was $92,140 of principal and $29,481 of interest due on these notes.

The Company issued and sold a second offering of Senior Unsecured Convertible Promissory Notes.  This second offering mirrors the terms of the previous Private Placement Funding as stated above, except for the conversion of stock and interest is set at a fixed rate of $0.75 per share, and the warrants are exercisable at an exercise price of $1.00 per share.  The notes and accrued interest are due and payable two years from the date of the note.  Effective April 5, 2007, the Company sold an aggregate of $3,498,776 in principal amount of Senior Unsecured Convertible Promissory Notes, and issued warrants to purchase 3,498,776 shares of the Company’s common stock. Of the $3,498,776 in Notes, $2,815,000 in principal amount of Notes were issued for cash, and $683,776 in principal amount of Notes were issued in connection with the cancellation of an equal amount of the Company’s outstanding obligations. Included in the outstanding obligations that were cancelled were $110,279 of obligations to principal officers and directors in the following amounts: Greg Royal $77,779; Derek Downs $30,000; Jim Miller $9,500.

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 12 - STOCK OPTIONS

As of December 31, 2007, 190,000 of the total stock options are not exercisable, as they are not yet formally approved.

The following table sets forth the options outstanding as of March 31, 2007.

		Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value

Options and warrants outstanding, March 31, 2006	2,532,584	$1.29	$1.43
Warrants outstanding from Private Placement	1,842,690	1.00	1.00
Granted, Exercise price more than fair value	-	-	-
Granted, Exercise price less than fair value	-	-	-
Expired	(51,814)	-	-
Exercised	(192,831)	0.18	-
Options and warrants outstanding,
March 31, 2007	4,130,629	$1.04

The following table sets forth the options outstanding as of December 31, 2007.

Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value

Options and warrants outstanding, March 31, 2007	4,130,629	$1.04	$1.43
Warrants outstanding from Private Placement	1,656,088	1.00	1.00
Granted, Exercise price more than fair value	-	-	-
Granted, Exercise price less than fair value	-	-	-
Expired	-	-	-
Exercised	-	-	-
Options and warrants outstanding,
December 31, 2007	5,786,717	$1.03

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 12 - STOCK OPTIONS (continued)

Exercise prices for optioned shares outstanding as of December 31, 2007 ranged from $1.10 to $2.00. A summary of these options by range of exercise prices is shown as follows:

				Weighted-	Weighted-
	Option /	Weighted-	Shares/	Average	Average
	Warrants	Average	Warrants	Exercise Price	Contractual
Exercise	Shares	Exercise	Currently	Currently	Remaining
Price	Outstanding	Price	Exercisable	Exercisable	Life

2.00	700,000	2.00	700,000	2.00	1 years
.23	81,353.23		81,353.23		5 years
.46	325,564.46		325,564.46		2 years
.46	189,822.46		189,822.46		2 years
1.30	990,200	1.30	990,200	1.30	2 years
1.00	1,842,690	1.00	1,842,690	1.00	5 years
1.00	1,656,088	1.00	1,656,088	1.00	5 years

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the quarter ended December 31, 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of April 1, 2007:

United States (a)	2003 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 15 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Cistera Networks, Inc. has determined the need to restate its historical financial statements for the quarter ended September 30, 2007. The restatement is required because of an error made in accounting for debt conversion expenses related to a private placement, and an error made in accounting for outstanding shares of common stock from the corporate restructuring in August 2004. The required restatement also includes a balance sheet reclassification of accrued interest on convertible debt that is due in more than one year from current liabilities to long-term liabilities.

The restatement will not affect reported cash balances or liquidity. The effect on the second quarter of fiscal year 2008 will be a $135,825 increase in the reported net loss, and an increase of 284,516 in the number of ending and weighted average common shares outstanding as of September 30, 2007. Basic and diluted loss per share for the three and six month periods ended September 30, 2007 will increase by $0.01, to $0.08 and $0.13 per share, respectively. The restatement of debt conversion expenses will not affect gross profit and gross profit margins.

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 15 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Rigorous new financial and accounting processes and procedures that have been implemented as a result of the internal review by management in the second quarter of fiscal year 2008 are expected to ensure proper accounting for debt conversion expenses and shareholders equity in the future.

The Company intends to file an amended quarterly report containing the restated financial results with the Securities and Exchange Commission. The restated financial results for the second quarter of fiscal year 2008 and the 10-QSB for the second quarter of fiscal year 2008 will be filed no later than January 25, 2008. The restatement of financial results will also require the Company to file a new amendment to the effective registration statement the Company previously filed with the Commission.

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

During the quarter the company continued to focus on two initiatives that offer significantrevenue growth opportunity for the company.  The first initiative is the Cisco Industry Solution Partner Network (ISPN).  Cisco Systems launched its ISPN program that is designed to streamline the design of IP communications solutions that incorporate robust features and functionality such as those delivered by the Cistera platform, and provide incentives to partners that incorporate these applications solutions into deployments.  Cistera Networks was one of the first applications providers certified in the program and the only platform approved across the Government, Education, Healthcare and Financial Services vertical markets.  The second initiative is a hosted solution for providing IP application services to customers who prefer that their system be managed by an outsourced provider rather than owning and managing it themselves.  We introduced our platform at the Sylantro Global Summit for use by Service Providers that want to offer hosted IP application services.

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

Quarter Summary

While the Company's reported revenues were insufficient to support operations and it reported a net loss of $1,177,794 in this period, the actual cash flow for the period enabled the Company to support operations with a draw of $585,000 from the funds raised in the private placement that closed in April 2007.

Sales and marketing costs for this quarter totaled $349,722 representing  34.6% of total bookings, 56.5% of total reported revenues, and 23.9% of total operating expenses. This compares to a total of $113,631 for the same quarter last year, representing 17.2% of total bookings, 18.9% of total reported revenues, and 16.5% of total operating expenses.

	(Unaudited)	(Unaudited)
	For three months ended	For three months ended
	December 31,	December 31,
	2007	2006
		(restated)
Sales and marketing expense	$349,722	$113,631

Total orders received/booked	$1,010,000	$660,000
Percent of total orders received	34.6%	17.2%

Total reported revenue	$618,761	$601,871
Percent of total reported revenue	56.5%	18.9%

Total operating expenses	$1,465,970	$688,950
Percent of total operating expenses	23.9%	16.5%

On an annualized basis, we expect marketing and sales costs to continue to track with total bookings in the future as we seek to add and manage more customers, increase sales and marketing programs to enable our VAR channel, build brand awareness and increase the number of web-based seminars and sponsored events.  As the Company develops support for additional platforms, we anticipate that the Company will increase visibility through participation in future industry events.  While we also anticipate that the Company will continue to leverage some of the marketing programs funded by large technology and VAR partners, the Company’s participation will be reflected in increased sales and marketing costs.

The Company’s sales continue to show diversification across industries.  Sales for the quarter ended December 31, 2007 were distributed among six primary vertical markets in the following percentages: financial services 17.72%, healthcare 4.95%, government 14.91%, education 31.20%, manufacturing 3.30%, management and retail 19.52%.  The Company has continued to reduce dependency on any single reseller as it has continued to expand its VAR relationships.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated statements of financial operations, in their entirety.

OVERVIEW OF RESULTS OF OPERATIONS FOR THIRD QUARTER FISCAL 2008, ENDED DECEMBER 31, 2007

The Company recognized $618,761 in revenue for the quarter, a 30.8% decrease from the previous quarter, and a 2.8% increase over the $601,871 reported for the same period last year.  The Company received over $1 million in orders for the quarter, and invoiced $875,391.  The amount invoiced includes orders received in the previous quarter that were not shipped until the current quarter.  The Company recognized revenues of $618,607 for the quarter from projects that were fully installed and implemented.  Revenues for a number of the projects that were near full completion at the end of the quarter have not yet been recognized.

During the current reporting period, we uncovered an error in the recognition of debt conversion expense incurred during the second quarter of fiscal year 2008, and an error in accounting for outstanding shares of common stock from the corporate restructuring in August 2004. We also identified an error in the classification of accrued interest on convertible debt that was due in more than one year.

Accordingly, on January 25, 2008, Form 8-K was filed with the SEC informing it of management’s intention to amend the financial report for that period.  All reported amounts in this filing, and all comparisons reflect the amendments that were made and reported.

The Company continued to add personnel to support increased demand anticipated from its participation in Cisco’s Industry Solutions Partner Network, and development of its platform to support hosted solutions provided by Sylantro Systems.

Gross profit during the quarter was $520,260, or 84.1% of revenues.  Gross profit for the previous quarter was $701,511 or 78.5% of revenues, and for the same period in fiscal year 2007, it was $509,312 or 84.6% of revenues.  The Company's software revenue results in higher margins than hardware revenue. Because a substantial portion of the Company's revenues are derived from software sales, our gross margins are positively impacted.

Management expects that as sales continue to ramp up, margins will remain above 75 percent.

As expected, the Company's revenues were insufficient to support operations and the Company sustained a net loss in this period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, the Company had cash, cash equivalents and short-term marketable securities of $447,601, as compared to $842,566 at September 30, 2007 and $147,922 at December 31, 2006.  At December 31, 2007, the Company had accounts receivable of $425,367, as compared to $591,020 at September 30, 2007 and $464,718 at December 31, 2006. Current notes and accounts payable and accrued liabilities totaled $1,572,707, as compared to $820,134 at September 30, 2007 and $2,018,481 at December 31, 2006. Deferred revenue was $1,047,001, as compared to $867,875 at September 30, 2007 and $558,645 at December 31, 2006 (as restated).

The $394,965 decrease in cash and cash equivalents during the third fiscal quarter is attributable to the investment in personnel and other resources to support the future growth expectations for the business.

The $165,653 decrease in accounts receivable during the third fiscal quarter is attributable to the factoring of $259,390 of receivables. Without this factoring, the balance in receivables would have been higher than the level at the end of the prior quarter.

The $752,573 total increase in current notes and accounts payable and accrued liabilities during the third fiscal quarter is due to $530,850 of convertible debt from the second private placement that became due within twelve months as of December 31, 2007 and was reclassified from long-term liabilities to current liabilities. In regards to this increase, the company anticipates that the majority of noteholders will convert this debt to equity at a rate comparable to the greater than 90% level achieved with the first private placement. Another $186,580 of the overall increase is due to commissions that were payable to the Company’s sales force. The increase in commissions was due to the one-time impact of a liability accrued for past services rendered, and commissions earned by the sales force during the third fiscal quarter under the Company’s newly restructured sales compensation plan.

The majority of the $179,126 increase in deferred revenue during the third fiscal quarter is due to payment received for support and maintenance services. The Company’s experience has shown that the cost of rendering support and maintenance services is minimal in relation to the revenue to be recognized over the life of the support agreements. Increases in deferred revenue attributable to support and maintenance services represent an expansion of the recurring revenue component of the company’s future earnings.

From the start of operations in May 2003 through the end of the current quarter, operations have been funded primarily through sales, financing obtained from private investors, and from two private placements.

The Company does not have any special purpose entities, and other than operating leases for office space and computer equipment, which are described below, the Company does not engage in off-balance sheet financing arrangements. The Company does have a bank line of credit with Chase bank for $50,000 and has a factoring agreement with Allied Capital Group whereby Allied Capital will purchase, with recourse, up to $1.5 million of receivables.  These agreements enable the Company to smooth its cash-flow cycles and to expand its capability to fund manufacturing credit requirements. At December 31, 2007, a total of $17,534 was outstanding on the Chase line of credit, and $259,390 of receivables had been factored with Allied Capital.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the reporting period, December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness and design and operation of the disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.  During the course of that evaluation, errors requiring the restatement of the previous fiscal quarter financial statements that were filed with the SEC on November 19, 2007 were identified. The restatement is required because of an error made in accounting for debt conversion expenses related to a private placement, and an error made in accounting for outstanding shares of common stock from the corporate restructuring in August 2004. The required restatement also includes a balance sheet reclassification of accrued interest on convertible debt that is due in more than one year from current liabilities to long-term liabilities. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are not effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. Based upon these findings, action is currently being taken to remedy this situation through a combination of personnel and process solutions.

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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