Form 10KSB
period 2008-03-31
Cistera Networks, Inc.
filed 2008-08-15
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: March 31, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission file number: 0-17304

Cistera Networks, Inc.
(Name of small business issuer in its charter)

Nevada	91-1944887
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

6509 Windcrest Drive, Suite 160, Plano, Texas  75024
(Address of principal executive offices)  (zip code)

Issuer's telephone number                               (972) 381-4699

Securities registered under Section 12(b) of the Act:  NONE
Securities registered under Section 12(g) of the Act:

Common Stock Par Value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes []  No [X]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Total revenues for fiscal year ended March 31, 2008 - $2,874,615

At August 5, 2008, the aggregate market value of all shares of voting and non-voting common equity held by non-affiliates was approximately $5.8 million.  In determining this figure the issuer has assumed that all directors and the named executive officer are affiliates.   This assumption shall not be deemed conclusive for any other purpose.

The number of shares outstanding of each class of the issuer's common equity, as of August 5, 2008, was as follows: 17,038,068 common shares, $.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

EXPLANATORY NOTE

As previously disclosed in a Form 8-K filing, dated August 6, 2008, the Board of Directors of the Company, in consultation with management and an independent consultant engaged by management, concluded that the Company’s financial statements as of and for the fiscal year ended March 31, 2007 and the interim financial statements as of and for the quarters ended June 30, 2007 and 2006, as of and for the quarters and six month periods ended September 30, 2007 and 2006 and as of and for the quarters and nine month periods ended December 31, 2007 and 2006 should not be relied upon.  Accordingly, the Company has restated the financial statements for the year ended March 31, 2007 contained in this Annual Report on Form 10-KSB filing.  The Company intends to restate and refile its Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 and restate and refile its Quarterly Reports on Form 10-QSB for the periods ended June 30, 2007, September 30, 2007 and December 31, 2007 in a reasonably practicable time period.

The Company is restating its Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the year ended March 31, 2007 contained in this Annual Report on Form 10-KSB to reflect: (i) a correction in its accounting for its Senior Unsecured Convertible Promissory Notes and detachable warrants issued in private placements during the period from December 2004 to April 2007 (the “PP1 Notes,” “PP1 Warrants,” “PP2 Notes” and “PP2 Warrants”) and (ii) share-based compensation related to employee stock options.  The Company has concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal years 2007 and 2008, and its recording of share-based compensation for fiscal year 2007 were incorrect, and that the necessary adjustments were material to the fiscal year 2007 consolidated financial statements.

further discussion of the restatement of the fiscal year 2007 financial statements is contained under “Part II, Item 6 – Management’s Discussion and Analysis or Plan of Operations and Small Business Issuer Purchases of Equity Securities” and in the Notes to the consolidated financial statements of this Report.

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

BACKGROUND

Cistera Networks, Inc. (“we” or “the Company”) was incorporated in Delaware on April 15, 1987, under the name of I.S.B.C. Corp.  The Company subsequently changed its name first to Coral Companies, Inc., and then to CNH Holdings Company.  Domicile was changed to Nevada in 1997.  The Company conducted an initial public and secondary offerings during the 1980's.  On June 15, 1998, the Company acquired Southport Environmental and Development, Inc.  This acquisition, however, was subsequently rescinded by agreement between the parties and made a formal order of the court effective April 19, 2000.  This order put the Company in the position that it occupied at June 14, 1998, as if none of the actions that had occurred from that time to the date of rescission had transpired.

The Company was in the development stage from January 1, 1992 to May 5, 2003.  On May 5, 2003, the Company formed Corvero Networks, Inc., a Florida corporation as a wholly owned subsidiary to acquire the use of certain technology known as the XBridge Technology.  This technology was used as its principal component of the Corvero Convergence Platform.  The acquisition was accomplished by entering into a license agreement with XBridge Software, Inc., a Delaware corporation.

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

On September 27, 2005, we changed our name to Cistera Networks, Inc.

BUSINESS OVERVIEW

We provide an Enterprise Application Server for IP Communications that provides an enterprise platform for the delivery of advanced application services, like recording, monitoring and quality reporting for quality assurance and compliance requirements; as well as broadcasting across IP phones, cell phones, overhead speakers and two-way radios for event alerting and notification requirements.  The solutions are used by organizations of all sizes—large enterprises, small and mid-sized organizations, both in the commercial and public sectors.  We offer our solution sets predominately using a perpetual license and maintenance fee model, with increasing movement to an annuity pricing structure for hosted application services delivery (also referred to as Software-as-a-Service or SaaS).

In 2007, we began efforts to offer our solution sets in partnership with SIP-based Hosted Service Providers (HSP) like AT&T, Qwest, British Telecom, and other telco providers. We have engaged in rolling out these offerings with two basic models: a license subscription model and a revenue share model. We are currently in trials with HSP vendors to evaluate how best to deliver these services to end-users. These environments are significantly more complex and demanding than customer based solutions. Competitive Local Exchange Carriers (CLECS) must conform to a more rigorous regulatory environment including a higher degree of reliability and availability than what is required from an enterprise installation. Cistera currently is working towards meeting all the requirements of this environment.

Our objective is to be the leading provider of enterprise application platforms that enhance the ability of organizations to integrate key business processes into their communications infrastructure. Our software-based solutions are delivered on our flexible, open-standards-based platform known as the Cistera ConvergenceServer™ (CCS). This allows administrators to centrally manage advanced applications services for IP telephony environments across large single-site and multi-site private voice/data networks.  Because our solutions enable organizations to coordinate, collaborate and improve their customer facing interactions and processes, we have found that our convergence solutions are considered complimentary to the solutions offered by IP telephony providers such as Cisco, Nortel, Sylantro and Avaya, to increase the overall return on investment (ROI) and value contribution associated with IP based telephony systems.

This has allowed us to establish strong cooperative relationships with IP telephony solution providers, as well as large value added resellers (VARs) and systems integrators (SIs) focused on delivering advanced IP telephony systems and services.

We began operations in May 2003, and first introduced our convergence solutions in September 2003.  We initially offered our solutions at discounted prices, to seed the market and to establish a reference-able customer base.  From May 2003 through June 2005, we staffed our operations, grew our reseller channel, built our infrastructure, created, marketed and delivered our solutions and obtained an initial base of paying customers.  From January 2005 to the present time, we increased expansion efforts into Canada and Europe.  Our revenues grew from $1,932,838 in fiscal 2007 to $2,874,615 in fiscal 2008, an increase of 48.7%.

Currently, we offer new customers a variety of packaged applications and platform tools for industry-specific requirements.  We market and sell our software and hardware solutions through a VAR channel.  To ensure growth scalability, our VAR channel is being trained to deliver professional services for standard installations, which we believe will allow us to focus on advanced professional services for complex installations.

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

We also plan to aggressively pursue an annuity-based business through offering our solutions through traditional perpetual license, maintenance and service fees; subscription based and revenue share opportunities with our hosted partners and through our own efforts. Currently over 20% of our business is recurring revenue and we expect this number to grow significantly over time.

We currently have 32 employees, including part-time employees, located predominately in North America.

CERTAIN RISK FACTORS

Business risk factors

We cannot be certain that our revenues will continue to grow or that we will achieve profitability in the future.  We cannot accurately predict our future growth rate, if any, or the ultimate size of our market. Our ability to increase revenues and achieve profitability depends on a number of factors outside of our control, including the extent to which:

Þ
Our products and solutions are complex and are deployed in a wide variety of network environments. The proper use of our software requires extensive training and, if our software products are not used correctly or as intended, inaccurate results may be produced. Our products may also be intentionally misused or abused by clients who use our products. The incorrect or improper use of our products or our failure to properly provide training, consulting, implementation and maintenance services to our clients may result in losses suffered by our clients, which could result in negative publicity and product liability or other legal claims against us.

Þ
We rely on technology and marketing relationships with major PBX vendors including Cisco, Sylantro, Nortel and others. We are required to maintain a certification level with these vendors in order to be recommended as a solution. These requirements may change over time and, as a result, we might be forced to limit the features available in our current or future product offerings and the commercial release of our products could be delayed.

Þ
We are expanding our offerings to include hosted service providers who offer our solutions on a subscription model to end-users. As a result we will become subject to increased regulatory burdens including warranty and certification requirements for participation in public communications networks. We might, as a result, be forced to limit the features available in our current or future product offerings and the commercial release of our products could be delayed.

Þ
We are expanding our offerings to include federal governments as well as state and local governments. As a result we will become subject to increased regulatory burdens including warranty and certification requirements for participation in government procurement networks. We might, as a result, be forced to limit the features available in our current or future product offerings and the commercial release of our products could be delayed within the government sector.

Þ
We integrate various third party software products as components of our products. We utilize third party software products to enhance the functionality of our products. Our business could be disrupted if functional versions of this software were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to spend additional capital to either redesign our software to function with alternate third party software or develop these components ourselves. We might, as a result, be forced to limit the features available in our current or future product offerings and the commercial release of our products could be delayed.

Þ
As our market opportunities change, our reliance on particular distribution channels or other partners may increase, which may negatively impact gross margins. There can be no assurance that we will be successful in maintaining or expanding these channels. If we are not successful, we may lose sales opportunities, customers and market share. In addition, some of our distribution channels or our other partners are suppliers of telecommunication infrastructure equipment.

Þ
We rely on a combination of patent, trade secret, copyright and trademark law, together with non-disclosure and non-competition agreements, as well as third party licenses to establish and protect the technology used in our systems. However, we cannot assure you that such measures will be adequate to protect our proprietary technology, that competitors will not develop products with features based upon, or otherwise similar to our systems, or that third party licenses will be available to us or that we will prevail in any proceeding instituted by us in order to enjoin competitors from selling similar products. Although we believe that our products do not infringe upon the proprietary rights of third parties, we cannot assure you that one or more third parties will not make a contrary claim or that we will be successful in defending such claim.

Þ
Certain of our software products contain a limited amount of open source code and we may use more open source code in the future. Open source code is code that is covered by a license agreement that permits the user to liberally use, copy, modify and distribute the software without cost, provided that users and modifiers abide by certain licensing requirements. The original developers of the open source code provide no warranties on such code. As a result of our use of open source software, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source code and we may incur expenses in defending claims that we did not abide by the open source code license. If we are not successful in defending against such claims, we may be subject to monetary damages or be required to remove the open source code from our products. Such events could disrupt our operations and the sale of our products, which would negatively impact our revenues and cash flows. In addition, under certain conditions, the use of open source code to create derivative code may obligate us to make the resulting derivative code available to others at no cost. The circumstances under which our use of open source code would compel us to offer derivative code at no cost are subject to varying interpretations. If we are required to publicly disclose the source code for such derivative products or to license our derivative products that use an open source license, our previously proprietary software products may be available to others without charge. If this happens, our customers and our competitors may have access to our products without cost to them, which could harm our business. We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. The use of such open source code, however, may ultimately subject some of our products to unintended conditions so that we are required to take remedial action that may divert resources away from our development efforts.

Þ
Many of our customers use our solutions to record and to store recordings of commercial interactions. These recordings are used to provide back-up and verification of transactions and to guard against risks posed by lost or misinterpreted voice communications. These customers rely on our solutions to record, store and retrieve voice data in a timely, reliable and efficient manner. If our solutions fail to record our customers’ interactions or our customers are unable to retrieve stored recordings when necessary, we may be subject to liability and our reputation may be harmed. Although we attempt to limit any potential exposure through quality assurance programs, insurance and contractual terms, we cannot assure you that we will eliminate or successfully limit our liability for any failure of our recording and storage solutions.

Financial risk factors

In addition to the other information in this report, the following factors should be considered in evaluating our business and financial condition. We believe the risks and uncertainties described below may materially affect our liquidity and operating results. There also could be additional risks and uncertainties that we are currently unaware of, or that we are aware of but currently do not consider material. These could become important in the future or prove to be material and affect our financial condition or results of operations.

Our ability to continue as a going concern is in doubt and we may not be successful in generating revenue and gross profit at levels sufficient to cover our operating costs and cash investment requirements.

Our consolidated financial statements as presented in Item 7 “Financial Statements” of this Report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the fiscal year ended March 31, 2008, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, the substantial losses from operations that we have incurred since inception, our current liquidity position, net losses of approximately $5.2 million for the fiscal year ended March 31, 2008, which included non-cash charges of $1.9 million related to amortization of discounts associated with our sale and issuance of Senior Unsecured Convertible Promissory Notes in the fiscal year 2005 (the “PP1 Notes”) and fiscal years 2007 and 2008 (“the PP2 Notes”), negative working capital (current liabilities in excess of current assets) of $3.0 million as of March 31, 2008 and other factors described in Note 1 to our consolidated financial statements and included in “Item 6 Management's Discussion and Analysis or Plan of Operations.” Accordingly, as of March 31, 2008, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations.

In our “Customer Premise Equipment” (CPE) segment, we continue to focus on growing our volume with our top resellers. By instituting a new partner program that focuses resources on the top producing reseller partners, the Company can increase revenues while optimizing sales support and fulfillment resources. Our “Hosted” segment is still in the development phase and is not expected to contribute revenue until the third quarter of fiscal year 2009. If we are not successful in these initiatives, it may be necessary to reduce costs, primarily through personnel cuts.

Ongoing concerns about our financial condition could also impact our dealings with third parties, such as customers, suppliers and creditors, and the continuation of such concerns could have a material adverse effect on our business and results of operations in the future. Future liquidity issues could prevent us from making timely payments to our suppliers which could restrict our ability to obtain products and meet our customers’ demands, which could materially and adversely impact our revenue, results of operations and financial condition, our competitive position in our market, and possibly our ability to continue operations.

We may need to raise additional capital to fund our operations.

The majority of the capital in our business has been funded through convertible debt borrowings under two private placements (the “PP1 placement” and the “PP2 placement”). To fund future investment in our emerging hosted business and to provide us with additional working capital, in June of 2008, we completed a short-term incentive inducement program (the “Short Term Investment Incentive Plan” or “STIIP”) for the private placement participants. The STIIP, which concluded on June 24, 2008, significantly reduced our outstanding debt, provided approximately $897,000 in new cash investment, and has positioned us for future growth.

Also as part of the STIIP and under the same pricing terms, net of the placement agent fees, Roaring Fork Capital Partners (“Roaring Fork”), an investor in the PP2 placement, converted approximately 80% of their PP2 Notes, representing approximately $1.1 million including accrued interest and penalties, and all of their 1.3 million PP2 Warrants, representing approximately $400,000 in cash proceeds. Additionally, we agreed with Roaring Fork to execute an agreement that waived the registration requirement in exchange for 58,777 shares of our common stock. After the funding from the STIIP, we still have principal and accrued interest debt on our PP2 Notes of approximately $1.3 million that are due in December 2006 and April 2009.

Our current and primary source of cash availability is a credit facility with a “factoring” institution, Allied Capital, in the amount of $1.5 million that is based upon factoring of our accounts receivable. We believe that this liquidity source is adequate to enable us to manage our cash position for operations, assuming that we operate at current gross profit levels and that Allied Capital continues to provide us with liquidity as they have done historically. However, there can be no assurance that we will operate at sufficient gross profit levels or that Allied Capital will continue to provide us with liquidity, in which case it would be necessary to further cut costs, raise additional debt or equity capital, or sell assets. Additionally, based on our current liquidity, we may need to raise additional capital to pay the outstanding convertible notes due to the PP2 placement investors in April 2009. No assurance can be given that additional financing will be available or that, if available, it will be on terms favorable to us.

Due to the “project based” nature of our Customer Premise Equipment (CPE), or “Enterprise” segment, and the early stage” of our Service Provider Equipment (SPE) or “Hosted” segment, we have difficulty predicting revenue for future periods, which may result in expense levels unsupported by actual revenues.

We have experienced, and expect to continue to experience, significant period-to-period fluctuations in our revenue and operating results. As a consequence, our financial results from any one period may not be indicative of results that will be realized in future periods.

A number of factors may contribute to fluctuations in our revenue and operating results. Significant among these factors is the increasing size of individual customer orders received; we have received orders of more than $500,000 in a single transaction. The timing of large orders from customers and the product integration cycle of those orders can cause significant fluctuations from period to period. Other factors include the tendency of customers to change their order requirements frequently with little or no advance notice to us; deferrals of customer orders in anticipation of new products, services, or product enhancements from us or our competitors; and the rate at which new markets emerge for products we are currently developing. Additionally, our “Hosted” segment is still in an “early stage,” and has yet to produce revenue.

All of our sales are currently to customers operating Cisco IP telephony environments, and if we were to lose the relationship with Cisco, our sales would decline significantly.

All of our fiscal year 2008 consolidated sales were to Cisco customers. While we currently enjoy a very strong relationship with Cisco, it is not guaranteed that the partnership will continue.  We have achieved successful verification testing and intend to maintain the approved status as a Technology Development Partner (TDP) with Cisco, but we cannot guarantee that the relationship could not weaken or cease to exist at the current level.

Our operations currently rely on continued access to our accounts receivable factoring instrument and to trade credit from suppliers. If we lose access to such financial instruments, our operations may be significantly impaired.

Funds available to us under the credit line with Allied Capital are limited by the amount of eligible accounts receivable we hold at any given time. Additionally, fluctuations in the timing of customer orders can adversely affect our ability to draw on the line when required. Allied Capital may declare the loan in default if we do not meet certain financial covenants. Although we have not been in default under the covenants in the past; if we were to default under the covenants and were unable to obtain a waiver, and if Allied Capital were to accelerate the loan, we would need to obtain cash from other sources to repay the loan.

Further, we purchase over half of our products from one supplier—Equus Computer Systems. (“Equus”). Equus provides Cistera with a line of credit equal to 30 days of typical hardware purchase activity to meet the needs of Cistera’s normal business requirements.  Equus has also provided additional lines of credit to support larger purchase order demands on a “one-off basis” as requested by the Company.  These additional lines of credit are typically subject to faster re-payment terms than our standard line of credit facility.  We purchase most of our other products from our other suppliers on open trade credit terms. Equus and most of our suppliers set dollar limits on the trade credit they will afford us at any given time. If Equus or our other significant suppliers were to cease to sell to us on trade credit terms, or were to substantially lower the credit limits they have set on our open accounts, we would need to accelerate our payments to those vendors, creating additional demands on our cash resources, or we would need to find other sources for those goods.

We have experienced a material weakness in our internal controls. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which could negatively impact the value of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results may be negatively affected. On August 4, 2008, our Board of Directors concluded that it was appropriate to restate our financial statements as of and for the fiscal year ended March 31, 2007 to reflect: (i) a correction in its accounting for its PP1 Notes, PP1 Warrants, PP2 Notes and PP2 Warrants and (ii) share-based compensation related to employee stock options.  The Company has concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal years 2007 and years 2008 and its recording of share-based compensation for fiscal year 2007 were incorrect, and that the necessary adjustments were material to the fiscal year 2007 consolidated financial statements.  We evaluated the impact of this restatement on our assessment of internal control over financial reporting and concluded that the control deficiency related to the accounting for, and reporting of, convertible debt, detachable warrants, beneficial conversion features related to financial instruments and shares-based compensation represented a material weakness as of March 31, 2008.

To remediate the aforementioned deficiencies, and to strengthen internal control over financial reporting for these issues, we engaged an independent consultant to conduct a full analysis on the historical accounting  and disclosure related to these issues.  In addition to restating our fiscal year 2007 financials, we terminated our CFO and intend to initiate a search for a new CFO.  In addition, we will review accounting procedures over the evaluation and application of relevant accounting pronouncements, rules, regulations and interpretations at the time these transactions, or other complex transactions, are contemplated and completed. These additional procedures include consultation with outside resources as may be deemed appropriate.

We cannot be certain that these measures, and any other steps we may take, will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operations or results or cause us to fail to meet our reporting obligations. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock or could affect our ability to access the capital markets.

The amortization of the discount on our PP2 Notes significantly affected earnings for the fiscal year ending March 2008 and will adversely affect earnings in future periods and may negatively impact the share price of our common stock.

As of March 31, 2008, we had an unamortized discount on our PP2 Notes of approximately $1.4 million, all of which will be amortized to expense during the 2009 fiscal year.  $1.2 million was expensed as of the completion of the STIIP in June 2008.

There are risks associated with introducing new products. If we are not successful with those product introductions, we will not realize on our investment in developing those products.

Development on the first version of our hosted solution was completed as of March 31, 2008, and field trials are intended to begin in the first quarter of fiscal 2009.

We will continue to evaluate opportunities to develop other product solutions, and if we choose to develop other such products we will incur expenses in those development efforts. Market acceptance of new products may be slow or less than we expect. Our products also may not perform in a manner that is required by the market, or our competitors may be more effective in reaching the market segments we are targeting with these products. Slow market acceptance of these products will delay or eliminate our ability to recover our investment in these products. During any period that we unsuccessfully seek to market these products, we will also incur marketing costs without corresponding revenue.

Our ability to grow our business depends on relationships with our Value-Added Resellers. If we were to lose those relationships, we could lose our ability to sell our products.

Most of our revenues come from our ability to sell products and services to our channel partners (“Resellers” or “Value-Added Resellers (VARS)”) that, in turn, resell our solutions to their customers.  This dependency means that if the relationships were lost, our ability to generate revenue and profits would be severely impacted. While our relationships change from time to time, some of our most significant channel partners at this time are AT&T, INX, NETech, Dimension Data, Calence/Insight.  If a given channel partner changes its marketing strategy and de-emphasizes its use of solutions offered by us, our ability to generate revenue from our products would diminish and our operations and results of operations would be materially and adversely affected.

We are a relatively small company with limited resources compared to some of our current and potential competitors, which may hinder our ability to compete effectively.

Some of our current and potential competitors have longer operating histories, significantly greater resources, broader name recognition, and a larger installed base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements.

We may be unable to hire and retain key personnel.

One of the keys to our future success depends on our ability to attract qualified IP Communications technology personnel. We may be unable to attract these necessary personnel. If we fail to attract or retain skilled employees, or if a key employee fails to perform in his or her current position, we may be unable to generate sufficient revenue to offset our operating costs.

We have a thinly-traded stock and public sale of shares by any major shareholder could cause the market price of our shares to drop significantly.

As of March 31, 2008, the three-month average daily trading volume was approximately 7,600 shares, with many days having no trades (-0- share volume).  If any large shareholder were to begin selling shares in the market rather than hold all of those shares over a longer term, the added available supply of shares could cause the market price of our shares to drop. Furthermore, in light of the large number of shares being held by some shareholders at a generally lower acquisition cost of those shares through the STIIP, some shareholders could be willing to sell shares at a price lower than the currently prevailing market price, thereby depressing that price.

The sale of securities by investors in the private placement could cause dilution of existing holders of our common stock by decreasing the price of our common stock.

The market price of our common stock could be adversely affected by sales of substantial amounts of common stock in the public market from investors in the PP2 placement, including Roaring Fork Capital, by the perception that those types of sales could occur or by the fact or perception of events which would have a dilutive effect on the market for our common stock. As of August 5, 2008, we had approximately 17.0 million shares of our common stock outstanding. If all of our outstanding convertible promissory notes (“PP1 Notes” and “PP 2 Notes”)were converted and all of our outstanding options and warrants were exercised, we could have up to approximately 20.2 million shares of common stock outstanding. Future transactions with other investors, if any were to occur, could further depress the price of our common stock because of additional dilution.

We could issue preferred stock that could adversely affect the rights of our common stockholders.

We are authorized to issue up to 1,000,000 shares of our preferred stock, $0.001 par value per share. Our articles of incorporation give our board of directors the authority to issue preferred stock without approval of our common stockholders. We may issue preferred stock to finance our operations or for other purposes. We may authorize the issuance of our preferred stock in one or more series. In addition, we may set several of the terms of the preferred stock, including:

•	dividend and liquidation preferences,
•	voting rights,
•	conversion terms and privileges,
•	redemption terms and privileges, and
•	other privileges and rights of the shares of each authorized series.

At any time our board of directors may issue additional shares of preferred stock having, if so designated by our board of directors at the time of issuance, dividend, liquidation, voting or other rights superior to those of the common stock. Such issuances could cause the market price of our common stock to decrease.

The issuance of large blocks of preferred stock could have a dilutive effect on our existing shareholders and it could negatively impact our existing stockholders’ liquidation preferences. In addition, while we would consider preferred stock in our capitalization to improve our financial flexibility, we could possibly issue our preferred stock to third parties as a method of discouraging, delaying or preventing a change in control in our present management.

Future issuances of securities could adversely affect the interests of our existing shareholders.

In prior years, we issued securities both to generate cash and to acquire other companies and assets. We may need to issue additional equity securities to provide cash and to fund any future acquisitions. Additionally, management may in the future deem raising capital through the sale of securities to be preferable to bank financing. Funds raised through the issuance of equity securities or securities convertible into, or exercisable for, our common stock could dilute the percentage ownership of existing shareholders, or result in our issuance of securities with rights, preferences or privileges that may be senior to those of shares of our common stock.

The resale of our common stock by investors may be limited because of its low price which could make it more difficult for broker/dealers to sell our common stock.

The Securities Enforcement and Penny Stock Reform Act of 1990, as amended, requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Regulations enacted by the SEC generally define a penny stock as an equity security that has a market price of less than $5.00 per share, subject to some exceptions. Unless an exception applies, a disclosure schedule explaining the penny stock market and the risks associated with investing in penny stocks must be delivered before any transaction in penny stock can occur. Our common stock is currently subject to the SEC’s “penny stock” rules and it is anticipated that trading in our common stock will continue to be subject to the penny stock rules for the foreseeable future.

Until such time as our common stock meets an exception to the penny stock regulations cited above, trading in our securities is covered by Rule 15g-2 and Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 15g-2, before a broker/dealer can consummate a trade in a penny stock, the broker/dealer must send additional disclosure, receive a written acknowledgement of such disclosure from the purchaser of the penny stock, and wait two business days from the date the additional disclosure was sent. Under Rule 15g-9, broker/dealers who recommend penny stocks to persons who are not established customers or accredited investors must make a special determination in writing for the purchaser that the investment is suitable, and must also obtain the purchaser’s written agreement to a transaction before the sale.

The regulations could limit the ability of broker/dealers to sell our securities and thus the ability of purchasers of our securities to sell their securities in the secondary market for so long as our common stock has a market price of less than $5.00 per share.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future since we will use all of our earnings, if any, to finance current operations and the possible expansion of our operations. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on investment in our common stock, if any, will depend solely on an increase, if any, in the market value of our common stock.

KEY TERMS AND DEFINITIONS

Þ	Enterprise Voice is defined as the combination of Enterprise Telephony and Enterprise VoIP Gateways.

Þ	Enterprise Telephony is defined as the combination of Enterprise IP Telephony and traditional telephony (PBX/KTS).

Þ	Enterprise IP Telephony is defined as the combination of LAN Telephony, Converged Telephony, and IP Phones.

Þ
Enterprise VoIP Gateway is defined as a Layer 3 network device that provides the interconnection of CPE-based voice and data traffic across a WAN network or the PSTN, also refereed to as trunks. This device is typically a modular or standalone router specially equipped with voice DSP resources.

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

Þ
Converged Telephony (TDM/IP) is defined as those lines and systems that provide voice services whereby voice traffic traverses TDM lines but call control is packet based.  In most cases this enables a traditional Enterprise Voice network to migrate its infrastructure to IP incrementally with the prime advantage of maintaining prior capital investment in PBXs and traditional phones. In most cases call control resides on a server, connected to a LAN, running call control software that provides call control to a PBX.  In this case, the end-points remain TDM but the call control is IP. Also, other form factors of this segment may not include traditional phone systems, but an integrated standalone device that integrates the functions of TDM and IP at a systems level. These standalone solutions are targeted to smaller deployments as found at branch offices or small offices.

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

Þ
Perpetual License Model – This is where the customer purchases the solution outright with the license to use the hardware and software. Typically the customer installs the Cistera solution on the customer premise and pays annual maintenance fees for support and upgrades.

Þ
Subscription License – This is where the customer pays a monthly service fee for the right to use the services provided by the solution set. Typically our solution is installed in a third-party’s computer center and multiple clients take advantage of the solution. There is usually an upfront installation and configuration charge in addition to the monthly recurring software license fee.

Þ
Revenue Share – This is where a third-party hosted service provider and Cistera share the revenue along with the cost of operating the solution. End user customers pay a determined fee each month to use the Cistera Services. It is typically sold as part of a complete IP Communications offering from a hosted service provider.

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

VoIP technologies convert digitized voice into data packets that are encapsulated in Internet protocol, thus allowing IP Phone calls, faxes and voice traffic to be relayed over corporate intranets or across the Internet.  As a result, VoIP presents an opportunity for exciting new uses for IP-based phone systems, such as: IP multicast conferencing and telephony distance learning applications, phone directories and customer service monitoring and playback of calls via IP, and “voice web browsing” where the caller can interact with a web page by speaking commands.  The ability to access enterprise data and applications through a device such as a web-browser enabled IP Phone has presented an opportunity to position the IP Phone as a peer to the personal computer in many work environments - especially where PC's are not appropriate user interfaces for employees.  Apart from the economies provided by moving a firm’s communications onto one network, it is IP convergence–the uniting of voice, video and data–that has provided many companies with a compelling reason to replace legacy phone systems with IP telephony.

Market Highlights:

•
Total IP phone annual shipments are expected to grow from 10 million units in 2006 to 164 million units in 2010 (still less than 5% of all communication devices sold) (According to research firm, In-Sat).

•	Enterprise converged mobile device (SmartPhone) shipments were 7.3 million in 2005, and are projected to reach 63 million units worldwide by 2010 (According to research firm, IDC).

•	Computer-Telephony Integration (CTI) was $5 Billion in 2005, and projected to be $12 Billion by 2010 (According to Telecommunication Industry Association - North America).

•	$7.5 Billion in revenue is expected to be reached by 2010 for the Land Mobile Radio market (LMR) (Venture Development Corporation – North America).

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

Collaboration tools like video conferencing and multicasting can be delivered to every desktop, enabling up-to-the minute information sharing between employees, partners, suppliers and customers–improving the company's ability to respond and collaborate at a fraction of the cost of other point solutions.

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

Extend Our Product and Technological Leadership. We believe our solution supports more communications and data format standards across the broadest range of communications systems than all other competing solutions, allowing us to provide improved interoperability within a customer’s existing network infrastructure.  We intend to build upon our IP communications technology and improve our solution's functionality and ease-of-use for rapidly designing, deploying and maintaining our communications solutions in a customer’s environment.  We may also seek to enhance our products through licensing or acquiring complementary technologies or businesses.  We believe that we are also unique in delivering a full suite of application engines to an IP communications end point and plan to extend our application engine portfolio.

Expand Sales and Distribution Channels.  We intend to pursue a multi-channel distribution strategy by expanding our key relationships with system integrators, VARs, OEMs and distributors.  We intend to increase our domestic distribution by adding channel sales personnel.  We also plan to continue to expand our indirect distribution through alliances with additional system integrators, VARs and OEMs.  We intend to launch our international distribution by developing additional relationships with international distributors and creating strategic alliances with international system integrators.  We anticipate that our primary means of addressing the market will be through our indirect channel.

Capitalize on Our Professional Services Capabilities.  We have established what we believe to be highly successful relationships with customers and VARs by assisting them in designing, developing and deploying our convergence solutions.  Our professional services range from strategic and architectural planning to complete integration and deployment of our products.  We encourage our indirect channel partners to build out professional services practices to support the Cistera solutions by offering certification training classes. We will continue to extend our professional services expertise in applying emerging standards, to create additional solutions that capitalize on our technologies.  By offering a full range of professional services, we believe we can strengthen our existing customer and VAR relationships and foster new relationships, creating opportunities to sell additional products.  Our current expectation is for our VAR channel to handle the standard installation and configuration requirements, thereby enabling us to focus on the more advanced customer services requirements and to scale rapidly to meet the anticipated demand for our convergence solutions.

Build a comprehensive annuity business. Because the telecommunications industry is predominately an annuity business, we intend to build out a platform and services offering that creates a sustainable annuity structure, consisting of the delivery of hosted application services that can be delivered through Hosted Service Providers (HSPs). We believe that over time enhanced application services delivery will become a significant component of the typical customer’s overall enterprise communications budget and that customers will entertain different financial models from those previously adopted by the traditional PBX vendors. Examples of these financing options include perpetual licensing, maintenance fees, services, subscription and lease-to-own options. We intend to offer all of these financial models over time.

PRODUCTS

Our convergence products consist of application appliances—hardware and software combined to deliver a broad suite of feature-sets on a scalable architecture:

Hardware platforms. The Cistera platforms combine advanced software engines with hardware devices that have been optimized and in some cases, specifically designed to deliver the performance and scalability required for IP telephony application environments.

Þ
Cistera ConvergenceServer™ (CCS™) the foundation of a Cistera IPT solution is available in six form factors—the CCS 1000, the CCS 1500, the CCS 2500, the CCS 5500 and the CCS 7500 are designed to support  “small”, “medium”, “large” and “service provider” performance requirements for specific customer locations.  The servers are rack-mountable, open standards-based hardware systems.

Þ
Cistera ZoneController™ (CZC™) enables IP phone systems to work with existing or newly installed overhead speakers to create a unified paging system.  Cistera’s solution is the only one that supports simultaneous broadcasting to IP phones and speakers.

Cistera 1.8 Software Platform.  The Cistera 1.8 software platform is a component-based architecture that enables enhanced scalability and management of advanced IP Phone applications.  This platform has built in media management engines that enable third-party application developers to leverage our pre-built components—a voice recording engine, a broadcast engine, a content streaming engine, a pin code and authentication engine, a ruleset engine and a grouping engine—without having to create each component from the ground up.  Our authorized developers can use our published APIs to invoke many of these services and therefore focus their development efforts on the workflow components critical for specific industries.  This platform also provides configurable administration and management tools.

Cistera Advanced IP Phone Application Solutions.  We believe that we have developed the broadest suite of advanced IP communications solution sets available in the market today.

Quality Assurance and Compliance are systems that allow organizations to better respond to the needs of their customers and their partners. This solution enables organizations to build feedback loops by automating audit and compliance needs through recording and monitoring systems. Quality Assurance and Compliance Systems include recording, monitoring, screen capture, supervisory intervention and reporting tools that increase the organization’s ability to view and response to customer experiences.

The application engines include:

Þ
QuickRecord™ - is a robust IP telephony voice recorder and media management service designed to support those environments requiring reliable call recording functionality on an adhoc basis, using major IP Telephony platforms like Cisco’s Call Manager™, Call Manager Express and Sylantro PBX platforms.

Þ
CallCenterRecord™ Standard - Dynamic call recording and playback features for your IP phone network. Providing high-quality, continuous call recording capabilities that will become an integral part of the way you do business. With digitized recordings, you will be able to transport recorded calls in your network as you see fit — attach them to a problem ticket, analyze them for customer service, minimize potential liability to your organization.

Þ
CallCenterRecord™ Enhanced - CallCenterRecord Enhanced builds on the successful CallCenterRecord. Enhanced provides for capabilities for the supervisor and auditor including Quality Reporting, Monitoring, and screen captures. Enhanced offers a complete recording and monitoring solution for small and medium contact centers.

Þ
CallCenterRecord™ Enterprise- is Cistera’s premier solution for large-scale contact centers. It provides a comprehensive solution for unified contact centers and builds on the functionality of Enhanced including tighter integration with Cisco Unified Contact Center (TM) and Cistera QuickConnect outbound dialer, remote desktop control as well as comprehensive dashboarding functionality

Þ
LMRRecord for Cisco IPICS- is Cistera’s solution specifically designed to support Cisco’s IP Interoperable Communications Solutions.  Cistera is the first and only recording solution designed and certified for Cisco’s IPICS offering.  With this solution, customers can record all two-way radio, cell phone, and traditional analog systems in a single “talk group”.

Event Alerting and Notification - Event Alerting and Notification Solutions allow customers to use their IP Telephony Platform as the core to their alerting and notification strategy.  Emergency alert and notification solutions help organizations of all sizes communicate quickly and effectively during all types of incidents and challenges.

Þ
RapidBroadcast™ - Advanced, full-featured messaging service that links data and voice with your business’ communication devices. Instantly transmit text or voice messages or schedule pre-recorded broadcasts to your entire organization through IP phones or external overhead speakers. Easy to configure and administer, RapidBroadcast™, and the entire suite of Cistera Networks applications, is managed via a web-based interface. Features include Whisper, Intercom, paging, text messaging and numerous other features.

Þ
LMRConnect™ - Two-way radios are a communications cornerstone for public agencies, emergency operations and businesses around the world. However, until today, proprietary technology confined push-to-talk radios to their own networks—keeping them well-separated from convergence with IP Telephony. Recognizing the need to integrate, Cistera Networks has created the LandMobileRadio (LMR) Connect Application Engine—bringing two-way radios into the IPT network.

Þ
MasterBellScheduler - Cistera provides a comprehensive solution for scheduled alerting and notification such as school bell ringing schedule. Using the popular RapidBroadcast Application Engine and the Cistera Convergence Server (CCS), education IT administrators can control all elements of school bell ringing. From short days, K-12 and High School to emergencies, the IT administrator can tailor a schedule unique to their environment.

Þ
QuickConnect - is the premier engine for the delivery of event alerting and notification for cellular and analog phones.  As part of the Event Alerting and Notification Solution, QuickConnect extends the popular RapidBroadcast to launch notifications beyond IP Phones, overhead paging systems and two-way radios now to every communications device. QuickConnect as an outbound dialing engine, can manage communications for Contact Centers, Education facilities, Local Government and Healthcare.

Collaboration and Productivity solutions provide businesses with features for IP Telephony that enable improved business workflow and the streamlining of business processes. From providing a single view of directory services, to improved voicemail and conference services to implementing a more comprehensive presence strategy, businesses can place more tools in the hands of the PC and phone users. Cistera provides a platform for the seamless delivery of productivity, collaboration and communication features while at the same time lowering the cost and complexity of administering these features.

Þ
VirtualDirectory™ - a centralized directory system that allows telephone users, both internal and external, to traverse corporate information quickly without time consuming tree-based systems. Callers can use their touchtone or voice to request information or to be directed to the appropriate extension.  It supports LDAP integration into popular contact management systems.

Þ
ContentStreamer™ - Bringing advanced voice, graphics, music, and data streaming capabilities to your IP phone network. You apply your own business logic, and let ContentStreamer work with your implementation of Cisco CallManager™ to determine who is on-hold. ContentStreamer will then stream your message to that caller, conserving bandwidth.  ContentStreamer also provides NetRadio, the ability to stream media directly to the phone, Concerto, a picture management system for IP Phones, RSS Readers and RSS Feed Management, Podcasting and more.

Þ
PresenceManager™ - Presence Manager allows IP phone users and administrators to tailor their environments based on multiple factors, including physical presence and availability. Presence Manager allows administrators to control Global Presence for phones, such as setting the phone access for phones in classrooms. The Cistera ConvergenceServer(TM) uses PresenceManager to appropriately deliver, record and playback calls, to present notifications and events correctly and to allow a more comprehensive real-time directory view of an organization.

Þ
CentraMail™ - Cistera’s CentraMail offers unified voice mail and messaging capabilities in the Cisco and Nortel environments. CentraMail provides advanced functionality—a necessity no matter your organization’s size! With optimal flexibility and enterprise scalability, CentraMail fulfills all of your voice mail needs.

Þ
QuickConference - offers high-level conferencing capabilities with easy-to-use administration. QuickConference gives every organization an advanced means to host multi-channel, multi-user conferences—a key to successful business communications.  Quick Conference is tightly integrated into IP phone environment to provide an unparalleled user experience.

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

We have designed our solutions to provide support for many of the emerging industry XML standards with minimal impact to existing business applications.  We believe this non-intrusive architecture is a key in enabling integration of IP based voice, video and data; and will enable content to be delivered to a wide array of devices, like IP Phones, wireless phones, PDAs, etc.

COMPETITION

Cistera competes with a number of companies that derive revenues from telecommunications budgets of the millions of SMB and Enterprise Businesses throughout the world and specifically those that compete for the capital budgets for CPE. Cistera earns 100% of its revenues currently from equipment purchased as part of an Enterprise Telecommunications Infrastructure (CPE) and more recently through VOIP based hosted service providers.

We have a broad offering of functionality and services that we combine together on a platform to create compelling application services for our end users. Therefore we predominately compete with other companies that either (a) provide point solutions that compete with one aspect of our offering such as Nice Systems, Verint and others or  (b) compete with broader platforms solutions with similar offerings such as Interactive Intelligence, Aspect and Genesys.

ITEM 2:  DESCRIPTION OF PROPERTY

Our corporate offices are located at 6509 Windcrest Drive, Plano, TX  75024.  We lease this office space, which contains approximately 9,767 rentable square feet, from GK II Plano, L.P.  Our rent under this lease is approximately $11,226 per month and the lease expires July 31, 2013.

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

ITEM 4:  SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is presently traded in the over-the-counter market and is listed on the Pink Sheets maintained by the National Quotation Bureau, Inc., and on the Bulletin Board maintained by the maintained by the Financial Industry Regulatory Authority (formerly known as the National Association of Securities Dealers, Inc.), under the symbol CNWT. The following table sets forth the range of high and low bid quotations for the common stock during each calendar quarter beginning April 1, 2006, and ending March 31, 2008.  The figures have been rounded to the nearest whole cent.

	High	Low
June 30, 2006	$1.32	$1.13
September 30, 2006	$2.15	$0.65
December 31, 2006	$0.80	$0.64
March 31, 2007	$1.50	$1.35

June 30, 2007	$1.60	$0.85
September 30, 2007	$1.02	$0.63
December 31, 2007	$1.01	$0.50
March 31, 2008	$0.95	$0.73

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.  The number of shareholders of record of the Company's issued and outstanding common stock as of March 31, 2008 was approximately 576.  Registered holders include brokerage firms and clearinghouses holding our shares for their clientele, with each brokerage firm and clearinghouse considered as one holder.

 The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future.  It is the present intention of management to utilize all available funds for the development of the Company's business.

On January 9, 2004, our Board of Directors approved a long-term incentive plan (the “Plan”), under which we may issue compensation, including stock grants and stock options up to a maximum of 2,000,000 shares.  The Plan has not yet been approved by our shareholders.  As of August 5, 2008, we have outstanding options to purchase 140,000 shares of common stock issued under the Plan, subject to stockholder approval of the Plan.  In addition, in connection with our acquisition of XBridge Software, options to purchase 150,246 shares of XBridge Software stock were converted into options to purchase 407,917 shares of our common stock.

The following table summarizes our equity compensation plan information as of August 5, 2008

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans approved by security holders	N/A	N/A	N/A
Equity Compensation Plans not approved by security holders	547,917	$0.63	1,452,083
Total	547,917	$0.63	1,452,083

EQUITY COMPENSATION PLAN GRANTS NOT APPROVED BY SECURITY HOLDERS.

Under the provisions of the Plan, on February 6, 2004, the Company granted non-statutory options for 100,000 shares of common stock, to various employees in consideration for employment with and services provided to the Company, and non-statutory options for 275,000 shares of common stock to Mr. Derek Downs, our current Chief Executive Officer, interim Chief Financial Officer and a Director.  These options were issued with an exercise price of $1.30, which was the closing trading price per share on the date of the grant. These options vest over 4 years from the date of the grant, and may be exercised at any time after vesting through January 2009.

Under the provisions of the Plan, on October 1, 2004, the Company granted non-statutory options for 550,000 shares of common stock, including options to purchase 275,000 shares to each of Mr. Greg Royal, our Executive Vice President, Chief Technology Officer and Director and Ms. Cynthia Garr, a Director, in consideration for employment with and services provided to the Company.  These options were issued with an exercise price of $1.10, which was the closing trading price per share on the date of the grant.  Fifty percent of these options vested immediately and the other 50% vested one year from the grant date and could be exercised at any time after vesting through October 2009.  On April 1, 2007, the options granted to each of Messrs. Downs and Royal and Ms. Garr were mutually cancelled by the parties.  Additionally on October 1, 2004, the Company issued 90,000 non-statutory options for 90,000 shares of common stock to various outside service providers and employees.  These options vested over a range of immediately to four years and have five year contractual lives.

Under the provisions of the Plan, on January 3, 2005, the Company granted 304,550 restricted shares of common stock to various employees and consultants as consideration for employment with and services provided to the Company.  Of these shares, 123,132 restricted shares were granted to Mr. Downs.  The market price of our common stock on January 3, 2005, the date of these grants, was $3.00.  On April 1, 2006, the Company granted an additional 2,000 restricted shares of our common stock under the provisions of the Plan to another employee as consideration for employment with the Company.  The market price of our common stock on April 1, 2006 was $0.95.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the past three (3) years .  No such sales involved the use of an underwriter, no advertising or public solicitation were involved, the securities bear a restrictive legend and no commissions were paid in connection with the sale of any securities.

On April 29, 2005, the Company issued 173,511 shares of common stock in exchange for the conversion of accrued liabilities of $482,364.  The shares were issued at $ 2.78 per share, which was equal to the average closing price of our common stock over the ten trading days prior to the date of issuance.

Effective May 27, 2005, we issued 4,150,000 shares of our common stock in connection with the merger of XBridge with XBR Acquisition, Inc., a newly formed subsidiary of the Company.  At the time of the merger, XBridge held 2,150,000 shares of our common stock, which shares were cancelled.  In connection with this merger, options and warrants to purchase 310,643 shares of XBridge common stock were converted into options to purchase an additional 842,383 shares of the Company's common stock, at exercise prices ranging from $0.01 to $0.46 per share.  The Company also issued an additional 173,511 shares to certain of the officers and consultants of XBridge in exchange for the cancellation of $482,364 of XBridge debt held by these individuals.  The debt represented trade accounts payable and accrued consulting fees, notes payable and accrued interest that were unpaid by XBridge.  Ms. Cynthia A. Garr, then the Company’s Executive Vice President and acting Chief Financial Officer and also the President and a director of XBridge, received 63,363 shares of our common stock in exchange for the cancellation of $72,914 of unpaid expenses, $72,725 of notes payable and accrued interest, and $30,510 of unpaid accrued consulting fees.  Mr. Gregory T. Royal, then the Company’s Chief Technology Officer and a director and also a Vice President and director of XBridge, received 108,081 shares of our common stock in exchange for the cancellation of $8,564 of unpaid expenses and $291,902 of unpaid accrued consulting fees.  Mr. Derek P. Downs, then our acting Chief Executive Officer and a director and also a consultant to XBridge, received 2,067 shares of our common stock in exchange for the cancellation of $5,749 of unpaid expenses. The shares of our common stock issued to these individuals was valued at $2.78 per share, which was the average closing price of our common stock for the ten trading days prior to the effective date of the merger.  This share value was also the value used to determine the exchange ratio for the shares of our common stock to be received by all other XBridge shareholders.

The Company believes that the structure of the merger agreement with XBridge and the issuance of shares were comparable to what the Company would have received through arms-length negotiations with an unaffiliated party.  At the time of the services agreement and the issuance of the shares, XBridge owned approximately 51% of our outstanding shares of common stock, and a majority of our then officers and directors were also officers and directors of XBridge.  This transaction enabled us to obtain outright ownership of the XBridge intellectual property upon which our products are based and eliminate future product development and maintenance payments to XBridge.  Costs associated with maintenance and support related to the license agreement totaled $1.86 million during the first two years of the twenty-year life of the agreement.  In addition, we believed that the Company’s ownership of the XBridge intellectual property would prove to be invaluable in both securing agreements with tier-one channel reseller partners and in giving the Company flexibility for future growth and product line expansion.  Based upon client driven product acceptance and sales order growth, the Company believed that eliminating potential royalty commitments was in the best interest of the Company's shareholders.

Including the new shares issued in the merger, the elimination of the $1.86 million in inter-company payables and XBridge’s outstanding debt of approximately $200,000 at the time of the merger, the total purchase price for the XBridge acquisition was approximately $5.5 million.

On June 24, 2005, the Company issued 100,000 shares of common stock from the exercise of outstanding stock options.  The exercise price of the options was $2.00 per share.

On December 13, 2004, the Company completed a private placement offering of Senior Unsecured Promissory Notes (“PP1 Notes”), which included warrants (“PP1 Warrants”).  In September 2005, although the stock price had not achieved the levels necessary to allow the Company to redeem the PP1 Warrants, PP1 Warrant holders were offered an incentive of one-half warrant for each PP1 Warrant exercised.  This incentive expired on

December 31, 2005.  On that date, the Company raised an additional $405,080 from the issuance of 311,600 shares of stock in connection with the exercise of 311,600 PP1 Warrants and issued 155,800 “incentive” PP1 Warrants.  The exercise price of the PP1 Warrants was $1.30 per share.

On December 31, 2005, the Company issued 946,392 shares of stock upon conversion of certain PP1 Notes.  The amount of principal converted was $859,000 and the amount of accrued interest converted was $87,392.  These PP1 Notes were converted at $1.00 per share.

On March 31, 2006, the Company issued 67,785 shares of stock upon conversion of certain PP1 Notes.  The amount of principal converted was $57,000 and the amount of accrued interest converted was $10,785.  These PP1 Notes were converted at $1.00 per share.

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

On August 31, 2006, the Company issued 4,034 shares of common stock upon conversion of the principal and accrued interest on a previously issued convertible note.  The principal amount of the note converted was $1,000 and the amount of accrued interest converted $3,034.  The notes converted at $1.00 per share.

On October 25, 2006, the Company issued 122,028 shares of common stock in connection with the exercise of options issued in the merger of the Company with XBridge Software, Inc.  The exercise price for these options was $.01 per share.

On December 13, 2006, one PP1 Note holder converted the outstanding balance of his note (based on $1.00 per share conversion), and the Company issued 17,931 shares of its common stock in exchange for the conversion of $15,000 of principal and accrued interest of $2,931 related to these PP1 Notes.  The Company recorded this conversion transaction on December 13, 2006, but did not physically issue the shares to the PP1 Note holder until January 23, 2008.  See further discussion under this Item.

On December 29, 2006 we issued and sold an aggregate of $433,571 in principal amount of Senior Unsecured Convertible Promissory Notes (“PP2 Notes”), and issued warrants (“PP2 Warrants”) to purchase 433,571 shares of our common stock, par value $0.001 per share.  Of the $433,571 in principal, we received cash of $433,571.  On April 5, 2007, we issued and sold an aggregate of $3,065,205 in principal amount of additional PP2 Notes, and issued additional PP2 Warrants to purchase 3,065,205 shares of our common stock.  Of the $3,065,205 in principal, we received cash of $2,416,429, and $648,776 in principal amount of PP2 Notes was issued in connection with the cancellation of an equal amount of the Company’s outstanding obligations. Included in the outstanding obligations that were cancelled was $30,000 in past due compensation to Mr. Derek Downs and $70,779 to Mr. Greg Royal.  As a result of the cancellation of this debt, Mr. Downs was issued 30,000 shares in principal amounts in PP2 Notes and 30,000 PP2 warrants to purchase 70,000 shares, and Mr. Royal was issued 70,779 shares in principal amounts in PP2 Notes and 70,779 PP2 Warrants to purchase 165,151 shares, upon the same terms and conditions as provided to the other investors in this private placement.  Of the total proceeds, $1,805,606 was received prior to the closing date in the fiscal year ended March 31, 2007, and was recorded as a long term liability under the caption “convertible promissory notes” on our Consolidated Balance Sheet as of March 31, 2007.

The PP2 Notes bear interest at the rate of 8% per annum, compounded quarterly on each March 31, June 30, September 30 and December 31 anniversary that they are outstanding (each, an interest compounding date).  The outstanding principal and all accrued interest become due and payable two years from the date of issuance of the PP2 notes.  The outstanding principal and accrued interest are convertible into shares of common stock at a fixed rate of $0.75 per share rate.  The PP2 Warrants have a term of five years and are exercisable at an exercise price of $1.00 per share.  The PP2 Notes may be converted, in whole or in part, at the option of the PP2 Note holder on any interest compounding date occurring after the effective date of a registration statement covering the resale of shares of common stock to be issued upon conversion of the PP2 Notes.

In addition, if we subsequently issue or sell any new securities convertible, exercisable or exchangeable into shares of our common stock (“convertible securities”) in a private transaction and receives gross proceeds of at least $500,000, the PP2 Notes may be converted, in whole or in part at the option of the note holders, into the convertible securities, upon the same terms and conditions governing the issuance of the convertible securities in the private transaction.  The right of the PP2 Note holders to convert their notes into convertible securities does not apply to any convertible securities issued by us (a) in connection with a merger, acquisition or consolidation of the Company, (b) in connection with strategic license agreements and other partnering arrangements so long as such issuances are not for the purpose of raising capital, (c) in connection with bona fide firm underwritten public offerings of its securities, (d) pursuant to the Company’s incentive and stock option plans, (e) as a result of the exercise of options or warrants or conversion of convertible notes or preferred stock which were granted or issued as of December 13, 2004.

We may prepay the PP2 Notes in whole or in part, upon thirty days prior written notice to note holders; provided that partial prepayments may be made only in increments of $10,000 and, provided further, that the PP2 Note holders may convert the amount of the proposed prepayment into shares of our common stock at any time.

The PP2 Warrants have a term of five years and are exercisable at an exercise price of $1.00 per share.  Subject to an effective registration statement covering the resale of the shares of common stock issuable upon exercise of the PP2 Warrants, we may, upon thirty days prior written notice, redeem the PP2 Warrants for $0.10 per share, in whole or in part, if our common stock closes with a bid price of at least $3.50 for any ten (10) out of fifteen (15) consecutive trading days.  Because at that price it would be profitable for the PP2 Warrant holders to exercise their warrants rather than to allow the redemption to proceed, we assume they would choose to exercise. However, there can be no assurance that our stock price will rise to the $3.50 per share redemption trigger price, or that all of the PP2 Warrants will be exercised.

In January of 2008, the Company issued 3,815 shares of common stock upon conversion of accrued interest on a previously issued convertible note.  The amount of accrued interest converted was $3,815.  The interest converted at $1.00 per share.

In January of 2008, the Company issued 130,647 shares of common stock upon conversion of accrued interest on a previously issued convertible note.  The amount of accrued interest converted was $130,647.  The interest converted at $1.00 per share.

On January 23, 2008, the Company issued 17,931 shares of common stock upon conversion of certain outstanding notes.  The amount of principal of notes converted was $15,000 and the amount of accrued interest converted was $2,391.  These notes were converted at $1.00 per share.

The issuance of the shares of our common stock described above were made in private transactions or private placements intending to meet the requirements of one or more exemptions from registration.  In addition to any noted exemption below, we relied upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were “restricted securities” in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were “accredited investors” as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions.  We never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales.  Other than the securities mentioned above, we have not issued or sold any securities during the period covered by this Report.

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

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company is restating its  Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the year ended March 31, 2007 to reflect: (i) a correction in its accounting for its Senior Unsecured Convertible Promissory Notes and detachable warrants issued in private placements during the period from December 2004 to April 2007 (the “PP1 Notes,” “PP1 Warrants,” “PP2 Notes,” and “PP2 Warrants”) and (ii) share-based compensation related to employee stock options.  The adjustments required by this restatement had no impact on net cash used in operations, net cash used in investing activities or net cash from financing activities.

The impact of the restatement is summarized in the table below:

	Adjustments to Statements of Operations
	Convertible Promissory Notes and Warrants	Stock Compensation Expense	Total

Year ended March 31, 2007	$(665,195)	$(101,700)	$(766,895)
Cumulative effect at April 1, 2006	(621,472)	-	(621,472)

Total	$(1,286,667)	$(101,700)	$(1,388,367)

Convertible Promissory Notes and Warrants

The Company has concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal year 2007 and fiscal year 2008 was incorrect and that the necessary adjustments were material for the fiscal year 2007 consolidated financial statements.

The Company based its conclusion upon a further review of the documents associated with the Notes and Warrants and considered the following sources as relevant guidance in determining the proper accounting treatment for the Notes and Warrants.

•	SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”),
•	APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”),
•	Emerging Issues Task Force (EITF) Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”),
•	EITF 05-2, The Meaning of “Conventional Convertible Debt Instrument” (“EITF 05-2”),
•	EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”),
•	EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”),
•	SEC Staff Accounting Bulletin No. 107 (“SAB 107”)

Conversion feature of the Notes

The Company concluded that the Notes meet the definition of “conventional convertible debt” (as defined in EITF 00-19 and affirmed in EITF 05-2).  EITF 00-19, paragraph 4 states: “The Task Force observed that, pursuant to paragraphs 11(a) and 12(c) of Statement 133, if an embedded derivative is indexed to the reporting entity's own stock and would be classified in stockholders' equity if it was a freestanding derivative, that embedded derivative is not considered a derivative for purposes of SFAS 133. The Task Force reached a consensus that for purposes of evaluating under SFAS 133 whether an embedded derivative indexed to a company's own stock would be classified in stockholders’ equity if freestanding, the requirements of paragraphs 12–32 of this Issue do not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer).”

Therefore, the Company has concluded that the conversion feature of the convertible debt did not meet the definition of a derivative under SFAS 133 and did not require separate accounting from the debt instrument.

Valuation of Notes and Warrants and beneficial conversion feature

APB 14 addresses the accounting for convertible debt with a nondetachable (embedded) conversion feature, the terms of which provide for an initial conversion price that is greater than the market value at the date of issuance and a conversion price that does not decrease, except under antidilution protection, but does not explicitly address situations in which the embedded conversion feature is “in-the money” at issuance.  The Notes, including any accrued interest, were exercisable into the Company’s common stock at less than the closing price of the Company’s stock on the dates of issuance, and the Company considered this conversion to be an “embedded beneficial conversion feature.”

EITF 98-5 requires “that embedded beneficial conversion features present in convertible securities should be valued separately at issuance.” Further, EITF 98-5 states “that the intrinsic value of the beneficial conversion feature may be greater than the proceeds allocated to the convertible instrument,” and as such, “that the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument.” EITF 00-27 further states “that the effective conversion price based on the proceeds received for or allocated to the convertible instrument should be used to compute the intrinsic value, if any, of the embedded conversion option. As a result of this consensus, an issuer should first allocate the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis. Then, the Issue 98-5 model should be applied to the amount allocated to the convertible instrument, and an effective conversion price should be calculated and used to measure the intrinsic value, if any, of the embedded conversion option.”

Accordingly, we calculated the fair value of both the convertible Notes and the Warrants and allocated the respective relative fair value percentages of each in determining the initial values of the convertible Notes and the Warrants.  Because the Warrants were determined to be derivative liabilities (see conclusion in next section below and in Note 2 to the consolidated financial statements), the Company recorded them at fair value as calculated under the Black-Scholes option pricing model (“BS model”).  For Notes and Warrants issuances where the net cash proceeds were greater than the fair value of the Warrants, this difference was allocated to the value of the Notes.  The amount assigned to the Warrants represented a debt discount on the Notes, which is amortized over the life of the Notes.  For Notes and Warrants issuances where the net cash proceeds were less than the fair value of the Warrants, the Warrants were recorded at fair value and the difference was recorded as a charge to the consolidated Statement of Operations at inception.  This second situation occurred with issuance of the PP1 Notes in December 2004 and resulted in a charge to the Statement of Operations of approximately $230,000; and no value was allocated to the Notes, with a full debt discount recorded and amortized over the life of the Notes.

After determining the recorded value of the Warrants and Notes (if any), we calculated the beneficial conversion feature of the Notes, which resulted in an additional debt discount which was amortized over the life of the Notes.

Classification and accounting for Warrants

We evaluated the Warrants as a potential free standing derivative under the criteria in paragraph 11(a) of SFAS 133, which require that a contract (Warrants) issued by a reporting entity be accounted for as a derivative unless it is both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position. We concluded that the Warrants were indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in this paragraph.  The Company was required to further review the requirements for equity classification contained in paragraphs 12-32 of EITF 00-19.  The Company concluded that it had not met criteria (2) above based on the requirements for equity classification in EITF 00-19.  Specifically, both the PP1 and PP2 Notes contain registration rights agreements (the “RR agreements”) that stipulate that the Company must register all “registrable securities” (defined as the “shares of Common Stock issuable upon conversion of the Notes and the shares of Common Stock issuable upon exercise of the Warrants”) within a time frame (and this was deemed to be outside of the control of the Company).  In the event of not filing a registration statement by a specified date or by not having a registration effective by a specified date, the Company was obligated to pay liquidated damages in the amount of 1% of the then current outstanding amount of the Notes plus accrued interest.  The Company accrued all required liquidated damages, beginning in FY 2005 with the PP1 Notes. Liquidated damages required under the RR Agreement for the PP1 Notes ceased on September 25, 2005, which was the date that the Company filed its initial registration statement for the PP1 Notes and PP1 Warrants.

Accordingly, the Company concluded that the Warrants did not satisfy the requirement for equity classification and should be classified, recorded and prospectively accounted for as derivative liabilities until it has registered all underlying shares to the Warrants or until such time that the RR agreements are no longer in effect.  The prospective accounting requires that the Warrants be remeasured at each balance sheet date based on estimated fair value and any resultant changes in fair value be recorded to the Statement of Operations.

The Company used the BS model for calculating the fair value of all Warrants issued based on the following assumptions:

	Warrants issued in PP1	Warrants issued in PP2

Expected volatility	128%	100%-104%
Expected term	5 years	5 years
Risk-free interest rate	3.58% - 4.33%	4.46% - 4.65%
Expected dividend yield	0%	0%

We estimated volatility primarily based on historical volatility rates through the date of each closing of the PP1 and PP2 offerings. The Warrants have a transferability provision and based on guidance provided in SAB 107 for options issued with such a provision, we used the full, five-year contractual term as the expected term in the initial valuation of the Warrants.  For the risk-free interest rate, we used the five year U.S. Treasury zero coupon rate for the initial valuation of the Warrants.  Expected volatilities, expected terms and risk-free interest rates were adjusted as of each quarterly period commensurate with the remaining contractual lives of the Warrants on such dates and were used to determine the estimated fair value of the Warrants under the BS model.

Share-based compensation

The Company has concluded that it incorrectly calculated and recorded share-based compensation expense associated with stock options upon the adoption of SFAS 123R on April 1, 2006.  Specifically, the Company did not calculate the fair value of employee stock options issued during the period from February 2004 through October 2004 and did not record any related expense in the Statement of Operations for the year ended March 31, 2007 related to the unrecognized stock option cost as of April 1, 2006.  The Company has not issued any additional stock options to employees since October 2004.

The table below summarizes the effect of the restatement adjustments on the Consolidated Statement of Operations for the year ended March 31, 2007:

	As previously reported	Adjustments	As restated
Revenues
Convergence Solutions	$1,401,789		$1,401,789
Professional Services	218,454		218,454
Support and Maintenance	312,595		312,595
Total revenues	1,932,838		1,932,838

Cost of revenues
Convergence Solutions	313,272		313,272
Professional Services	167,012		167,012
Support and Maintenance	78,048		78,048
Total cost of revenues	558,332		558,332

Gross Profit	1,374,506		1,374,506

Expenses:
Sales and marketing	676,868		676,868
Software development	510,025	32,572	542,597
Engineering and support	209,532		209,532
General and administrative	831,400	69,128	900,528
Depreciation and amortization	347,086		347,086
Total expenses	2,574,911	101,700	2,676,611

Loss from operations	(1,200,405)	(101,700)	(1,302,105)

Other income (expense)
Interest income	714		714
Interest expense	(84,752)		(84,752)
Amortization of discount on convertible notes		(146,684)	(146,684)
Change in estimated value of derivative financial instruments - warrants		(518,511)	(518,511)
Total other income (expense)	(84,038)	(665,195)	(749,233)

Net loss	$(1,284,443)	$(766,895)	$(2,051,338)

Basic & diluted net loss per share	$(0.16)	$(0.09)	$(0.25)

Weighted average shares outstanding – basic and diluted	8,190,123		8,190,123

The table below summarizes the effect of the restatement adjustments on the Consolidated Balance Sheet as of March 31, 2007:

	As previously reported	Adjustments	As restated

Current assets:
Cash and cash equivalents	$534,871		$534,871
Restricted cash	-		-
Accounts receivable, net	314,178		314,178
Related party receivables	23,927		23,927
Inventory	75,743		75,743
Prepaid expenses	10,143		10,143
Total current assets	958,862		958,862

Property and equipment, net	122,046		122,046
Intangible assets, net	2,294,993		2,294,993
Total long-term assets	2,417,039		2,417,039

TOTAL ASSETS	$3,375,901	$-	$3,375,901

Current liabilities:
Accounts payable	$544,796		$544,796
Related party payables	24,038		24,038
Accrued liabilities	598,023		598,023
Deferred revenue	465,179		465,179
Convertible promissory notes	144,000		144,000
Line of credit and other current debt	64,509		64,509
Total current liabilities	1,840,545		1,840,545

Convertible promissory notes	1,900,606		1,900,606
Discount on convertible promissory notes		(1,663,211)	(1,663,211)
Derivative financial instruments, at estimated fair value – Warrants		2,265,225	2,265,225
Deferred revenue	84,968		84,968
Total long-term liabilities	1,985,574	602,014	2,587,588

Total liabilities	3,826,119	602,014	4,428,133

Stockholders’ deficit:
Preferred stock	-		-
Common stock	8,292		8,292
Additional paid-in capital	8,739,970	786,353	9,526,323
Accumulated deficit	(9,198,480)	(1,388,367)	(10,586,847)
Total stockholders’ deficit	(450,218)	(602,014)	(1,052,232)

TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$3,375,901	$-	$3,375,901

The table below summarizes the effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the year ended March 31, 2007:

	As previously reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,284,443)	$(766,895)	$(2,051,338)
Adjustments used to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible promissory notes – outside investors	-	146,684	146,684
Charge for changes in estimated fair value of derivative financial instruments - warrants	-	518,511	518,511
Depreciation and amortization	347,086		347,086
Share-based compensation	-	101,700	101,700
Changes in operating assets and liabilities:
Accounts receivable	(125,149)		(125,149)
Related party receivables	9,290		9,290
Inventory	(52,616)		(52,616)
Prepaid expenses	31,483		31,483
Accounts payable	(350,181)		(350,181)
Related party payables	(35,400)		(35,400)
Accrued interest	44,109		44,109
Other accrued liabilities	43,600		43,600
Deferred revenue	320,988		320,988
Net cash used in operating activities	(1,051,233)	-	(1,051,233)

Net cash used investing activities	(63,619)	-	(63,619)

Net cash provided by financing activities	1,588,733	-	1,588,733

Net increase (decrease) in cash and cash equivalents	473,881		473,881
Cash and cash equivalents at beginning of year	60,990		60,990
Cash and cash equivalents at end of year	$534,871	$-	$534,871

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued interest to common stock	$21,965	$-	$21,965
Conversion of accounts payable and other accrued liabilities to convertible promissory notes	220,606		220,606
Conversion of other notes payable to common stock	32,595		32,595
Allocation of discount on convertible promissory notes to derivative financial instruments - warrants	-	1,244,591	1,244,591
Discount related to beneficial conversion feature on convertible promissory notes	$-	$482,934	$482,934

OVERVIEW OF BUSINESS

We provide a range of enterprise application servers—named the Cistera ConvergenceServer™ —for  IP Communications that deliver advanced application services, like recording, monitoring and reporting for quality assurance and compliance requirements; and broadcasting across IP phones, cell phones, overhead speakers and two-way radios for event alerting and notification requirements.  The solutions are used by organizations of all sizes—large enterprises, small and mid-sized organizations, both in the commercial and public sectors.  We offer our solution sets predominately using a perpetual license and maintenance fee model, with increasing movement to an annuity pricing structure for hosted application services delivery (also referred to as Software-as-a-Service or SaaS).

While we have hundreds of customers in a diverse range of industries, we have focused our proactive marketing efforts on healthcare and the public sector, including federal, state, local government and education.  Our customers have a range of needs requirements that we believe Cistera is uniquely qualified to satisfy.  We have customers with requirements to provide public safety and security, and look to Cistera’s Event Alerting and Notification solutions to enable them to proactively establish protection for their citizens, members, students or faculty.  Some customers need to increase customer satisfaction through increased quality controls, while others have an obligation need to meet compliance requirements.  These customers leverage Cistera’s Quality Assurance and Compliance solution to meet these challenges.

Our objective is to be a leading provider of IP communications application services for businesses worldwide.  To address our market opportunity, our management team is focused on a number of short- and long-term challenges, including: strengthening and extending our solution offerings; adding new customers and expanding our sales efforts into the existing Cisco IPC customer base as well as expanding into the new hosted solutions market; deepening our relationships with our existing customers, VARs, and SIs; and encouraging the integration of third-party applications with our enterprise platform.

In order to increase our revenues and take advantage of our market opportunity, we will need to continue to increase Cistera’s visibility and awareness with our channel partners, while beginning to conduct marketing programs directly to our end customers to create increased demand for our solutions. We plan to reinvest our earnings for the foreseeable future in the following ways: hiring additional personnel, particularly in sales, marketing and engineering; expanding our domestic and international selling and marketing activities; increasing our research and development activities to upgrade and extend our solution offerings and to develop new solutions and technologies; growing our VAR and systems integration channel; adding to our infrastructure to support our growth; and expanding our operational and financial systems to manage a growing business.

FISCAL YEAR

Our fiscal year ends on March 31.  References to fiscal 2008 and fiscal 2007, for example, refer to the fiscal years ended March 31, 2008 and 2007, respectively.

SOURCES OF REVENUES

We derive our revenues from three sources: (1) convergence solutions, which are comprised of software and hardware solutions; (2) professional services revenues, consisting primarily of installation, configuration, integration, training and VAR support services; and (3) support and maintenance, which is comprised of tiered technical support levels.  Convergence solutions revenues accounted for approximately 73% percent of total revenues during fiscal year 2007 and 65% percent of total revenues during fiscal year 2008.  Professional services revenues accounted for approximately 11% percent of total revenues during fiscal 2007 and 14% percent of total revenues during fiscal year 2008.  Revenues for our support and maintenance services made up approximately 16% percent of total revenues during fiscal 2007 and 21% percent of total revenues in fiscal 2008.

Product revenues are recognized once the software and hardware solution has been shipped according to the customer order, and is fully installed and operational. Prior to the adoption of this policy, the Company recognized revenues once orders were received and shipped. Professional services revenues are recognized once the services have been completed and the customer has approved the service.  Support and maintenance revenues are recognized on a monthly basis over the life of the support contract.  The typical support and maintenance term is 12 months, although terms range from 12 to 48 months.  Our support and maintenance contracts are non-cancelable, though customers typically have the right to terminate their contracts for cause if we fail to perform. We generally invoice our customers in annual or quarterly installments and typical payment terms provide that our customers pay us within 30 to 45 days of invoice.  Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue, or in revenue depending on whether the revenue recognition criteria have been met.  In general, we collect our billings in advance of the support and maintenance service period.

Professional services and other revenues consist of fees associated with consulting and implementation services and training.  Our consulting and implementation engagements are typically billed in advance of delivery with standard rates applied. We also offer a number of classes on implementing, using and administering our convergence solutions that are billed on a per class basis.  Our typical professional services payment terms provide that our customers pay us within 30-45 days of invoice

COST OF REVENUES AND OPERATING EXPENSES

Cost of Revenues

Cost of convergence solutions revenue consists primarily of the purchase cost of computer equipment that hosts our platform and applications solutions.  Cost of professional services revenue consists primarily of employee related expenses from our field engineers and other employees and contractors that configure, install, and integrate our convergence solutions for our customers.  The cost of support and maintenance revenues primarily consists of employee-related costs associated with providing technical support at various service levels and the costs associated with any required maintenance provided to our customers’ convergence solutions equipment.  The company estimates that approximately 85% of salary cost of employees whose primary role is to provide professional services and support and maintenance is attributable to the cost of securing those revenues.

To the extent that our customer base grows, we intend to continue to invest additional resources in building the channel infrastructure to enable our VARs and SIs to provide the professional services associated with the standard convergence solutions installation, configuration and training.  The timing of these additional expenses could affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period.  For example, we have increased and plan to further increase the number of employees who are fully dedicated to supporting and enabling the reseller and implementation partner channel.

Research and Development

Research and development expenses consist primarily of salaries and related expenses, and allocated overhead.  We have historically focused our research and development efforts on increasing the functionality and enhancing the ease-of-use of our convergence platform and applications. Because of our open, scalable and secure component-based architecture, we are able to provide our customers with a solution based on a single version of our software application platform. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the future, research and development expenses will increase in absolute dollars as we support additional IP telephony platforms, extend our solution offerings and develop new technologies.

Marketing and Sales

Marketing and sales expenses are typically one of our largest costs, accounting for approximately 35% of total revenues for fiscal 2007 and 50% of total revenues in fiscal 2008. It is expected that the company will increase spending in this area, as the market for unified communications is beginning to show signs of momentum.  Marketing and sales expenses consist primarily of salaries and related expenses for our sales and marketing staff, including commissions; payments to VARs; marketing programs, which include advertising, events, corporate communications, public relations, and other brand building and product marketing expenses, and allocated overhead. Since the beginning of fiscal 2005, our sales and marketing costs as a percentage of total expenses have increased as a result of increased market coverage in the U.S., Canada and the U.K.

As our revenues increase, we plan to continue to invest heavily in marketing and sales by increasing the number of channel account management personnel in order to add new customers and increase penetration within our existing customer base, expanding our domestic and international selling and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, marketing and sales expenses will increase in absolute dollars and continue to be our largest cost.

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

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although the current executive team has foregone full salary payment during the initial stages of the business, during 2007 the team began to receive compensation.  We expect that as the company continues to show increased growth and performance improvement, the compensation packages will be adjusted to more accurately reflect current market value.  In addition, we believe that over the next fiscal year the compensation packages required to attract the senior executives the Company requires to execute its business plan will increase our total general and administrative expenses.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures.  On an ongoing basis, we evaluate our estimates and assumptions.  Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

We recognize revenue from software, hardware and services once fully installed and implemented. This method of revenue reporting does not reflect all orders received and shipped during the reporting period, but only those orders received, shipped and completely installed within the reporting period.

We recognize revenue according to the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 97-2 (Software Revenue Recognition) as defined by paragraphs 07-14 in SOP 97-2 and as amended by SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions).  This SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software (including computer hardware and support services).

Deferred revenue represents contracts for certain revenue to be recognized in the future from support and maintenance contracts as well as product sales and professional services that have been shipped and billed but not installed.  Support and maintenance contracts are executed on an annual basis and the revenue from these contracts is recognized over the life of the contracts.  Of the total deferred revenue shown as a current liability in the amount of $971,474, the deferred revenue for products and services was $240,167 as of March 31, 2008.  The remainder of current deferred revenue and the long-term deferred revenue of $225,917 relates to technical support and maintenance services.

Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years.  Advanced services revenue is recognized upon delivery or completion of performance

We make sales to distributors and retail partners and recognize revenue based on a sell-through method using information provided by them.

Accounting for Sales Commissions

For the fiscal year 2006 and 2007, the Company did not pay sales commissions except in select agent arrangements.  Beginning in fiscal 2008, the Company adopted a sales commission plan that paid commissions at a target rate of 3.75% of the contract amount.  Commissions payable are accrued in the period that the customer accepts the product or service from the Company.  Sales commissions are generally paid on sales meeting the criteria for sales commission payment in the subsequent accounting period.

Convertible debt and warrants

During the fiscal years 2005 through 2008, the accounting for financial instruments - convertible debt and detachable warrants - (and the potential derivative accounting related to these financial instruments) was significant to our financial statements because the accounting for such instruments requires the use of management’s significant estimates and assumptions. This accounting policy is also significant because of the potential fluctuations in the estimated fair value from period to period, which are recorded as a benefit (charge) to net loss on the statement of operations. We estimated the fair value of the PP1 Warrants and PP2 Warrants using the Black-Scholes option pricing model. This model requires the use of significant estimates and assumptions related to the estimated term of the financial instruments, the volatility of the price of our common stock, and interest rates, among other items. ..  Fluctuations in these assumptions may have a significant impact on the estimated fair value of financial instruments, which, in turn, may have a significant impact on our reported financial condition and results of operations.

The complexity in this accounting area and management’s incorrect application of the accounting rules at the inception of the recording of the PP1 Warrants and PP2 Warrants required the Company to restate its fiscal year 2007 financial statements contained in Item 7 of this report. Additionally, our accounting for these financial instruments is discussed further in Note 3 to our consolidated financial statements included in Item 7 of this report. As of March 31, 2008, all PP1 Warrants and PP2 Warrants were classified as equity securities and were no longer subject to these potential fluctuations in fair value measurements..

Registration payment arrangements

On December 21, 2006, the EITF issued FASB Staff Position No. 00-19-2 (“FSP 00-19-2”).  FSP 00-19-2 was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, the FSP was effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  Effective April 1, 2007, the Company adopted FSP 00-19-2, which was applicable to the accounting for the liquidated damages on the PP2 Notes.

FSP 00-19-2 requires the Company to account for contingent liquidated damages separately from the financial instruments to which they relate, which are the Notes and Warrants issued and sold in the PP1 and PP2 offerings.  Prior to the adoption of FSP-00-19-2, the Company was accounting for the Warrants as derivative liabilities based on the requirement of the Company to register all underlying shares to the Notes and the Warrants. The Company concluded that with the separate accounting required under FSP 00-19-2 for the liquidated damages, the Warrants by themselves were properly classified as equity securities (having met all requirements of EITF 00-19 for equity classification) as of the adoption date.

Under FSP 00-19-2, the Company is required to estimate and record a contingent liability if the likelihood is probable that it will pay liquidated damages in future periods, calculated in accordance with the SFAS 5, “Accounting for Contingencies” (“SFAS 5”) and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.”  Further, FSP 00-19-2 requires that “the financial instrument(s) subject to the registration payment arrangement shall be recognized and measured in accordance with other applicable GAAP (for example SFAS 133 and EITF 00-19) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.” Accordingly, on the date of adoption, the Company accounted for the Warrants separately from the liquidated damages obligations.

Based on the above requirements, the Company recorded a cumulative effect of an accounting change entry (i.e., a charge to the beginning balance of the accumulated deficit) as of April 1, 2007 for the combination of:  1) the reclassification of the Warrants from derivative liabilities to equity securities, and 2) a contingent liability for probable future payment of liquidated damages (based on the Company’s best estimate as of the date of adoption, which is through March 31, 2008).  The amount of the contingent liability recorded was approximately $289,000.  Also, as part of the cumulative effect of an accounting change entry, the Company reclassified the Warrants from derivative liabilities to equity securities.  The difference between the Warrants as measured on the date of adoption and their original recorded value was included in the charge to the beginning balance of the accumulated deficit.  This amount was approximately $466,000.  The total of the cumulative effect of this accounting change was $755,000.

On April 5, 2007, the Company closed the balance of its PP2 offering and, in accordance with FSP 00-19-2, recorded a contingent liability and related charge to the consolidated Statement of Operations for estimated liquidated damages related to this funding through March 31, 2008.

The Company evaluated the contingent liability for liquidated damages at June 30, September 30 and December 31, 2007 and concluded that the facts and circumstances had not changed as to the appropriateness of the March 31, 2008 date.  As of March 31, 2008, the Company was in substantial discussions with a majority of investors to convert their Notes, exercise their Warrants and remove the registration requirements of the underlying shares to the Notes and Warrants.  As a result, as of March 31, 2008, the Company concluded that it was probable that it would execute an agreement under these terms and estimated and recorded an additional contingent liability and related charge for liquidated damages through June 30, 2008.

As of March 31, 2008, the Company accrued $671,342 related to liquidated damages related to the PP2 Notes and estimated that this amount was the maximum payout required.  On June 24, 2008, the Company executed agreements with certain investors comprising approximately 70% of the original principal investment of PP2 to convert the outstanding Notes at a reduced price of $0.53.  On June 30, 2008, the Company executed an agreement with the institutional investor in the PP2 offering that had the contractual right to liquidated damages.  In exchange for the waiver from the investor, the Company issued to the investor 58,777 shares of its common stock.  The agreement terminated any assessment of liquidated damages beyond June 24, 2008.

The table below summarizes the cumulative effect entry recorded as of April 1, 2007 for the adoption of FSP 00-19-2:

Accumulated deficit, April 1, 2007 (as restated)	$(10,586,847)

Adjustments for the cumulative effect of the change in accounting principle:
Contingent liability recorded for estimated liquidated damages	(289,518)
Reclassification of Warrants from derivative liabilities to equity securities	(465,597)
Total adjustments	(755,115)

Accumulated deficit, April 1, 2007, as adjusted	$(11,341,962)

RESULTS OF OPERATIONS

Overview of Results of Operations for Fiscal 2008 and Fiscal 2007
	For the Year Ended March 31,
	2008	% of rev	2007	% of rev
Revenues:			(As restated)
Convergence Solutions	$1,871,923	65%	$1,401,789	73%
Professional Services	406,923	14%	218,454	11%
Support and Maintenance	595,769	21%	312,595	16%
Total Revenues	2,874,615	100%	1,932,838	100%

Cost of Revenues:
Convergence Solutions	520,952	18%	313,272	16%
Professional Services	311,100	11%	167,012	9%
Support and Maintenance	148,750	5%	78,048	4%
Total Cost of revenues	980,802	34%	558,332	29%

Gross Profit	1,893,813	66%	1,374,506	71%

Expenses:
Sales and marketing	1,433,888	50%	676,868	35%
Software development	630,411	22%	542,597	28%
Engineering and support	268,754	9%	209,532	11%
General and administrative	1,470,056	51%	900,528	47%
Charge for litigation contingency	650,000	23%	-
Depreciation and amortization	353,582	12%	347,086	18%
Total expenses	4,806,691	167%	2,676,611	138%

Loss from operations	(2,912,878)	(101)%	(1,302,105)	(67)%

Other income (expense)
Interest income	22,626	1%	714	0%
Interest expense	(311,108)	(11)%	(84,752)	(4)%
Charge for stock issued to convertible note holders	(135,825)	(5)%	-	-%
Amortization of discount on convertible notes	(1,532,511)	(52)%	(146,684)	(8)%
Change in estimated fair value of derivative financial instruments – warrants	-		(518,511)	(27)%
Charge for estimated liquidated damages	(381,924)	(13)%	-
Other expense	(800)	-%	-	-%
Total other income (expense)	(2,339,542)	(81)%	(749,233)	(39)%

Net loss	$(5,252,420)	(182)%	$(2,051,338)	(106)%

Basic & diluted net loss per share	$(0.61)		$(0.25)

Weighted average shares outstanding – basic and diluted	8,644,112		8,190,123

The following discussion should be read in conjunction with the consolidated statements of financial operations, in their entirety.

Our revenues have grown from $1,932,838 in fiscal 2007 to $2,874,615 in fiscal 2008, a growth year-over-year of 48.7% on a recognized revenue basis.

Our gross profit during the fiscal year 2007 was $1,374,506 or approximately 71% of revenues, and the operating loss for the same period was $1,302,105.  Gross profit for fiscal year 2008 was $1,893,813 or approximately 66% of revenues, and our operating loss for the same period was $2,912,878.  The Company applied a new method of estimating its cost of sales that we believe more appropriately associates some costs previously shown as operating expenses as costs of sales, including employee related costs related to the installation of convergence solutions as a cost of professional services revenue, and employee salaries associated with providing support and maintenance as a cost of the support and maintenance segment of revenue.

During the fiscal year 2008, we continued to incur substantial costs and operating expenses related to the expansion of our business.  We increased our sales and marketing expenditures by about 112% over the previous year by augmenting our sales force and bolstering our marketing initiatives in order to build brand recognition and customer awareness. We added professional staff in other areas as well, including in field engineering to strengthen our implementation and support services, as well as software engineers to broaden and enhance our convergence solutions.  The company’s headquarters were relocated to a facility that is almost three times the size of the previous space, in order to provide our developers adequate room for development laboratories, demonstration rooms for our visiting clients, as well as additional office and meeting space to allow the company to scale its staff to meet increasing demand for our convergence solutions.

In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), as of March 31, 2008 we have recorded a contingent liability and related charge for outstanding litigation.  While the Company may prevail in this matter and disputes damages sought in the case, we have recorded a reserve of $650,000 in accordance with the SFAS 5.

During both fiscal 2008 and fiscal 2007, the Company recorded significant “Other income (expense) items in its Statement of Operations.  The amortization of discount associated with the PP1 and PP2 notes increased significantly from fiscal 2007 to fiscal 2008 due to the $3.5 million of PP2 Notes issued during the second half of fiscal 2007.  The charge associated with the estimated fair value of the PP1 and PP2 Warrants for fiscal 2007 was an expense of $519,000, and $-0- for fiscal 2008 due to the reclassification of both the PP1 and PP2 Warrants from derivative liabilities to equity securities as of April 1, 2007 as a result of a new accounting pronouncement that the Company adopted on April 1, 2007, as discussed previously under this Item..

LIQUIDITY AND CAPITAL RESOURCES

From our start of operations in May 2003 through the end of fiscal 2007, we funded our operations primarily through the PP1 and PP2 Note offerings—the first in the third quarter of fiscal 2005 and the second initiated in the third quarter of fiscal 2007.

At March 31, 2008, we had cash and cash equivalents of $175,007.  Accounts receivable at March 31, 2008 were $248,186.  Accounts payable, accrued current liabilities, and related party payables totaled $1,626,665 as of March 31, 2008.

Subsequent to the fiscal year ended March 31, 2008, the Company completed its Short Term Investment Incentive Program, wherein the Company extended incentives to PP1 and PP2 Note holders to 1) convert their notes to equity at a reduced conversion price, and 2) exercise their warrants at a reduced exercise price. This Program resulted in the reduction of the Company’s debt by $3,194,953 including accrued interest, and generated $896,916 in proceeds from the exercise of warrants.

Equally significant, subsequent to the year ended March 31, 2008, the Company, in cooperation with one of its Gold Reseller Partners, has secured its largest contract to-date for the purchase of joint products and services from a state in the Midwestern United States, in the initial amount of approximately $600,000.  Together, these events have substantially improved the liquidity position of the Company.

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

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, which are described below, we do not engage in off-balance sheet financing arrangements. We currently have a secured bank line of credit with JPMorgan Chase Bank in the amount of $50,000.  In addition, we have a factoring agreement with Allied Capital Partners, L.P. for our accounts receivable with a credit line of up to $1,500,000.

ITEM 7:  FINANCIAL STATEMENTS

The financial statements of the Company are included as a separate section of this report beginning on page F-1 immediately following the signature page to this report.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T):  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we carried out an initial analysis, under the supervision and with the participation of our management, including our Chief Executive Officer (the “Certifying Officer”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-KSB (“Annual Report”).

The Certifying Officer also previously determined as of December 31, 2007 that our financial management team did not have sufficient experience in the preparation of the narrative disclosures in notes to the interim financial statements to ensure that the disclosure controls and procedures we maintain (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. In an effort to remediate the insufficiency, we engaged an independent financial consulting group to provide the personnel resources necessary for technical accounting and for the recording of complex financial transactions, preparation of financial statements, and management reporting and disclosure reporting.  This engagement resulted in a comprehensive review of our Company’s financials, which resulted in the Company amending its fiscal year 2007 Annual Report and its Form 10-QSB filings for the quarterly periods ended June 30, 2007 and September 30, 2007.

In connection with the analysis of the effectiveness of our disclosure controls and procedures as of December 31, 2007, we conducted a search and retained new financial leadership with the addition of a Chief Financial Officer in March of 2008. As a subsequent event to the filing of this report, the Certifying Officer noted that the CFO had been terminated, for, among other reasons,  the inability to provide the necessary technical accounting expertise for the recording of complex financial transactions, preparation of financial statements, management reporting and disclosure reporting.  To remediate the situation, another independent consultant with prior CFO experience with micro-cap companies was retained to complete the financial reporting requirements.  While engaged, this financial consultant also identified the Company’s incorrect accounting for the Company’s PP1 Notes, PP1 Warrants, PP2 Notes, PP2 Warrants and share-based compensation expense related to stock options issued to employees during the fiscal years 2005 through 2007.  This will result in the Company amending its consolidated financial statements for the fiscal year ended March 31, 2007 (which have been restated in this Annual Report filing), amending and restating our Annual Report for the fiscal year ended March 31, 2007 and our quarterly filings on Form 10-QSB for the periods ended June 30, 2007, September 30, 2007 and December 31, 2007.

We estimate that during the second half of fiscal 2009, the Certifying Officer, along with the Company’s other management representatives, will complete remediation measures that may include engaging an independent consulting firm to further evaluate, remediate, implement, document and test the internal controls in these key areas:

1.	Order Entry Accounting & Reporting
2.	Debt/Equity Accounting & Compliance
3.	Cash & Other Working Capital Management
4.	Compensation Accounting & Administration
5.	Other Assets & Liability Account Management
6.	Financial Reporting

We will also monitor our disclosure controls and procedures on a continuing basis to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In the future as such controls change in relation to developments in the our business and financial reporting requirements, our evaluation and monitoring measures will also address any additional corrective actions that may be required.

Our management does not expect that our disclosure control procedures or our internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2008. An independent financial firm will be engaged to complete remediation measures that may include further evaluation, remediation, implementation, documentation and testing of our key internal controls.

The SEC has extended the requirement date for non-accelerated filers of Section 404(b), the OUTSIDE AUDITOR'S attestation, from being required for years ending December 15, 2008 or later to December 15, 2009 or later. The Section 404(a) MANAGEMENT ASSESSMENT, however, is still in effect. This Annual Report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 8B:  OTHER INFORMATION

None.

PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS AND CORPORATE GOVERNANCE;
COMPLIANCE WITH SECTION 16(a) OFTHE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age, and position of each of our executive officers and directors of the Company as of the period ending March 31, 2008:

Director's Name	Age	Position with Company

Derek P. Downs	40	Chief Executive Officer and Director
Greg T. Royal	43	Founder, Chief Technology Officer and Director
Cynthia A. Garr	47	Director
Richard McDowell	51	Chief Financial Officer

Our directors hold office until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified.  Our officers are elected by the Board of Directors (or “Board’) at the board meeting held immediately following the shareholders' annual meeting and hold office until their death or until they either resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment for executive officers, all of whom serve on an at will basis.

Derek Downs has served as President since May 31, 2004 and became our Interim CEO for the Company in June 2005.  Effective July 14, 2008, he was appointed Interim Chief Financial Officer following the termination of employment of our Chief Financial Officer, Richard McDowell on that date.  Mr. Downs has been a member of the Board of Directors since October 1, 2004.  Prior to becoming President and Interim CEO, Mr. Downs served as the Company’s Vice President of Sales, Marketing and Business Development.   From January 2003 to May 2003, Mr. Downs held the same position with XBridge Software, Inc.  From December 2000 to September 2002, Mr. Downs held senior executive roles in marketing, alliances, product marketing, and business development at i2 Technologies (NASDAQ:ITWO), a $1 billion supply chain software company.  Before joining i2 Technologies, he served from December 1999 to December 2000 as VP of Business Development and Strategic Alliances for BSI Consulting, a midsized technology strategy firm.  From May 1995 to December 1999, Mr. Downs held the position of Director of Strategic Alliances at Baan Company, a $1+ billion enterprise software company.  Mr. Downs graduated from the University of Eastern New Mexico in 1990 with a BBA degree in Marketing and a BBA degree in Business Administration.

Gregory T. Royal has served as Executive Vice President and Chief Technology Officer and has been a member of the Board of Directors since May 2003.  Mr. Royal is the original founder of XBridge Software, and the inventor of the Convergence Server™ technology.  Mr. Royal has over 18 years of IT Sales, Marketing and Management experience in New Zealand, Australia and the United States.  He has held Senior Sales and Marketing positions at Sycom Office Equipment, Eagle Technology, Network General Corp. (NASDAQ:NETG) and Network Associates Inc (NASDAQ:NETA). Mr. Royal has system certification with Compaq, IBM, Novell and Hewlett Packard. He also has significant experience in designing and deploying large-scale IT systems including experience in Banking and Finance, Government, and Retail and Property Services.  Mr. Royal graduated from Victoria University in 1986 and holds an MBA from Rushmore University.

Cynthia A. Garr has served as a member of the Board of Directors since May 2003.  She is one of the founders of XBridge Software, and has served as its President and as a Director from its inception in 1999 to the present.  She was also Director of Sales for Identify Software, a leader in application problem resolution software, from January 2003 to June 2004.  From January 2000 to August 2001, Ms Garr served as a Regional Sales Manager for Mercury Interactive, the leading provider of enterprise testing and performance management solutions.   Ms. Garr was President of U.S. Operations and Executive Director of Qronus Interactive, a provider of automated testing solutions software, which was ultimately acquired by Mercury Interactive from November 1997 to January 2000. She graduated from Brookhaven College in 1985 with a degree in Business Management.

Richard McDowell joined the company in March of 2008 as the Chief Financial Officer.  From 2003 to 2008, Mr. McDowell was the Chief Financial Officer and co-founder of Enlightened Age Entertainment, Inc., a software development company that produced web-based applications.  From1995 to 2003, Mr. McDowell was employed by Blockbuster Inc., where he held a number of executive roles, the final being Senior Vice President and Treasurer.  From 1983 to 1995, Mr. McDowell was employed in various capacities by North Broward Hospital District and held several finance and accounting positions. He began his career with Coopers and Lybrand and has an undergraduate degree form the University of Florida and an MBA from the University of Miami.  Mr. McDowell was terminated as the Company’s Chief Financial Officer on July 14, 2008.

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

Indebtedness of Directors and Executive Officer

None of our directors or our executive officers or their respective associates or affiliates are indebted to us.

Family Relationships

There are no family relationships among our directors or CEO.

Compensation Committee

The Company does not maintain a standing Compensation Committee.  Due to the Company’s small size at this point in time, the Board has not established a separate compensation committee. All members of the Board (with the exception of any member about whom a particular compensation decision is being made) participate in the compensation award process.

Nominating Committee

The Company does not maintain a standing Nominating Committee and does not have a Nominating Committee charter.  Due to the Company’s small size at this point in time, the Board has not established a separate nominating committee and feels that all directors should have input into nomination decisions. As such, all members of the Board generally participate in the director nomination process. Under the rules promulgated by the SEC, the Board of Directors is, therefore, treated as a “nominating committee.”

The Board will consider qualified nominees recommended by shareholders. Shareholders desiring to make such recommendations should submit such recommendations to the Corporate Secretary, c/o Cistera Networks, Inc., 6509 Windcrest Drive, Suite 160, Plano, Texas 75024.  The Board will evaluate candidates properly proposed by shareholders in the same manner as all other candidates.

With respect to the nominations process, the Board does not operate under a written charter, but under resolutions adopted by the Board of Directors.  The Board is responsible for reviewing and interviewing qualified candidates to serve on the Board, for making recommendations for nominations to fill vacancies on the Board, and for selecting the nominees for selection by the Company’s shareholders at each annual meeting.  The Board has not established specific minimum age, education, experience or skill requirements for potential directors.  The Board takes into account all factors they consider appropriate in fulfilling their responsibilities to identify and recommend individuals as director nominees.  Those factors may include, without limitation, the following:

•
an individual’s business or professional experience, accomplishments, education, judgment, understanding of the business and the industry in which the Company operates, specific skills and talents, independence, time commitments, reputation, general business acumen and personal and professional integrity or character;

•	the size and composition of the Board of Directors and the interaction of its members, in each case with respect to the needs of the Company and its shareholders; and

•
regarding any individual who has served as a director of the Company, his or her past preparation for, attendance at, and participation in meetings and other activities of the Board of Directors or its committees and his or her overall contributions to the Board and the Company.

The Board may use multiple sources for identifying and evaluating nominees for directors, including referrals from the Company’s current directors and management as well as input from third parties, including executive search firms retained by the Board.  The Board will obtain background information about candidates, which may include information from directors’ and officers’ questionnaires and background and reference checks, and will then interview qualified candidates.  The Board will then determine, based on the background information and the information obtained in the interviews, whether to recommend that a candidate be nominated to the Board of Directors.  We strongly encourage and, from time to time actively survey, our shareholders to recommend potential director candidates.

Shareholder Communications with the Company’s Board of Directors

Any shareholder wishing to send written communications to the Company’s Board of Directors may do so by sending them in care of Derek Downs, CEO, at the Company’s principal executive offices.  All such communications will be forwarded to the intended recipient(s).

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial  reports of ownership and reports of changes in ownership with the SEC.  Such persons are required by SEC  regulation  to furnish us with copies of all Section  16(a) forms they file.  Based solely on its review of the copies of such forms received by it and  representations  from certain  reporting  persons regarding their  compliance with the relevant filing  requirements,  the Company believes that all filing requirements applicable to its officers,  directors and 10%  shareholders  were complied with during the fiscal year ended  March 31,2008, except as set forth below:

•
Derek Downs and Greg Royal failed to timely file a Form 4 – Statement of Changes in Beneficial Ownership, to report the acquisition of securities in our private placement transaction on April 5, 2007 of “Senior Unsecured Convertible Notes” (“PP2 Notes”) and warrants (“PP2 Warrants”).  These filings are expected to be made on or before August 22, 2008.

•
Derek Downs, Greg Royal and Cynthia Garr failed to timely file a Form 4 – Statement of Changes in Beneficial Ownership, to report the cancellation on March 31, 2007 of options to purchase shares of our common stock.  These filings are expected to be made on or before August 22, 2008.

CODE OF ETHICS

Due to the current formative stage of the Company’s development, it has not yet developed a written code of ethics for its directors or executive officers.

ITEM 10: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth, for our last two fiscal years, certain information concerning the compensation paid by the Company to our Chief Executive Officer and our other most highly paid executive officer who received in excess of $100,000 in compensation during these periods.

SUMMARY COMPENSATION TABLE
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)
								Nonqualified
	Year						Non-Equity	Deferred	All Other
	Ended				Stock	Option	Incentive Plan	Compensation	Compen-
Name and	March	Salary		Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	31	($)		($)	($)	($)	($)	($)	($)	($)
Derek P. Downs	2008	$150,000	(1)	-	-	-	-	-	82,880	$233,084
CEO/Director	2007	$127,500		-	-	-	-	-	-	$127,500
Greg T. Royal	2008	$136,370	(2)	-	-	-		-	70,979	$207,349
Executive V.P./Director	2007	$130,500		-	-	-	-	-	-	$130,500

(1)
The base salary amount for Mr. Downs is $150,000. There was an additional bonus of $52,439 provided to offset the tax impact of a stock grant for historical accrued salary and additional compensation of $30,441 was recognized for prior years’ accrued salary.

(2)	The base salary amount for Mr. Royal is $150,000. There was additional compensation of $70,979 recognized for prior years’ accrued salary.

Except as described below under “Employment Contracts,” there are no compensatory plans or arrangements with respect to any of our executive officers, which result or will result from the resignation, retirement or any other termination of such individual’s employment with us or from a change in control of the Company or a change in the individual’s responsibilities following a change in control.  No stock options, stock appreciation rights or other stock based incentives were awarded to any of our named executive officers during fiscal 2007 or fiscal 2008.

EMPLOYMENT CONTRACTS

On March 12, 2008, we entered into an employment agreement with Mr. Richard McDowell, the Company’s former Chief Financial Officer, pursuant to which we agreed to employ him as CFO at an annual salary of $145,000.  The initial term of the agreement is one year, with a self-renewing clause.  If we terminate our employment relationship with Mr. McDowell (a) without cause, or (b) for any reason within twelve months of a change in control; or if Mr. McDowell terminates the agreement with just cause, then Mr. McDowell shall be entitled to receive two times his then current salary, payable in equal installments over the course of the immediately following eighteen months.  The amount of two times his current salary is only earned after completing one year of service with the Company.  On July 14, 2008, Mr. McDowell’s employment was terminated.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Outstanding Equity Awards at Fiscal Year-End
Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Cynthia Garr	41,831(1)	0	0	$0.46	4/1/2009
Gregory Royal	271,174(2)	0	0	$0.46	5/3/2009

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

None of our executive officers exercised options to purchase our common stock during fiscal 2007 or 2008.

DIRECTOR COMPENSATION

We do not currently pay our directors a fee for attending scheduled and special meetings of our Board of Directors.  We intend to reimburse each director for reasonable travel expenses related to such director’s attendance at Board and committee meetings.  In the future we expect that we will have to offer some compensation to attract the caliber of independent board members the Company is seeking.

ITEM 11:  SECURITY OWNERSHIP OF BENEFICIAL OWNERSAND MANAGEMENT AND RELATED STOCKHOLER MATTERS

The table below sets forth, as of August 5, 2008 and exercisable within 60 days, certain information with respect to the beneficial ownership of our common stock by (i) each of our directors and executive officers, (ii) each person known to us to be the beneficial owner of five percent or more of the outstanding shares of our common stock, and (iii) all of our officers and directors as a group.  Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

Title of	Name and Address	Nature and Amount
Class	Of Beneficial Owners	of Beneficial Ownership	Percent

Common	Derek P. Downs(1)	228,670(2)	1.32%

Common	Cynthia A. Garr(1)	1,330,191(3)	7.24%

Common	Gregory T. Royal(1)	1,640,279(4)	8.78%

Common	Kingdon Hughes	1,357,123(5)	7.38%
	16475 Dallas Pkwy, Suite 440
	Addison, TX 75001

Common	Roaring Fork Capital Management	3,664,155(6)	17.70%
	5350 South Roslyn St., Suite 380
	Greenwood Village, CO 80111

All Officers and Directors as a Group		3,199,140	15.81%

(1)	The business address for Ms. Garr and Messrs. Downs and Royal is 6509 Windcrest Drive, Suite 160, Plano, TX, 75024.
(2)	Includes warrants to purchase 30,000 shares of common stock issued as part of the PP2 private placement offering.
(3)	Includes options to purchase 41,831 shares resulting from the post merger conversion of options to purchase shares of XBridge common stock.
(4)
Includes options to purchase 271,174 shares resulting from the post merger conversion of options to purchase shares of XBridge common stock and warrants to purchase 70,779 shares of common stock issued as part of the PP2 private placement offering.

(5)	Includes warrants to purchase 189,822 shares of common stock.
(6)	Includes convertible promissory notes convertible into 364,133 shares of common stock at a conversion price of $0.75.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

On April 5, 2007, the Company issued PP2 Notes in the principal amount of $30,000, and issued PP2 Warrants to purchase 30,000 shares of the Company’s common stock to Derek Downs, an officer and director of the Company, in connection with the cancellation of an equal amount of the Company’s outstanding obligations.  As of March 31, 2008, interest of $7,191 had been accrued on this PP2 Note.

On April 5, 2007, the Company issued PP2 Notes in the principal amount of $70,779, and issued PP2 Warrants to purchase 70,779 shares of the Company’s common stock to Gregory Royal, an officer and director of the Company, in connection with the cancellation of an equal amount of the Company’s outstanding obligations.  As of March 31, 2008, interest of $16,967 had been accrued on this PP2 Note.

Our Board of Directors currently consists of three members, Gregory T. Royal, Cynthia A. Garr, and Derek P. Downs, none of whom are “independent” within the meaning of the rules and regulations of Nasdaq.  We are planning to expand the number of members constituting our Board of Directors and will seek persons who are “independent” to fill vacancies created by any expansion.

ITEM 13: EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Title of Document

3(ii)	Bylaws (Incorporated by reference from the Company’s Annual Report on Form 10KSB for the fiscal year ended March 31, 1996)
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
10.1
Employment Agreement between Richard McDowell and Cistera Networks, Inc. dated as of March 12, 2008 (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.2
Waiver Agreement dated as of June 30, 2008, by and between Cistera Networks, Inc., and Roaring Fork Capital SBIC, LP. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2008)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14: PRINCIPAL ACCOUNTANT FEES & SERVICES

Robison, Hill & Company (“Robison”) served as our independent registered accounting firm through September 2007 when the Board of Directors engaged Farmer, Fuqua and Huff (“Farmer”).  The following table shows the fees that the Company incurred for audit and other services provided by these firms for the 2008 and 2007 fiscal years:

Service	2008	2007
Audit Fees	$33,428	$42,942
Audit-Related Fees	-	-
Tax Fees	1,945	615
All Other Fees	-	-
Total	$35,373	$43,557

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by an independent registered accounting firm in connection with statutory and regulatory filings or engagements.

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

CISTERA NETWORKS, INC.

Dated: August 15, 2008	By /S/ Derek P. Downs
Derek P. Downs
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates.

Signatures	Title	Date

/S/ Derek P. Downs	Chief Executive Officer	August 15, 2008
Derek P. Downs	(Principal Executive Officer,
Interim Principal Financial and
Accounting Officer)

/S/ Cynthia A. Garr	Director	August 15, 2008
Cynthia A. Garr

/S/ Gregory T. Royal	Chief Technology	August 15, 2008
Gregory T. Royal	Officer and Director

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

/s/ Robison Hill & Co.
Certified Public Accountants
Salt Lake City, Utah
November 12, 2007, except for Note 3, as to which the date is August 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cistera Networks, Inc. and & Subsidiary

We have audited the accompanying consolidated balance sheet of Cistera Networks, Inc. & Subsidiary as of March 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2008.  Cistera Networks, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cistera Networks, Inc. and Subsidiary as of March 31, 2008, and the consolidated results of their operations and their cash flows for the year ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farmer, Fuqua & Huff, P.C.
Plano, Texas
August 12, 2008

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEET

March 31, 2008
Current assets:
Cash and cash equivalents	$125,007
Restricted cash	50,000
Accounts receivable, net of allowance for doubtful accounts $-0-	248,186
Related party receivables	15,837
Inventory	187,960
Prepaid expenses	46,030
Total current assets	673,020

Property and equipment, net	355,411
Intangible assets, net	2,023,218
Total long-term assets	2,378,629

TOTAL ASSETS	$3,051,649

Current liabilities:
Accounts payable	$420,603
Related party payables	129,702
Accrued liquidated damages – outside investors	629,957
Accrued liquidated damages – related parties	41,485
Accrued liabilities	1,076,360
Deferred revenue	971,474
Convertible promissory notes – outside investors, net of discount	408,204
Line of credit	17,503
Total current liabilities	3,695,288

Convertible promissory notes – outside investors, net of discount	1,606,300
Convertible promissory notes – related parties, net of discount	59,719
Deferred revenue	225,917
Other long-term liabilities	285,470
Total long-term liabilities	2,177,406

Total liabilities	5,872,694

Commitments and Contingencies (Note 5)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; -0- shares issued and outstanding	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,820,192 shares issued and outstanding	8,820
Additional paid-in capital	13,764,517
Accumulated deficit	(16,594,382)
Total stockholders’ deficit	(2,821,045)

TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$3,051,649

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2008	2007
		As restated
Revenues
Convergence Solutions	$1,871,923	$1,401,789
Professional Services	406,923	218,454
Support and Maintenance	595,769	312,595
Total revenues	2,874,615	1,932,838

Cost of revenues
Convergence Solutions	520,952	313,272
Professional Services	311,100	167,012
Support and Maintenance	148,750	78,048
Total cost of revenues	980,802	558,332

Gross Profit	1,893,813	1,374,506

Expenses:
Sales and marketing	1,433,888	676,868
Software development	630,411	542,597
Engineering and support	268,754	209,532
General and administrative	1,470,056	900,528
Charge for litigation contingency (Note 5)	650,000	-
Depreciation and amortization	353,582	347,086
Total expenses	4,806,691	2,676,611

Loss from operations	(2,912,878)	(1,302,105)

Other income (expense)
Interest income	22,626	714
Interest expense	(311,108)	(84,752)
Charge for stock issued to convertible note holders	(135,825)	-
Amortization of discount on convertible notes – outside investors	(1,492,342)	(146,684)
Amortization of discount on convertible notes – related parties	(40,169)	-
Change in estimated fair value of derivative financial instruments - warrants	-	(518,511)
Charge for estimated liquidated damages – outside investors	(340,439)	-
Charge for estimated liquidated damages – related parties	(41,485)	-
Other expense	(800)	-
Total other income (expense)	(2,339,542)	(749,233)

Net loss	$(5,252,420)	$(2,051,338)

Basic & diluted net loss per share	$(0.61)	$(0.25)

Weighted average shares outstanding – basic and diluted	8,644,112	8,190,123

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount

Balances at March 31, 2006	-	$-	8,077,226	$8,077	$8,684,405	$(7,914,037)	$778,445

Cumulative effect of the correction of an accounting error (Note 2)					201,719	(621,472)	(419,753)

Stock issued in connection with exercise of warrants			192,831	193	33,622		33,815

Stock issued for conversion of convertible promissory notes			21,965	22	21,943		21,965

Beneficial conversion feature of convertible promissory notes (Note 2)					482,934		482,934

Share-based compensation expense (Note 2)					101,700		101,700

Net loss, as restated (Note 2)			-	-	-	(2,051,338)	(2,051,338)

Balances at March 31, 2007, as restated (Note 2)	-	-	8,292,022	8,292	9,526,323	(10,586,847)	(1,052,232)

Cumulative effect of change in accounting principle (Note 3)					2,730,824	(755,115)	1,975,709

Stock issued to convertible promissory note holders as inducement for debt conversion			134,462	135	135,671		135,806

Adjustment for common stock shares previously not reported			302,447	302	(309)		(7)

Stock issued for conversion of convertible promissory notes	-	-	91,261	91	68,355		68,446

Allocation of discount on convertible promissory notes to warrants (Note 2)					488,054		488,054

Beneficial conversion feature of convertible promissory notes (Note 2)					815,599		815,599

Net loss						(5,252,420)	(5,252,420)

Balances at March 31, 2008	-	$-	8,820,192	$8,820	$13,764,517	$(16,594,382)	$(2,821,045)

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31
	2008	2007
		As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,252,420)	$(2,051,338)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for inducement to convert debt to convertible promissory notes	135,799	-
Amortization of discount on convertible promissory notes – outside investors	1,492,342	146,684
Amortization of discount on convertible promissory notes – related parties	40,169	-
Charge for estimated liquidated damages – outside investors	340,439	-
Charge for estimated liquidated damages – related parties	41,485	-
Charge for changes in estimated fair value of derivative financial instruments - warrants	-	518,511
Depreciation and amortization	353,582	347,086
Share-based compensation	-	101,700
Stock issued for investor fees	10,000	-
Charge for litigation contingency	650,000	-
Changes in operating assets and liabilities:
Accounts receivable	75,282	(125,149)
Related party receivables	(1,200)	9,290
Inventory	(112,217)	(52,616)
Prepaid expenses	(35,887)	31,483
Accounts payable	(48,051)	(350,181)
Related party payables	105,664	(35,400)
Accrued sales commissions	167,866	-
Accrued interest	289,519	44,109
Other accrued liabilities	(62,427)	43,600
Deferred revenue	647,244	320,988
Other long-tem liabilities	16,200	-
Net cash used in operating activities	(1,146,611)	(1,051,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(315,172)	(63,619)
Net cash used in investing activities	(315,172)	(63,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(50,000)	-
Net proceeds from issuance of common stock	-	1,220
Net borrowings (payments) on line of credit	(44,591)	62,094
Net proceeds from issuance of convertible promissory notes	1,220,000	1,585,000
Payments on convertible promissory notes	(71,075)	(20,000)
Payments on other notes payable and capital lease	(2,415)	(39,581)
Net cash provided by financing activities	1,051,919	1,588,733

Net increase (decrease) in cash and cash equivalents	(409,864)	473,881
Cash and cash equivalents at beginning of year	534,871	60,990
Cash and cash equivalents at end of year	$125,007	$534,871

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
	Years ended March 31
	2008	2007
		As restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$17,584	$35,574
Income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued interest to common stock	$68,539	$21,965
Conversion of accounts payable and other accrued liabilities to convertible promissory notes	363,171	220,606
Conversion of other notes payable to common stock	-	32,595
Allocation of discount on convertible promissory notes to warrants	488,054	-
Allocation of discount on convertible promissory notes to derivative financial instruments – warrants	-	1,244,591
Discount related to beneficial conversion feature on convertible promissory Notes	815,599	482,934

OTHER NON-CASH TRANSACTIONS:

Cumulative effect of change in accounting principle:
Reclassification of warrants from derivative financial instruments to equity Securities (as valued at inception)	$2,730,824	$-
Accrue liquidated damages at April 1, 2007	289,518	-
Reclassification of warrants from derivative financial instruments to equity securities (as valued at April 1, 2007)	(2,265,227)	-
Cumulative effect of change in accounting principle	$755,115	$-

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplate the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations.  Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity for the Company to continue as a going concern.

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

If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Subsequent to the fiscal year ended March 31, 2008, the Company completed its Short Term Investment Incentive Program, wherein the Company extended incentives to PP1 and PP2 Note holders to 1) convert their notes to equity at a reduced conversion price, and 2) exercise their warrants at a reduced exercise price. This Program resulted in the reduction of the Company's debt by $3,194,953 including accrued interest, and generated $896,916 in proceeds from the exercise of warrants.  Also, subsequent to the year ended March 31, 2008, the Company secured its largest contract to-date for the purchase of its Convergence Solutions from a state in the Midwestern United States, in the initial amount of approximately $600,000.  Together, management believes that these events have substantially improved the liquidity position of the Company.

Organization and Basis of Presentation

On August 31, 2004, CNH Holdings Company absorbed its wholly-owned subsidiary Corvero Networks, and began doing business as Cistera Networks, Inc. (“Cistera Networks,” the “Company” or “we”).  All Corvero products adopted the Cistera name.

On May 27, 2005, the Company acquired XBridge Software, Inc. through a merger between XBridge and a Company subsidiary.  XBridge is a wholly-owned subsidiary of the Company.

On September 27, 2005, the Company changed its name from CNH Holdings Company to Cistera Networks, Inc.

Nature of Operations

Cistera Networks provides IP network-based application appliances and services that add features and enhanced functionality to the telecommunications services used by large enterprises, small and mid-sized organizations, both in the commercial and public sector.   Our software-based and hardware-based solutions are delivered on our open-architecture, component-based platform known as the Cistera ConvergenceServer™, which allows administrators to centrally manage advanced applications for IP telephony environments across large single-site and multi-site private voice/data networks.  Although the origins of the solution started back in 2000, we began operations in May 2003 as a public entity under the name of CNH Holdings Company.

Our general business plan is to drive adoption of the Cistera technology—establishing the Cistera ConvergenceServer™ as the leading platform for advanced IP-based applications, through the strategic technology relationships with the IP Telephony equipment providers—Cisco, Nortel, Sylantro and Avaya, as well as the leading channel resellers—AT&T, Verizon, Bell Canada, Comstor, BT, etc.  The Company plans to extend our product and technological leadership in the IP communications industry, and to increase our market penetration by continuing to expand our sales and distribution channels and by capitalizing on new market opportunities like two-way radio interoperability mobile/wireless devices.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements as of March 31, 2008 and for the years ended March 31, 2008 and 2007 include the accounts of Cistera Networks, Inc. and its wholly-owned subsidiary XBridge Software, Inc.  XBridge Software, Inc. was acquired by the Company on May 27, 2005.

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

All significant intercompany balances and transactions have been eliminated.

Use of Estimates

Our consolidated financial statements are prepared in accordance with US GAAP.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures.  On an ongoing basis, we evaluate our estimates and assumptions.  Our actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.  The Company holds a deposit guaranty as part of a line of credit facility with a financial institution in the amount of $50,000, and this amount is classified as restricted cash as of March 31, 2008.  See further discussion in Note 4 to these consolidated financial statements.

Accounts Receivable

Accounts receivable are comprised of the following at March 31, 2008.

Receivables Assigned to Factor	$757,603
Advances to (from) Factor	(694,808)
Fees, Expenses and Charges to Reserve	(36,886)
Amounts Due from Factor	25,909
Unfactored Accounts Receivable	222,277
Total Receivables	$248,186

Pursuant to a factoring agreement with Allied Capital Partners, L.P., effective December 2007, the Company is able to factor up to $1,500,000 of receivables at any one time at an 85.88% advance rate, with recourse against the Company in the event of a loss.  The Company’s obligations to Allied are collateralized by all of the Company’s accounts receivable, chattel paper, general intangibles, supporting obligations, inventory and proceeds thereof.  The term of the current agreement is for a period of twelve months with automatic twelve month renewal thereafter.  For the year ended March 31, 2008, the factoring charges amounted to 1.75% of the receivables purchased.

Accounts receivable and concentration of credit risk

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

The Company is subject to credit risk from accounts receivable with its customers. The Company’s accounts receivable are due from both governmental and commercial entities. Credit is extended based on evaluation of the customers’ financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due.

The Company assesses potential reserves against its accounts receivable by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customers’ current ability to pay their obligations to the Company and economic and industry conditions.  Based on these factors, the Company has concluded that an allowance for doubtful accounts as of March 31, 2008 is not required.

As of March 31, 2008, the Company receives approximately 23% of its gross revenues from its top three re-sellers.  This represents a decrease in concentration of business from the 31% reported for the year ended March 31, 2007.

Inventory

Inventory consists of equipment that has been purchased but not yet shipped, shipped but not yet installed,  and equipment that has been returned to the Company because the customer has cancelled the project or there were problems with the hardware.  The inventory assets are recorded at the lower of cost or market. Cost is determined by the first-in, first-out method.

Accrued liabilities and Other long-term liabilities are comprised of the following at March 31, 2008:

Accrued liabilities		Other long-term liabilities

Accrued interest	$88,375	Accrued interest	$269,270
Reserve for litigation contingency	650,000	Other	16,200
Accrued sales commissions	167,866
Other	170,119

	$1,076,360		$285,470

Revenue recognition

We recognize revenue when:

•	persuasive evidence of an arrangement exists,
•	delivery has occurred or services have been rendered,
•	the sales price is fixed or determinable, and
•	collectability of the resulting accounts receivable is reasonably assured.

The Company recognizes revenue from software, hardware and services once fully installed and implemented. This method of revenue reporting does not reflect all orders received and shipped during the reporting period, but only those orders received, shipped and completely installed within the reporting period.

The Company recognizes revenue according to the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 97-2 (Software Revenue Recognition) as defined by paragraphs 07-14 in SOP 97-2 and as amended by SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions).  This SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software (including computer hardware and support services).

Deferred revenue represents contracts for certain revenue to be recognized in the future from support and maintenance contracts as well as product sales and professional services which have been shipped and billed but not installed.  Support and maintenance contracts are executed on an annual basis and the revenue from these contracts is recognized over the life of the contracts.  Of the total deferred revenue shown as a current liability in the amount of $971,474, the deferred revenue for products and services was $543,748 as of March 31, 2008.  The remainder of current deferred revenue and the long term deferred revenue of $225,917 related to technical support and maintenance services.

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

Accounting for Sales Commissions

For the fiscal year 2006 and 2007, the Company did not pay sales commissions except in select agent arrangements.  Beginning in fiscal 2008, the Company adopted a sales commission plan that paid commissions at a target rate of 3.75% of the contract amount.  Commissions payable are accrued in the period that the customer accepts the product or service from the Company.  Sales commissions are generally paid on sales meeting the criteria for sales commission payment in the subsequent accounting period.

Depreciation and Amortization

Property and equipment are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years.  Property and equipment consisted of the following at March 31, 2008:

2008
Computer Equipment	$223,314
Trade Show Booth & Fixtures	15,637
Office Equipment	327,761
Leasehold Improvements	7,372
Property held under capital leases	10,205
Less accumulated depreciation	(228,878)

Total	$355,411

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income or expense.

Total depreciation expense for the years ended March 31, 2008 and 2007 was $81,807 and $36,181, respectively.

Intangible Assets

The Company has adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.  In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.  Intangible Assets consisted of the following at March 31, 2008:

Intangible Asset		Amortization Period
Intellectual Property	$2,717,755	10 Years
Software Development	366,040	4 Years
Less accumulated amortization	(1,060,577)
Total	$2,023,218

The software development costs were acquired in the acquisition of XBridge Software, Inc. Capitalized software development costs are amortized on a product-by-product basis over their expected useful life, which is over the term of the customer license agreement, which is generally four years.  The annual amortization related to software to be sold is the greater of the amount computed using (a) the ratio that current gross revenue for a product compares to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product.

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

Total amortization expense for the years ended March 31, 2008 and 2007 was $271,776 and $311,710, respectively.

The estimated amortization for the next five years is as follows:

2008	$271,776
2009	271,776
2010	271,776
2011	271,776
2012	271,776
Total	$1,358,880

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets, including identifiable intangible assets with a finite useful life, whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable. If that analysis indicates that an impairment has occurred, the Company measures the impairment based on a comparison of discounted cash flows or fair values, whichever is more readily determinable, to the carrying value of the related asset.

Earnings (Loss) per Share

Basic earnings (loss) per share has been computed by dividing the net losses earnings for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares.  At March 31, 2008, the total number of potentially dilutive common stock equivalents was 10,343,689.  At March 31, 2007, the total number of potentially dilutive common stock equivalents was 6,428,197. These potentially dilutive common stock equivalents have been excluded from the diluted share calculations for 2008 and 2007 as they were antidilutive as a result of the net losses incurred for those years. Accordingly, basic shares equal diluted shares for all years presented.

Reclassifications

Certain reclassifications have been made in the 2007 financial statements to conform to the 2008 presentation.

Stock Options

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R). “Share-based payment” (“SFAS 123R”), applying the modified prospective method.  SFAS 123R requires all equity-based payments to employees to be recognized in the Consolidated Statements of Operations at the fair value of the award on the grant date. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of all stock options granted by the Company are determined using the Black-Scholes model (“BS Model”).

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at March 31, 2008 approximates their fair values due to the short-term nature of these financial instruments.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) measurement of assets or liabilities at fair value, but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We intend to adopt the standard beginning in the first quarter of fiscal year 2009. We are currently evaluating the impact of adopting SFAS 157 on our financial statements and do not believe it will have a material impact.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We intend to adopt the standard beginning in the first quarter of fiscal year 2009. We are currently assessing the impact of SFAS 159 on our financial statements and do not believe it will have a material impact.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires all entities to report non-controlling (minority interests) in subsidiaries with equity in the consolidated financial statements, but separate from the parent stockholders' equity. We intend to adopt the standard beginning in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 160 on our financial statements and do not believe it will have a material impact.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. We intend to adopt the standard beginning in the first quarter of fiscal year 2010.

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company is restating its Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the year ended March 31, 2007 to reflect: (i) a correction in its accounting for its Senior Unsecured Convertible Promissory Notes and detachable warrants issued in private placements during the period from December 2004 to April 2007 (the “PP1 Notes, “PP1 Warrants,” “PP2 Notes,” and “PP2 Warrants”) and (ii) share-based compensation related to employee stock options.  The impact of the restatement is summarized in the table below:

	Adjustments to Statements of Operations
	Convertible Promissory Notes and Warrants	Stock Compensation Expense	Total

Year ended March 31, 2007	$(665,195)	$(101,700)	$(766,895)
Cumulative effect at April 1, 2006	(621,472)	-	(621,472)

Total	$(1,286,667)	$(101,700)	$(1,388,367)

Convertible Promissory Notes and Warrants

The Company has concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal year 2007 and fiscal year 2008 was incorrect and that the necessary adjustments were material to the fiscal year 2007 consolidated financial statements.

The Company based its conclusion upon a further review of the documents associated with the Notes and Warrants and considered the following sources as relevant guidance in determining the proper accounting treatment for the Notes and Warrants.

•	SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”),
•	APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”),
•	Emerging Issues Task Force (EITF) Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”),
•	EITF 05-2, The Meaning of “Conventional Convertible Debt Instrument”(“EITF 05-2”),
•	EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”),
•	EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”),
•	SEC Staff Accounting Bulletin No. 107 (“SAB 107”)

Conversion feature of the Notes

The Company concluded that the Notes meet the definition of “conventional convertible debt” (as defined in EITF 00-19 and affirmed in EITF 05-2).  EITF 00-19, paragraph 4 states: “The Task Force observed that, pursuant to paragraphs 11(a) and 12(c) of Statement 133, if an embedded derivative is indexed to the reporting entity's own stock and would be classified in stockholders' equity if it was a freestanding derivative, that embedded derivative is not considered a derivative for purposes of SFAS 133. The Task Force reached a consensus that for purposes of evaluating under SFAS 133 whether an embedded derivative indexed to a company's own stock would be classified in stockholders’ equity if freestanding, the requirements of paragraphs 12–32 of this Issue do not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer).”

Therefore, the Company has concluded that the conversion feature of the convertible debt did not meet the definition of a derivative under SFAS 133 and did not require separate accounting from the debt instrument.

Valuation of Notes and Warrants and beneficial conversion feature

APB 14 addresses the accounting for convertible debt with a nondetachable (embedded) conversion feature, the terms of which provide for an initial conversion price that is greater than the market value at the date of issuance and a conversion price that does not decrease, except under antidilution protection, but does not explicitly address situations in which the embedded conversion feature is “in-the money” at issuance.  The Notes, including any accrued interest, were exercisable into the Company’s common stock at less than the closing price of the Company’s stock on the dates of issuance, and the Company considered this conversion to be an “embedded beneficial conversion feature.”

EITF 98-5 requires “that embedded beneficial conversion features present in convertible securities should be valued separately at issuance.” Further, EITF 98-5 states “that the intrinsic value of the beneficial conversion feature may be greater than the proceeds allocated to the convertible instrument,” and as such, “that the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument.” EITF 00-27 further states “that the effective conversion price based on the proceeds received for or allocated to the convertible instrument should be used to compute the intrinsic value, if any, of the embedded conversion option. As a result of this consensus, an issuer should first allocate the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis. Then, the Issue 98-5 model should be applied to the amount allocated to the convertible instrument, and an effective conversion price should be calculated and used to measure the intrinsic value, if any, of the embedded conversion option.”

Accordingly, we calculated the fair value of both the convertible Notes and the Warrants and allocated the respective relative fair value percentages of each in determining the initial values of the convertible Notes and the Warrants.  Because the Warrants were determined to be derivative liabilities (see conclusion in next section below), the Company recorded them at fair value as calculated under the Black-Scholes option pricing model (“BS model”).  For Notes and Warrants issuances where the net cash proceeds were greater than the fair value of the Warrants, this difference was allocated to the value of the Notes.  The amount assigned to the Warrants represented a debt discount on the Notes, which is amortized over the life of the Notes.  For Notes and Warrants issuances where the net cash proceeds were less than the fair value of the Warrants, the Warrants were recorded at fair value and the difference was recorded as a charge to the consolidated Statement of Operations at inception.  This second situation occurred with issuance of the PP1 Notes in December 2004 and resulted in a charge to the Statement of Operations of approximately $230,000; and no value was allocated to the Notes, with a full debt discount recorded and amortized over the life of the Notes.

After determining the recorded value of the Warrants and Notes (if any), we calculated the beneficial conversion feature of the Notes, which resulted in an additional debt discount which was amortized over the life of the Notes.

Classification and accounting for Warrants

We evaluated the Warrants as a potential free standing derivative under the criteria in paragraph 11(a) of SFAS 133, which require that a contract (Warrants) issued by a reporting entity be accounted for as a derivative unless it is both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position. We concluded that the Warrants were indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in this paragraph.  The Company was required to further review the requirements for equity classification contained in paragraphs 12-32 of EITF 00-19.  The Company concluded that it had not met criteria (2) above based on the requirements for equity classification in EITF 00-19.  Specifically, both the PP1 and PP2 Notes contain registration rights agreements (the “RR agreements”) that stipulate that the Company must register all “registrable securities” (defined as the “shares of Common Stock issuable upon conversion of the Notes and the shares of Common Stock issuable upon exercise of the Warrants”) within a time frame (and this was deemed to be outside of the control of the Company).  In the event of not filing a registration statement by a specified date or by not having a registration effective by a specified date, the Company was obligated to pay liquidated damages in the amount of 1% of the then current outstanding amount of the Notes plus accrued interest.  The Company accrued all required liquidated damages, beginning in FY 2005 with the PP1 Notes. Liquidated damages required under the RR Agreement for the PP1 Notes ceased on September 25, 2005, which was the date that the Company filed its initial registration statement for the PP1 Notes and PP1 Warrants.

Accordingly, the Company concluded that the Warrants did not satisfy the requirement for equity classification and should be classified, recorded and prospectively accounted for as derivative liabilities until it has registered all underlying shares to the Warrants or until such time that the RR agreements are no longer in effect.  The prospective accounting requires that the Warrants be remeasured at each balance sheet date based on estimated fair value and any resultant changes in fair value be recorded to the Statement of Operations.

The Company used the BS model for calculating the fair value of all Warrants issued based on the following assumptions:

	Warrants issued in PP1	Warrants issued in PP2

Expected volatility	128%	100%-104%
Expected term	5 years	5 years
Risk-free interest rate	3.58% - 4.33%	4.46% - 4.65%
Expected dividend yield	0%	0%

We estimated volatility primarily based on historical volatility rates through the date of each closing of the PP1 and PP2 offerings. The Warrants have a transferability provision and based on guidance provided in SAB 107 for options issued with such a provision, we used the full, five-year contractual term as the expected term in the initial valuation of the Warrants.  For the risk-free interest rate, we used the five year U.S. Treasury zero coupon rate for the initial valuation of the Warrants.  Expected volatilities, expected terms and risk-free interest rates were adjusted as of each quarterly period commensurate with the remaining contractual lives of the Warrants on such dates and were used to determine the estimated fair value of the Warrants under the BS model.

Share-based compensation

The Company has concluded that it incorrectly calculated and recorded share-based compensation expense associated with stock options upon the adoption of SFAS 123R on April 1, 2006.  Specifically, the Company did not calculate the fair value of employee stock options issued during the period from February 2004 through October 2004 and did not record any related expense in the Statement of Operations for the year ended March 31, 2007 related to the unrecognized stock option cost as of April 1, 2006.  The Company has not issued any additional stock options to employees since October 2004.

The table below summarizes the effect of the restatement adjustments on the Consolidated Statement of Operations for the year ended March 31, 2007:
	As previously reported	Adjustments	As restated
Revenues
Convergence Solutions	$1,401,789		$1,401,789
Professional Services	218,454		218,454
Support and Maintenance	312,595		312,595
Total revenues	1,932,838		1,932,838

Cost of revenues
Convergence Solutions	313,272		313,272
Professional Services	167,012		167,012
Support and Maintenance	78,048		78,048
Total cost of revenues	558,332		558,332

Gross Profit	1,374,506		1,374,506

Expenses:
Sales and marketing	676,868		676,868
Software development	510,025	32,572	542,597
Engineering and support	209,532		209,532
General and administrative	831,400	69,128	900,528
Depreciation and amortization	347,086		347,086
Total expenses	2,574,911	101,700	2,676,611

Loss from operations	(1,200,405)	(101,700)	(1,302,105)

Other income (expense)
Interest income	714		714
Interest expense	(84,752)		(84,752)
Amortization of discount on convertible notes		(146,684)	(146,684)
Change in estimated value of derivative financial instruments - warrants		(518,511)	(518,511)
Total other income (expense)	(84,038)	(665,195)	(749,233)

Net loss	$(1,284,443)	$(766,895)	$(2,051,338)

Basic & diluted net loss per share	$(0.16)	$(0.09)	$(0.25)

Weighted average shares outstanding – basic and diluted	8,190,123		8,190,123

The table below summarizes the effect of the restatement adjustments on the Consolidated Balance Sheet as of March 31, 2007:

	As previously reported	Adjustments	As restated
Current assets:
Cash and cash equivalents	$534,871		$534,871
Restricted cash	-		-
Accounts receivable, net	314,178		314,178
Related party receivables	23,927		23,927
Inventory	75,743		75,743
Prepaid expenses	10,143		10,143
Total current assets	958,862		958,862

Property and equipment, net	122,046		122,046
Intangible assets, net	2,294,993		2,294,993
Total long-term assets	2,417,039		2,417,039

TOTAL ASSETS	$3,375,901	$-	$3,375,901

Current liabilities:
Accounts payable	$544,796		$544,796
Related party payables	24,038		24,038
Accrued liabilities	598,023		598,023
Deferred revenue	465,179		465,179
Convertible promissory notes	144,000		144,000
Line of credit and other current debt	64,509		64,509
Total current liabilities	1,840,545		1,840,545

Convertible promissory notes	1,900,606		1,900,606
Discount on convertible promissory notes		(1,663,211)	(1,663,211)
Derivative financial instruments, at estimated fair value – Warrants		2,265,225	2,265,225
Deferred revenue	84,968		84,968
Total long-term liabilities	1,985,574	602,014	2,587,588

Total liabilities	3,826,119	602,014	4,428,133

Stockholders’ deficit:
Preferred stock	-		-
Common stock	8,292		8,292
Additional paid-in capital	8,739,970	786,353	9,526,323
Accumulated deficit	(9,198,480)	(1,388,367)	(10,586,847)
Total stockholders’ deficit	(450,218)	(602,014)	(1,052,232)

TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$3,375,901	$-	$3,375,901

The table below summarizes the effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the year ended March 31, 2007:

	As previously reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,284,443)	$(766,895)	$(2,051,338)
Adjustments used to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible promissory notes – outside investors	-	146,684	146,684
Charge for changes in estimated fair value of derivative financial instruments - warrants	-	518,511	518,511
Depreciation and amortization	347,086		347,086
Share-based compensation	-	101,700	101,700
Changes in operating assets and liabilities:
Accounts receivable	(125,149)		(125,149)
Related party receivables	9,290		9,290
Inventory	(52,616)		(52,616)
Prepaid expenses	31,483		31,483
Accounts payable	(350,181)		(350,181)
Related party payables	(35,400)		(35,400)
Accrued interest	44,109		44,109
Other accrued liabilities	43,600		43,600
Deferred revenue	320,988		320,988
Net cash used in operating activities	(1,051,233)	-	(1,051,233)

Net cash used in investing activities	(63,619)	-	(63,619)

Net cash provided by financing activities	1,588,733	-	1,588,733

Net increase (decrease) in cash and cash equivalents	473,881		473,881
Cash and cash equivalents at beginning of year	60,990		60,990
Cash and cash equivalents at end of year	$534,871	$-	$534,871

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued interest to common stock	$21,965	$-	$21,965
Conversion of accounts payable and other accrued liabilities to convertible promissory notes	220,606		220,606
Conversion of other notes payable to common stock	32,595		32,595
Allocation of discount on convertible promissory notes to derivative financial instruments - warrants	-	1,244,591	1,244,591
Discount related to beneficial conversion feature on convertible promissory notes	$-	$482,934	$482,934

NOTE 4 - DEBT

As of March 31, 2008, the Company had $3,508,577 outstanding under its PP1 Notes and PP2 Notes.  The Notes bear interest at an annual rate of 8% and were issued as part of two private placements to accredited investors.

PP1 Notes

On December 13, 2004, the Company issued and sold an aggregate of $1,146,000 in principal amount of PP1 Notes, and PP1 Warrants to purchase 1,146,000 shares of our common stock.  Of the $1,146,000 in principal, the Company received cash of $1,004,000, and $142,000 in principal amount of the PP1 Notes was issued in connection with the cancellation of an equal amount of the Company’s outstanding obligations.

The PP1 Notes bear interest at the rate of 8% per annum, compounded quarterly on each March 31, June 30, September 30 and December 31 anniversary that they are outstanding (each, an interest compounding date).  The outstanding principal and all accrued interest become due and payable on the earlier of (a) December 13, 2006, or (b) the date on which a change in control of the Company occurred.

The outstanding principal and accrued interest are convertible into shares of common stock at a conversion rate equal to the lesser of (a) $1.30 per share, or (b) a 25% discount to the average closing bid price of the Company’s common stock for the five days including and immediately preceding the interest compounding date, provided that in no event shall the conversion price per share be less than $1.00 per share.  The PP1 Notes may be converted, in whole or in part, at the option of the PP1 Note holder on any interest compounding date occurring after the effective date of a registration statement covering the resale of shares of common stock to be issued upon conversion of the PP1 Notes.

In addition, if the Company subsequently issues or sells any new securities convertible, exercisable or exchangeable into shares of our common stock (“convertible securities”) in a private transaction and receives gross proceeds of at least $500,000, the PP1 Notes may be converted, in whole or in part at the option of the note holders, into the convertible securities, upon the same terms and conditions governing the issuance of the convertible securities in the private transaction.  The right of the PP1 Note holders to convert their notes into convertible securities does not apply to any convertible securities issued by the Company (a) in connection with a merger, acquisition or consolidation of the Company, (b) in connection with strategic license agreements and other partnering arrangements so long as such issuances are not for the purpose of raising capital, (c) in connection with bona fide firm underwritten public offerings of its securities, (d) pursuant to the Company’s incentive and stock option plans, (e) as a result of the exercise of options or warrants or conversion of convertible notes or preferred stock which were granted or issued as of December 13, 2004.

The Company may prepay the PP1 Notes in whole or in part, upon thirty days prior written notice to note holders; provided that partial prepayments may be made only in increments of $10,000 and, provided further, that the PP1 Note holders may convert the amount of the proposed prepayment into shares of our common stock at any time.

The PP1 Warrants have a term of five years and are exercisable at an exercise price of $1.30 per share.  Subject to an effective registration statement covering the resale of the shares of common stock issuable upon exercise of the PP1 Warrants, the Company may, upon thirty days prior written notice, redeem the PP1 Warrants for $0.10 per share, in whole or in part, if our common stock closes with a bid price of at least $3.50 for any ten (10) out of fifteen (15) consecutive trading days.

During the quarter ended September 30, 2007, the Company elected to compensate PP1 Note holders who had opted to convert debt into shares of common stock, which remained unregistered with the SEC as of the date the PP1 Notes became due and payable on December 13, 2006.  The amount offered to, and accepted by, the shareholders was $135,825, payable in the form of additional shares of common stock.  In August 2007, the company recorded a charge and liability for the impending issuance of this stock.  On January 11, 2008, the Company issued 134,462 shares of common stock at the agreed upon conversion rate of $1.01, and paid $19 in cash for fractional shares in settlement of this liability.  At March 31, 2008, there was $72,925 of principal and $28,071 of interest due on the PP1 Notes.

As stated in Note 3 to the consolidated financial statements, the Company has restated its consolidated financial statements for the accounting it originally applied in the initial valuation and recording of the PP1 Notes and PP1 Warrants and subsequent remeasurement of their carrying values as of April 1, 2006.  See specific accounting treatment in Note 3.

PP2 Notes

On December 29, 2006 we issued and sold an aggregate of $433,362 in principal amount of PP2 Notes, and issued PP2 Warrants to purchase 433,571 shares of our common stock.  Of the $433,362 in principal, we received cash of $397,500 and $35,862 in principal and interest of PP1 Notes was converted.  During January through March 2007, the Company received additional funding from investors in the amount of approximately $1,466,000, which were formally issued and sold as PP2 Notes on April 5, 2007, when the Company also issued an additional $1,593,000 in PP2 Notes.  Additionally, the Company issued PP2 Warrants to purchase 3,065,205 shares of our common stock, par value $0.001 per share.  Of the $3,065,205 in principal, we received cash of $2,416,429, and $648,776 in principal amount of the PP2 Notes was issued in connection with the cancellation of an equal amount of the Company’s outstanding obligations.  Included in the outstanding obligations that were cancelled were $100779 of obligations to principal officers and directors in the following amounts: Greg Royal $70,779 and Derek Downs $30,000.

The PP2 Notes bear interest at the rate of 8% per annum, compounded quarterly on each March 31, June 30, September 30 and December 31 anniversary that they are outstanding (each, an interest compounding date).  The outstanding principal and all accrued interest become due and payable two years from the date of the PP2 Notes.  The outstanding principal and accrued interest are convertible into shares of common stock at a fixed rate of $0.75 per share.  The PP2 Notes may be converted, in whole or in part, at the option of the PP2 Note holder on any interest compounding date occurring after the effective date of a registration statement covering the resale of shares of common stock to be issued upon conversion of the PP1 Notes.

In addition, if the Company subsequently issues or sells any new securities convertible, exercisable or exchangeable into shares of our common stock (“convertible securities”) in a private transaction and receives gross proceeds of at least $500,000, the PP2 Notes may be converted, in whole or in part at the option of the note holders, into the convertible securities, upon the same terms and conditions governing the issuance of the convertible securities in the private transaction.  The right of the PP2 Note holders to convert their notes into convertible securities does not apply to any convertible securities issued by the Company (a) in connection with a merger, acquisition or consolidation of the Company, (b) in connection with strategic license agreements and other partnering arrangements so long as such issuances are not for the purpose of raising capital, (c) in connection with bona fide firm underwritten public offerings of its securities, (d) pursuant to the Company’s incentive and stock option plans, (e) as a result of the exercise of options or warrants or conversion of convertible notes or preferred stock which were granted or issued as of December 13, 2004.

The Company may prepay the PP2 Notes in whole or in part, upon thirty days prior written notice to note holders; provided that partial prepayments may be made only in increments of $10,000 and, provided further, that the PP1 Note holders may convert the amount of the proposed prepayment into shares of our common stock at any time.

The PP2 Warrants have a term of five years and are exercisable at an exercise price of $1.00 per share.  Subject to an effective registration statement covering the resale of the shares of common stock issuable upon exercise of the PP2 Warrants, the Company may, upon thirty days prior written notice, redeem the PP2 Warrants for $0.10 per share, in whole or in part, if our common stock closes with a bid price of at least $3.50 for any ten (10) out of fifteen (15) consecutive trading days.

As stated in Note 3 to the consolidated financial statements, the Company has restated its consolidated financial statements for the accounting it originally applied in the initial valuation and recording of the PP2 Notes and PP2 Warrants and subsequent remeasurement of their carrying values as of April 1, 2006.  See specific accounting treatment in Note 3.

The Company’s total debt as of March 31, 2008 is as follows:

	Current	Long-term	Total

Line of credit	$17,503	$-	$17,503

PP1 Notes	72,925	-	72,925

PP2 Notes – outside investors	433,571	2,901,302	3,334,873
Less: discount	(98,292)	(1,295,002)	(1,393,294)
Net – PP2 Notes – outside investors	335,279	1,606,300	1,941,579

PP2 Notes – related parties	-	100,779	100,779
Less: discount	-	(41,060)	(41,060)
Net – PP2 Notes – related parties	-	59,719	59,719

	$425,707	$1,666,019	$2,091,726

Registration payment arrangements

On December 21, 2006, the EITF issued FASB Staff Position No. 00-19-2 (“FSP 00-19-2”).  FSP 00-19-2 was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, the FSP was effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  Effective April 1, 2007, the Company adopted FSP 00-19-2, which was applicable to the accounting for the liquidated damages on the PP2 Notes.

FSP 00-19-2 requires the Company to account for contingent liquidated damages separately from the financial instruments to which they relate, which are the Notes and Warrants issued and sold in the PP1 and PP2 offerings.  Prior to the adoption of FSP-00-19-2, the Company was accounting for the Warrants as derivative liabilities based on the requirement of the Company to register all underlying shares to the Notes and the Warrants.  The Company concluded that with the separate accounting required under FSP 00-19-2 for the liquidated damages, the Warrants by themselves were properly classified as equity securities (having met all requirements of EITF 00-19 for equity classification) as of the adoption date.

Under FSP 00-19-2, the Company is required to estimate and record a contingent liability if the likelihood is probable that it will pay liquidated damages in future periods, calculated in accordance with the SFAS 5, “Accounting for Contingencies” (“SFAS 5”) and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.”  Further, FSP 00-19-2 requires that “the financial instrument(s) subject to the registration payment arrangement shall be recognized and measured in accordance with other applicable GAAP (for example SFAS 133 and EITF 00-19) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.” Accordingly, on the date of adoption, the Company accounted for the Warrants separately from the liquidated damages obligations.

Based on the above requirements, the Company recorded a cumulative effect of an accounting change entry (i.e., a charge to the beginning balance of the accumulated deficit) as of April 1, 2007 for the combination of:  1) the reclassification of the Warrants from derivative liabilities to equity securities, and 2) a contingent liability for probable future payment of liquidated damages (based on the Company’s best estimate as of the date of adoption, which is through March 31, 2008).  The amount of the contingent liability recorded was approximately $289,000.  Also, as part of the cumulative effect of an accounting change entry, the Company reclassified the Warrants from derivative liabilities to equity securities.  The difference between the Warrants as measured on the date of adoption and their original recorded value was included in the charge to the beginning balance of the Accumulated deficit.  This amount was approximately $466,000.  The total of the cumulative effect of this accounting change was $755,000.

On April 5, 2007, the Company closed the balance of its PP2 offering and, in accordance with FSP 00-19-2, recorded a contingent liability and related charge to the consolidated Statement of Operations for estimated liquidated damages related to this funding through March 31, 2008.

The Company evaluated the contingent liability for liquidated damages at June 30, September 30 and December 31, 2007 and concluded that the facts and circumstances had not changed as to the appropriateness of the March 31, 2008 date.  As of March 31, 2008, the Company was in substantial discussions with a majority of investors to convert their Notes, exercise their Warrants and remove the registration requirements of the underlying shares to the Notes and Warrants.  As a result, as of March 31, 2008, the Company concluded that it was probable that it would execute an agreement under these terms and estimated and recorded an additional contingent liability and related charge for liquidated damages through June 30, 2008.

As of March 31, 2008, the Company accrued $671,342 related to liquidated damages related to the PP2 Notes and estimated that this amount was the maximum payout required.

On June 24, 2008, the Company executed agreements with certain investors comprising approximately 70% of the original principal investment of PP2 to convert the outstanding Notes at a reduced price of $0.53.  On June 30, 2008, the Company executed an agreement with the institutional investor in the PP2 offering that had the contractual right to liquidated damages.  In exchange for the waiver from the investor, the Company issued to the investor 58,777 shares of its common stock.  The agreement terminated any assessment of liquidated damages beyond June 24, 2008.

The table below summarizes the cumulative effect entry recorded as of April 1, 2007 for the adoption of FSP 00-19-2:

Accumulated deficit, April 1, 2007 (as restated)	$(10,586,847)

Adjustments for the cumulative effect of the change in accounting principle:
Contingent liability recorded for estimated liquidated damages	(289,518)
Reclassification of Warrants from derivative liabilities to equity securities	(465,597)
Total adjustments	(755,115)

Accumulated deficit, April 1, 2007, as adjusted	$(11,341,962)

Line of credit

On May 18, 2007, the Company secured a line of credit with JPMorgan Chase Bank in the amount of $50,000.  The line of credit carries an interest rate of prime plus one half point.  The line of credit is secured with a deposit guarantee of $50,000.  At March 31, 2008, the total amount outstanding on this line of credit was $17,503.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company currently leases 9,767 square feet of office space at 6509 Windcrest Drive, Suite 160, Plano, Texas, 75024 from GKII Plano, L.P..  The lease payments are $14,479 per month and the lease expires July 13, 2013.  This office space is used as the Corporate Headquarters.

The minimum future lease payments under this lease for the next five years are:

April 1, 2008 - March 31, 2009	$129,803
April 1, 2009 - March 31, 2010	177,011
April 1, 2010 - March 31, 2011	181,894
April 1, 2011 - March 31, 2012	186,778
April 1, 2012 - March 31, 2013	191,661
Total minimum future lease payments	$867,147

The Company currently has a lease of 4,264 square feet of office space at 17304 Preston Road, Suite 975, Dallas, Texas with Memshalah Realty, a successor to CMD Realty Fund.  The Company has subleased the space to First Choice Funding Group, Ltd. who pays the Company $4,974 per month.  The gross lease payments are approximately $7,888 per month and the lease expires November 30, 2009.

The minimum future lease payments (net of the sublease amounts received) under this lease for the next five years are:

April 1, 2008 - March 31, 2009	$35,675
April 1, 2009 - March 31, 2010	24,731
April 1, 2010 - March 31, 2011	-
April 1, 2011 - March 31, 2012	-
April 1, 2012 - March 31, 2013	-
Total minimum future lease payments	$60,406

Litigation

The Company, and certain of its current and former officers and directors are defendants in litigation pending in Dallas, Texas, styled KINGDON R. HUGHES VS. GREGORY T. ROYAL, CYNTHIA A. GARR, JAMES T. MILLER, JR., CHARLES STIDHAM, CNH HOLDINGS COMPANY D/B/A CISTERA NETWORKS AND XBRIDGE SOFTWARE, INC.; Cause No. DV05-0600-G; G-134th District Court, Dallas County, Texas.  The plaintiff has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and XBridge in May 2003 and the acquisition of XBridge by the Company in May 2005.  The parties held a mediation conference in April 2006 and have come to an understanding with respect to the principle elements of a potential settlement.  We are currently in the process of negotiating definitive settlement agreements. In accordance with SFAS 5, “Accounting for Contingencies,” we have recorded a charge for the fiscal year ended March 31, 2008 for a contingent liability related to outstanding litigation.  While the Company may prevail in this matter and disputes damages sought in the case, we have nonetheless recorded a reserve of $650,000 as a potential stock settlement in accordance with SFAS 5.

NOTE 6 - INCOME TAXES

As of March 31, 2008, the Company had net operating loss carryforwards available to offset future federal income tax of approximately $10.1 million.  Such carryforwards expire between fiscal year 2009 and fiscal year 2028.  Under the Tax reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances.  Events that may cause changes in the Company’s tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.  Therefore, the amount available to offset future taxable income may be limited.  The Company carries a deferred tax valuation allowance equal to 100% of total deferred assets. In recording this allowance, management has considered a number of factors, but chiefly, the Company’s recent history of sustained operating losses. Management has concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

	March 31,
Net deferred tax assets	2008	2007
		As restated
Net operating loss carryforwards	$4,416,297	$2,806,509
Accrued liquidated damages	129,854	-
Valuation allowance	(4,546,151)	(2,806,509)
	$-	$-

The benefit for income taxes differs from the amount computed using the U.S. federal statutory income tax rate as follows:

	March 31,
	2008	2007
		As restated

Income tax benefit at federal statutory rate	$1,785,823	$697,455

Less Non-deductible items
Charge for stock issued to convertible note holders	(46,181)	-
Change in estimated fair value of derivative financial instruments	-	(176,294)
	(46,181)	(176,294)
Change in valuation allowance	(1,739,642)	(521,161)
Income tax benefit	$-	$-

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

Interest costs related to unrecognized tax benefits are classified as “Interest Expense, net” in the accompanying consolidated statements of operations.  Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses.”  The Company recognized $0 of interest expense related to unrecognized tax benefits for the years ended March 31, 2008 and 2007.  In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.  With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003.  The following describes the open tax years, by major tax jurisdiction, as of April 1, 2008:

United States (a)                                      2003 – Present

(a)	Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

On July 1, 2006, the Company issued 70,803 shares of stock in connection with the exercise of warrants issued in the merger of CNH with XBridge at $.46 per share.  These warrants were exercised to satisfy certain outstanding notes payable.

On August 31, 2006, the Company issued 4,034 shares of stock upon conversion of certain outstanding PP1 Notes.  The amount of principal represented by these shares was $1,000.  The amount of accrued interest represented by these shares was $3,034 due to the prior conversion of a portion of the note.  These PP1 Notes converted at $1.00 per share.

On October 25, 2006, the Company issued 122,028 shares of common stock in connection with the exercise of options issued in the merger of the Company with Xbridge at $.01 per share.

On December 13, 2006, one PP1 Note holder converted the outstanding balance of his PP1 Note (based on $1.00 per share conversion), and Company issued 17,931 shares of its common stock in exchange for the conversion of $15,000 of principal and accrued interest of $2,931 related to these PP1 Notes.  The Company recorded this conversion transaction on December 13, 2006, but did not physically issue the shares to the PP1 Note holder until January 23, 2008.  See further discussion under this Item.

During the quarter ended September 30, 2007, the Company elected to compensate PP1 Note holders who had opted to convert debt into shares of common stock, which remained unregistered with the SEC as of the date the PP1 Notes became due and payable on December 13, 2006.  The amount offered to, and accepted by, the shareholders was $135,825, payable in the form of additional shares of common stock.  In August 2007, the company recorded a charge and liability for the impending issuance of this stock.  On January 11, 2008, the Company issued 134,462 shares of common stock at the agreed upon conversion rate of $1.01, and paid $19 in cash for fractional shares in settlement of this liability.  At March 31, 2008, there was $72,925 of principal and $28,071 of interest outstanding on the PP1 Notes.

During January and February of 2008, 91,261 shares of common stock were issued upon conversion of certain PP2 notes.  The amount of principal of these notes converted was $58,125 and the amount of accrued interest converted was $9,663.  These notes were converted at $0.75 per share.

NOTE 8 - STOCK OPTIONS AND STOCK PURCHASE WARRANTS

On January 9, 2004, our board of directors approved a long-term incentive plan (the “Plan”), under which we may issue compensation, including stock grants and stock options.  The Plan allows for the issuance of up to 2,000,000 shares of the Company’s common stock and has not yet been approved by our stockholders.

On April 1, 2006, the Company adopted SFAS 123R under the “modified prospective application.” SFAS 123R requires all equity-based payments to employees to be recognized in the Consolidated Statements of Operations and Comprehensive Income at the fair value of the award on the grant date. Under the modified prospective application, the Company was required to record equity-based compensation cost for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company used the BSM model for determining the fair values of all stock options granted prior to the adoption of SFAS 123R and continues to use this pricing model for all share-based awards issued or modified on or after adoption of SFAS 123R.  The Company did not issue any stock options during the years ended March 31, 2008 and 2007, respectively.

As discussed in Note 2 to the consolidated financial statements, the Company incorrectly calculated and recorded $-0- of share-based compensation for the year ended March 31, 2007, and, as part of its restatement as of and for the year ended March 31, 2007, has recorded $101,700. For the year ended March 31, 2008, share-based compensation was $-0-.

The following table sets forth the Company’s stock options outstanding as of March 31, 2008 and 2007 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding, March 31, 2006	2,122,917	$1.30
Granted	-	-
Exercised	-	-
Forfeited/expired	-	-

Outstanding, March 31, 2007	2,122,917	1.30
Granted	-	-
Exercised	-	-		-
Forfeited/expired	865,000	1.17

Outstanding, March 31, 2008	1,257,917	$1.39	0.20	$137,007

Vested and exercisable at March 31, 2007	2,006,667	$1.30	1.48

Vested and exercisable at March 31, 2008	1,246,667	1.39	0.19	$137,007

The total fair value of shares vested during the years ended March 31, 2008 and 2007 was $107,065 and $19,654, respectively.  As of March 31, 2008, there was $4,463 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans, which is expected to be recognized over the weighted-average period of six months. The Company recognizes compensation cost using the straight-line method, as defined in SFAS 123R, over the vesting term of the option grant.

The following table sets forth the Company’s investor stock purchase warrants outstanding as of March 31, 2008 and 2007 and activity for the years then ended:

Shares

Outstanding, March 31, 2006	1,302,639
Granted	1,842,690
Exercised	(70,893)
Forfeited/expired	(51,724)

Outstanding, March 31, 2007	3,022,712
Granted	1,656,088
Exercised	-
Forfeited/expired

Outstanding, March 31, 2008	4,678,800

NOTE 9 - RELATED PARTY TRANSACTIONS

As part of the final closing of PP2 and on April 5, 2007, the Company issued a PP2 Note in the principal amount of $30,000, and issued warrants to purchase 30,000 shares of the Company’s common stock to Derek Downs, an officer and director of the Company, in connection with the cancellation of an equal amount of the Company’s outstanding obligations.  As of March 31, 2008, interest of $7,191 had been accrued on this PP2 Note.

As part of the final closing of the PP2 and on April 5, 2007, the Company issued a PP2 Note in the principal amount of $70,779, and issued warrants to purchase 70,779 shares of the Company’s common stock to Gregory Royal, an officer and director of the Company, in connection with the cancellation of an equal amount of the Company’s outstanding obligations.  As of March 31, 2008, interest of $16,967 had been accrued on this PP2 Note.