Form 10-Q
period 2008-06-30
Cistera Networks, Inc.
filed 2008-08-29
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number    0-17304

Cistera Networks, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1944887 (I.R.S. Employer Identification No.)

6509 Windcrest Drive, Suite 160, Plano, Texas       75024
(Address of principal executive offices)               (Zip Code)

972-381-4699
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No X

As of August 19, 2008, 17,325,374 of the registrant’s stock, $0.001 par value per share, were outstanding.

CISTERA NETWORKS, INC & SUBSIDIARY

TABLE OF CONTENTS

Explanatory Note	2

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets – June 30, 2008 (unaudited) and March 31, 2008 (audited)	3
	Consolidated Statements of Operations – For the three months ended June 30, 2008
	and 2007 (unaudited)	4
	Consolidated Statement of Stockholders’ Deficit – June 30, 2008 (unaudited) and
	March 31, 2008 (audited)	5
	Consolidated Statements of Cash Flows – For the three months ended June 30, 2008
	and 2007 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4T.	Controls and Procedures	31

PART II: OTHER INFORMATION

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (the “Report”) for the quarterly period ended June 30, 2008 includes a restatement of our consolidated financial statements for the quarterly period ended June 30, 2007 (and related disclosures). The table below summarizes the impact to the Statement of Operations:

	Adjustments to Statements of Operations
	Convertible Promissory Notes and Warrants	Registration payment arrangements	Total

Three months ended June 30, 2007	$(370,715)	$(166,465)	$(537,180)
Cumulative effect at April 1, 2007	(1,288,668)	-	(1,288,668)

Total	$(1,659,383)	$(166,465)	$(1,825,848)

The Company is restating its Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended June 30, 2007 to reflect: (i) a correction in its accounting for its Senior Unsecured Convertible Promissory Notes and detachable warrants issued in private placements during the period from December 2004 to April 2007 (the “PP1 Notes,” “PP1 Warrants,” “PP2 Notes” and “PP2 Warrants”) and (ii) a correction in its accounting for registration payment arrangements associated with the aforementioned securities.  The Company has concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal years 2007 and 2008, including the associated registration payments was incorrect, and that the necessary adjustments were material to the consolidated financial statements as of and for the three months ended June 30, 2007.

A further discussion of the restatement of the consolidated financial statements for this fiscal period is contained under “Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 to the unaudited consolidated financial statements of this Report.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Unaudited)
	June 30, 2008	March 31, 2008
Current assets
Cash and cash equivalents	$296,279	$125,007
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $-0-	176,726	248,186
Related party receivables	13,337	15,837
Inventory	194,013	187,960
Prepaid expenses	32,663	46,030
Total current assets	763,018	673,020

Property and equipment, net	358,196	355,411
Intangible assets, net	1,955,274	2,023,218
Total long-term assets	2,313,470	2,378,629

TOTAL ASSETS	$3,076,488	$3,051,649

Current liabilities
Accounts payable	$520,324	$420,603
Related party payables	128,828	129,702
Accrued liquidated damages – outside investors	177,024	629,957
Accrued liquidated damages – related parties	-	41,485
Accrued liabilities	1,184,329	1,076,360
Deferred revenue	998,687	971,474
Current portion of long-term debt, net of discount	725,714	425,707
Total current liabilities	3,734,906	3,695,288

Convertible promissory notes – outside investors, net of discount	-	1,606,300
Convertible promissory notes – related parties, net of discount	-	59,719
Deferred revenue	209,984	225,917
Other long-term liabilities	38,651	285,470
Total long-term liabilities	248,635	2,177,406

Total liabilities	3,983,541	5,872,694

Commitments and Contingencies (Note 6)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
15,992,625 and 8,820,192 shares issued and outstanding, respectively	15,992	8,820
Additional paid-in capital	18,594,600	13,764,517
Accumulated deficit	(19,517,645)	(16,594,382)
Total stockholders’ deficit	(907,053)	(2,821,045)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,076,488	$3,051,649

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended
	June 30,
	2008		2007
			As restated
Revenues
Convergence solutions		$522,393	$461,938
Professional services		60,708	104,050
Support and maintenance		217,459	113,799
Total revenues		800,560	679,787

Cost of revenues
Convergence solutions		133,032	139,656
Professional services		50,500	46,875
Support and maintenance		23,184	20,700
Total cost of revenues		206,716	207,231

Gross Profit		593,844	472,556

Operating expenses
Sales and marketing		296,006	246,843
Software development		158,589	129,035
Engineering and support		149,596	70,782
General and administrative		429,149	260,019
Depreciation and amortization		98,156	80,936
Total operating expenses		1,131,496	787,615

Loss from operations		(537,652)	(315,059)

Other income (expense)
Interest income		82	9,589
Interest expense		(83,182)	(73,424)
Charge for inducements related to stock issued to convertible note holders		(1,192,813)	-
Amortization of discount on convertible notes – outside investors		(1,079,937)	(361,034)
Amortization of discount on convertible notes – related parties		(41,060)	(9,681)
Credit (charge) for estimated liquidated damages		11,299	(251,176)
Total other income (expense)		(2,385,611)	(685,726)

Net loss	$	(2,923,263)	$ (1,000,785)

Basic & diluted net loss per share		$(0.31)	$(0.12)

Weighted average shares outstanding – basic and diluted		9,421,126	8,292,022

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balances at March 31, 2008	-	$-	8,820,192	$8,820	$13,764,517	$(16,594,382)	$(2,821,045)

Stock issued from the conversion
of convertible notes			6,175,872	6,176	3,280,940		3,287,116
Stock issued from the exercise of
warrants			937,784	938	356,388		357,326
Stock issued for waiver of
registration rights payments			58,777	58	21,983		22,041
Inducement charges related to
conversion of convertible
notes and exercise of warrants					1,170,772		1,170,772

Net loss						(2,923,263)	(2,923,263)

Balances at June 30, 2008	-	$-	15,992,625	$15,992	$18,594,600	$(19,517,645)	$(907,053)

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30,
	2008	2007
		As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,923,263)	$(1,000,785)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for inducement to convert debt to convertible promissory notes	1,170,772	-
Charge for stock issued for waiver of registration rights payments	22,041	-
Charge (credit) for liquidated damages	(11,299)	251,176
Amortization of discount on convertible promissory notes	1,120,997	370,715
Depreciation and amortization	98,156	80,935
Changes in operating assets and liabilities:
Accounts receivable	73,960	(307,097)
Inventory	(6,053)	10,440
Prepaid expenses	13,367	1,568
Accounts payable	98,847	(100,812)
Accrued liabilities	183,010	45,934
Deferred revenue	11,280	219,761
Other long-tem liabilities	22,451	-
Net cash used in operating activities	(125,734)	(428,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(32,997)	(69,779)
Net cash used in investing activities	(32,997)	(69,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	-	-
Net borrowings (payments) on line of credit	32,497	(62,094)
Net proceeds from issuance of convertible promissory notes	-	1,225,000
Net proceeds from exercise of warrants	304,014	-
Payments on convertible promissory notes and other loans	(6,508)	(61,000)
Payments on other notes payable and capital lease	-	(1,007)
Net cash provided by financing activities	330,003	1,100,899

Net increase in cash and cash equivalents	171,272	602,955
Cash and cash equivalents at beginning of period	125,007	534,871
Cash and cash equivalents at end of period	$296,279	$1,137,826

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Three months ended
	June 30,
	2008	2007
		As restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$105	$9,798
Income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued interest and
accrued liquidated damages to common stock	$3,287,116	$-
Conversion of accounts payable and other accrued liabilities to convertible
to common stock	53,312	359,885
Allocation of discount on convertible promissory notes to warrants	-	488,054
Discount related to beneficial conversion feature on convertible promissory
notes	-	815,599

OTHER NON-CASH TRANSACTIONS:

Cumulative effect of change in accounting principle:
Reclassification of warrants from derivative financial instruments to equity
securities (as valued at inception)	-	$2,730,824
Accrued liquidated damages at April 1, 2007	-	289,518
Reclassification of warrants from derivative financial instruments to equity
securities (as valued at April 1, 2007)	-	(2,265,227)
Cumulative effect of change in accounting principle	$-	$755,115

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cistera Networks, Inc. (“Cistera” the “Company” or “we”) and its wholly-owned subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with US GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008 (the “2008 10-KSB”).

Significant Accounting Policies

The Company prepares its financial statements in accordance with US GAAP. The accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, our use of estimates and the accounting for convertible debt and warrants. For a detailed discussion on the application of these accounting policies, see Note 2 to our audited consolidated financial statements contained in our 2008 10-KSB.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. The Company adopted SFAS 157 in the first quarter of fiscal year 2009. As permitted by FASB Staff Position, FSP FAS 157-2, the Company will adopt SFAS 157 for non-financial assets and liabilities recognized on a non-recurring basis as of April 1, 2009. The adoption of SFAS 157 did not impact the Company’s results of operations, financial position or cash flows. The Company is still evaluating the impact, if any, that adoption of SFAS 157 in the first quarter of fiscal year 2010 for the remaining assets and liabilities will have on the Company’s results of operations, financial position or cash flows

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We intend to adopt the standard beginning in the first quarter of fiscal year 2010. We are currently assessing the impact of SFAS 159 on our financial statements and do not believe it will have a material impact.

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. We intend to adopt the standard beginning in the first quarter of fiscal year 2010. We are currently evaluating the impact of adopting SFAS 141R on our financial statements and do not believe it will have a material impact.

Balance Sheet Accounts

Accrued liabilities are comprised of the following:

	June 30, 2008	March 31, 2008

Accrued interest	$142,975	$88,375
Reserve for litigation contingency	650,000	650,000
Accrued compensation and payroll taxes	338,345	234,029
Other	53,009	103,956

	$1,184,329	$1,076,360

Other long-term liabilities are comprised of the following:

Accrued interest	$-	$269,270
Other	38,651	16,200

	$38,651	$285,470

Loss per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding.

Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common stock equivalents.  The Company had approximately 6.5 million and 10.3 million potentially dilutive common stock equivalents (in the form of stock options and stock purchase warrants) outstanding as of June 30, 2008 and 2007, respectively. These potentially dilutive common stock equivalents have been excluded from the diluted share calculations for the three months ended June 30, 2008 and 2007, respectively, as they were antidilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Significant Customers and Concentration of Credit Risk

The following table shows significant customers as a percentage of accounts receivable at June 30, 2008 and 2007 and as a percentage of revenue for the three months ended June 30, 2008 and 2007.  A customer is included in the table if they comprise 10% of either accounts receivable or revenue for either 2008 or 2007.

	Accounts receivable		Revenue for the three months
	June 30,		ended June 30,
	2008	2007	2008	2007

Customer A	19.6%	16.4%	2.1%	13.1%
Customer B	27.2%	-%	3.9%	-%
Customer C	-%	11.6%	10.8%	5.4%
Customer D	-%	15.2%	-%	5.5%
Customer E	-%	15.4%	0.5%	1.2%
Customer F	-%	-%	12.1%	-%

Reclassifications

Certain reclassifications have been made in the fiscal year 2008 financial statements to conform to the fiscal year 2009 presentation.

NOTE 2 - FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2008, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and the net loss of $5.2 million for the year ended March 31, 2008, which included non-cash charges of $1.9 million related to amortization of discounts associated with our sale and issuance of Senior Unsecured Convertible Promissory Notes in the fiscal years 2007 and 2008 (“the PP2 Notes”) and negative working capital (current liabilities in excess of current assets) of $3.0 million as of March 31, 2008.  In addition, we had a net loss of $2.9 million for the three months ended June 30, 2008, which included non-cash charges in the amount of $2.3 million related to the amortization of discounts associated with the PP2 Notes and inducements related to the conversion of PP2 Notes and exercise of warrants issued with the PP1 Notes (“PP1 Warrants”) and the exercise of warrants issued with the PP2 Notes (“PP2 Warrants”).  Also, as of June 30, 2008, we have negative working capital (current liabilities in excess of current assets) of $3.0 million.

Accordingly, as of June 30, 2008, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The Company improved its liquidity through the execution of its Short Term Investment Incentive Plan (the “STIIP”), which it completed in June and July of 2008, and which raised approximately $844,000 in cash from the exercises of warrants and reduced debt, accrued interest and accrued liquidated damages by approximately $3.2 million.  As of June 30, 2008, the Company had received cash proceeds of approximately $304,000 from warrant exercises.  In July 2008, the Company received additional cash proceeds of approximately $540,000 from warrant exercises.  While management believes that this action mitigates the substantial doubt about the Company’s ability to continue as a going concern, the Company will need to become profitable in the near future through generating higher revenues or lowering operating costs, or a combination of the two.  The Company will likely need to renegotiate the payment or conversion of the remaining principal balance due on its PP2 Notes or raise additional capital, or a combination of the two.  If we raise additional capital, it could be in the form of equity or debt, or a combination of the two. There can be no assurance that the Company will be successful in these endeavors or that the cost savings or required new capital will be sufficient.

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its Consolidated Statement of Operations and Statement of Cash Flows for the three months ended June 30, 2007 to reflect a correction in its accounting for its PP1 Notes, PP1 Warrants, PP2 Notes, and PP2 Warrants).  The Company intends to restate and refile its Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 and restate and refile its Quarterly Reports on Form 10-QSB for the periods ended June 30, 2007, September 30, 2007 and December 31, 2007 in a reasonably practicable time period.

In addition, the Company has restated its Consolidated Statement of Operations and Statement of Cash Flows for the three months ended June 30, 2007 to reflect a correction in its accounting for registration payment arrangements as required under FASB Staff Position No. 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”).  FSP 00-19-02 was effective April 1, 2007 for the Company, and the Company incorrectly accounted for its registration payment arrangements as of the effective date (which required the recording of a cumulative effect of a change in accounting principle) and for the three months ended June 30, 2007. See further discussion in Note 4.

The table below summarizes the impact to the Consolidated Statement of Operations:

	Adjustments to Statements of Operations
	Convertible Promissory Notes and Warrants	Registration Payment Arrangements	Total

Three months ended June 30 2007	$(370,715)	$(166,465)	$(537,180)
Cumulative effect at April 1, 2007	(1,288,668)	-	(1,288,668)

Total	$(1,659,383)	$(166,465)	$(1,825,848)

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
The table below summarizes the effect of the restatement adjustments on the Consolidated Statement of Operations for the three months ended June 30, 2007:
	As previously reported	Adjustments	As restated

Other income (expense)
Interest income	$9,589	$-	$9,589
Interest expense	(158,135)	84,711	(73,424)
Amortization of discount on convertible promissory
notes	-	(370,715)	(370,715)
Charge for estimated liquidated damages	-	(251,176)	(251,176)
Total other income (expense)	(148,546)	(537,180)	(685,726)

Net loss	$(463,605)	$(537,180)	$(1,000,785)

Basic & diluted net loss per share	$(0.06)	$(0.06)	$(0.12)

Weighted average shares outstanding
– basic and diluted	8,292,022		8,292,022

The table below summarizes the effect of the restatement adjustments on the Consolidated Balance Sheet as of June 30, 2007:
	As previously reported	Adjustments	As restated

Current liabilities:
Accounts and related party payables	$381,089	$-	$381,089
Accrued liquidated damages	-	540,694	540,694
Accrued liabilities	444,716	(84,711)	360,005
Deferred revenue	654,996		654,996
Current portion of long-term debt, net of discount	95,408		95,408
Total current liabilities	1,576,209	455,983	2,032,192

Convertible promissory notes, net of discount	3,485,491	(2,596,149)	889,342
Deferred revenue	114,912		114,912
Total long-term liabilities	3,600,403	(2,596,149)	1,004,254

Total liabilities	5,176,612	(2,140,166)	3,036,446

Stockholders’ equity (deficit):
Preferred stock	-		-
Common stock	8,292		8,292
Additional paid-in capital	8,739,970	4,820,830	13,560,800
Cumulative effect of adoption of FSP 00-19-2	-	(755,115)	(755,115)
Accumulated deficit	(9,662,085)	(1,925,549)	(11,587,634)
Total stockholders’ equity (deficit)	(913,823)	2,140,166	1,226,343

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$4,262,789	$-	$4,262,789

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The table below summarizes the effect of the restatement adjustments as well as the correction in errors in the reporting of components of cash flows from operations and cash flows from financing activities on the Consolidated Statement of Cash Flows for the three months ended June 30, 2007:

Cash flows restatement table

	As previously reported	Adjustments	As restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(463,605)	$(537,180)	$(1,000,785)
Adjustments used to reconcile net loss to net cash used in
operating activities:
Charge for estimated liquidated damages	-	251,176	251,176
Amortization of discount on convertible promissory notes	-	370,715	370,715
Depreciation and amortization	80,936	(1)	80,935
Changes in operating assets and liabilities:
Accounts receivable	(307,094)	(3)	(307,097)
Inventory	10,440		10,440
Prepaid expenses	1,568		1,568
Accounts payable	(176,745)	75,933	(100,812)
Accrued interest	-	(24,090)	(24,090)
Other accrued liabilities	(153,307)	223,331	70,024
Deferred revenue	219,758	3	219,761
Net cash used in operating activities	(788,049)	359,884	(428,165)

Net cash used in investing activities	(69,780)	1	(69,779)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from issuance of convertible promissory notes	1,584,885	(359,885)	1,225,000
Payments on convertible promissory notes and other loans	(61,000)		(61,000)
Net payments on line of credit	(62,094)		(62,094)
Payments on capital lease	(1,007)		(1,007)
Net cash provided by financing activities	1,460,784	(359,885)	1,100,899

Net increase (decrease) in cash and cash equivalents	602,955		602,955
Cash and cash equivalents at beginning of year	534,871		534,871
Cash and cash equivalents at end of year	$1,137,826	$-	$1,137,826

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Cash flows restatement table (continued)

	As previously reported	Adjustments	As restated

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Conversion of accounts payable and other accrued liabilities to
convertible promissory notes	$-	$359,885	$359,885
Allocation of discount on convertible promissory notes to
derivative financial instruments - warrants	-	488,054	488,054
Discount related to beneficial conversion feature on convertible
promissory notes	-	815,599	815,599

OTHER NON-CASH TRANSACTIONS:

Cumulative effect of change in accounting principle (a):
Reclassification of warrants from derivative financial
instruments to equity securities (as valued at inception)	$-	$2,730,824	$2,730,824
Accrued liquidated damages at April 1, 2007	-	289,518	289,518
Reclassification of warrants from derivative financial
instruments to equity securities (as valued at April 1, 2007)	-	(2,265,227)	(2,265,227)
Cumulative effect of change in accounting principle	$-	$755,115	$755,115

(a) Relates to the adoption of FSP 00-19-2

Convertible Promissory Notes and Warrants

The Company concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal year 2007 and fiscal year 2008 was incorrect and that the necessary adjustments were material to the fiscal year 2007 and 2008 consolidated financial statements.

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Conversion Feature of the Notes

The Company concluded that the Notes met the definition of “conventional convertible debt” (as defined in EITF 00-19 and affirmed in EITF 05-2), and therefore the conversion feature did not meet the definition of a derivative under SFAS 133 and was not bifurcated from the debt host instrument.

Valuation of the Notes and Warrants and Beneficial Conversion Feature

We accounted for the fair value of both the Notes and the Warrants under the requirements of EITF 98-5 and EITF 00-27 and allocated the respective relative fair value percentages of each in determining the initial values of the Notes and the Warrants.  Any value attributed to the Warrants was recorded as a discount on the Notes which is amortized over the life of the Notes.  Because the Warrants were determined to be derivative liabilities (see conclusion in next section below), the Company recorded them at the full fair value as calculated under the Black-Scholes option pricing model (“BS model”).  After determining the recorded value of the Warrants and Notes (if any), we calculated the beneficial conversion feature of the Notes, which resulted in an additional debt discount which was amortized over the life of the Notes.

Classification and Accounting for the Warrants

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

Accordingly, the Company concluded that the Warrants did not satisfy the requirement for equity classification and should be classified, recorded and prospectively accounted for as derivative liabilities until it had registered all underlying shares to the Warrants or until such time that the RR agreements are no longer in effect.  The prospective accounting required that the Warrants be remeasured at each balance sheet date based on estimated fair value and any resultant changes in fair value be recorded to the Statement of Operations.

The Company used the BS model for calculating the fair value of all Warrants issued based on the following assumptions:

	Warrants issued in PP1	Warrants issued in PP2

Expected volatility	128%	100%-104%
Expected term	5 years	5 years
Risk-free interest rate	3.58% - 4.33%	4.46% - 4.65%
Expected dividend yield	0%	0%

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

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

NOTE 4 – DEBT

As of June 30, 2008, the Company had $989,071 of gross principal, accrued interest of $142,975 and accrued liquidated damages of $177,024 outstanding on its PP1 Notes and PP2 Notes.  The Notes bear interest at an annual rate of 8%, compounded quarterly.

PP1 Notes

The outstanding principal and accrued interest are convertible into shares of common stock at a conversion rate equal to the lesser of (a) $1.30 per share, or (b) a 25% discount to the average closing bid price of the Company’s common stock for the five days including and immediately preceding the interest compounding date, provided that in no event shall the conversion price per share be less than $1.00 per share.  The PP1 Notes may be converted, in whole or in part, at the option of the PP1 Note holder on any interest compounding date.

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

As stated in Note 3, the Company has restated its consolidated financial statements for the three months ended June 30, 2007 for the accounting it originally applied in the initial valuation and recording of the PP1 Notes.  The restatement impact on the June 30, 2007 quarter is related to the amortization of the discount associated with the PP1 Notes.  See specific accounting treatment in Note 3.

PP2 Notes

The PP2 Notes bear interest at the rate of 8% per annum, compounded quarterly on each March 31, June 30, September 30 and December 31 anniversary that they are outstanding (each, an interest compounding date).  The outstanding principal and all accrued interest become due and payable two years from the date of the PP2 Notes.  The outstanding principal and accrued interest are convertible into shares of common stock at a fixed rate of $0.75 per share.  The PP2 Notes may be converted, in whole or in part, at the option of the PP2 Note holder on any interest compounding date.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

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

As stated in Note 3, the Company has restated its consolidated financial statements for the three months ended June 30, 2007 for the accounting it originally applied in the initial valuation and recording of the PP2 Notes.  The restatement impact on the June 30, 2007 quarter is related to the amortization of the discount associated with the PP2 Notes.  See specific accounting treatment in Note 3.

Short Term Investment Incentive Plan (“STIIP”)

Under the STIIP, which commenced on June 9, 2008, the Company temporarily modified the terms of its outstanding PP1 Notes, PP2 Notes, PP1 Warrants and PP2 Warrants. During the period beginning June 9, 2008 through June 24, 2008 (the “Conversion Period”), the conversion price of the PP1 Notes and PP2 Notes, which were $1.00 and $0.75 per share, respectively, were reduced to $0.53 per share. In addition, the exercise price for the PP1 Warrants and the PP2 Warrants, which were $1.30 and $1.00 per share, respectively, were reduced to $0.40 per share.  As of June 30, 2008, certain PP2 Note holders converted $3,240,290, comprised of $2,470,156 in principal and $770,134 in accrued interest and liquidated damages into approximately 6.2 million shares of the Company’s common stock at the reduced conversion price. Also as of June 30, 2008, certain PP1 and PP2 Warrant holders exercised 757,409 PP1 and PP2 Warrants at an exercise price of $0.40 per share.  All PP1 and PP2 Warrant holders who exercised their warrants also received three additional warrants (the “Bonus Warrants”) for every ten warrants exercised.  The Bonus Warrants were exercisable through June 24, 2008 at an exercise price of $0.30 per share, and if not exercised on or before such date, the exercise price for such Bonus Warrants was increased to $0.60 per share.  As of June 30, 2008, a total of 180,375 Bonus Warrants were exercised at $0.30 per share.  The bonus warrants were valued using the BS model and a charge was recorded with a corresponding credit to additional paid-in capital in the amount of $36,125 for the three months ended June 30, 2008.  The bonus warrants expire on April 6, 2012.

As of June 30, the total cash proceeds received from the exercises of the PP1, PP2 and Bonus Warrants was approximately $304,000.  In July 2008, a total of approximately 1.4 million additional PP1, PP2 and Bonus Warrants were exercised at the reduced prices, generating additional cash proceeds of approximately $540,000.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Due to the reduction in the conversion prices of the Notes and in accordance with FASB Statement No. 84, “Induced Conversions of Convertible Debt an amendment of APB Opinion No. 26” (“SFAS 84”), the Company calculated and recorded an inducement charge and a corresponding credit to additional paid-in capital for the three months ended June 30, 2008 in the amount of $931,893 for the fair value of common stock issued based on the reduced price in excess of the fair value of the common stock issuable pursuant to the original conversion price.

For the three months ended June 30, 2008 and 2007, the Company recorded $1,120,997 and $370,715 respectively, of amortization of debt discounts associated with the PP2 Notes.  For the three months ended June 30, 2008 the total amortization charge included $747,357 for the write-off of unamortized debt discounts related to the conversion of $2,470,156 in principal of PP2 Notes under the Company’s STIIP.

The Company accounted for the reduction in the exercise price of the Warrants in accordance with the guidance in SFAS 123(R), “Share-based payment” (“SFAS 123R”) and FASB Staff Position No. FSP FAS 123(R)-6, “Technical Corrections of FASB Statement No. 123(R)” for a modification due to a short-term inducement.  Accordingly, the Company recorded a charge and a corresponding credit to additional paid-in capital for the three months ended June 30, 2008 in the amount of $202,743 for the difference between the fair value of the Warrants immediately before and after the modification multiplied by the number of Warrants that were exercised during the Conversion Period of the STIIP.  The fair values of the Warrants were calculated using a BS model.

Line of Credit

On May 18, 2007, the Company secured a line of credit with JPMorgan Chase Bank in the amount of $50,000.  The line of credit carries an interest rate of prime plus one half point.  The line of credit is secured with a deposit guarantee of $50,000.  At June 30, 2008, the total amount outstanding on this line of credit was $50,000.

The Company’s total debt as of June 30, 2008, all of which is current, is as follows:

Line of credit	$50,000

PP1 Notes:
Principal	64,495
Accrued interest	30,041
94,536
PP2 Notes:
Principal	924,576
Accrued interest	112,934
Less: unamortized discount	(313,357)
724,153

Accrued liquidated damages	177,024

Total	$1,045,713

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

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

FSP 00-19-2 required the Company to account for contingent liquidated damages separately from the financial instruments to which they relate, which were the Notes and Warrants issued and sold in the PP1 and PP2 offerings.  Prior to the adoption of FSP-00-19-2, the Company accounted for the Warrants as derivative liabilities based on the requirement of the Company to register all underlying shares to the Notes and the Warrants.  The Company concluded that with the separate accounting required under FSP 00-19-2 for the liquidated damages, the Warrants by themselves were properly classified as equity securities (having met all requirements of EITF 00-19 for equity classification) as of the adoption date.

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

On April 5, 2007, the Company closed the balance of its PP2 offering and, in accordance with FSP 00-19-2, recorded a contingent liability and related charge to the consolidated Statement of Operations for estimated liquidated damages related to this funding through March 31, 2008.  The amount recorded was $251,176.

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2008, the Company estimated and accrued $671,342 related to liquidated damages related to the PP2 Notes and concluded that this amount was the maximum pay-out required.  On June 24, 2008, the Company executed agreements with certain investors comprising approximately 70% of the original principal investment of PP2 to convert their outstanding Notes at a reduced price of $0.53.  On June 30, 2008, the Company executed an agreement with the institutional investor in the PP2 offering that had the contractual right to liquidated damages.  In exchange for the waiver from the investor, the Company issued to the investor 58,777 shares of its common stock. The agreement terminated any assessment of liquidated damages beyond June 24, 2008. For the three months ended June 30, 2008, the Company recorded a charge and credit to additional paid-in capital for the fair value of these shares issued in the amount of $22,041.

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

NOTE 5 – STOCKHOLDERS’ DEFICIT

On April 21, 2008, a PP2 Note holder converted $46,613 of principal amount, accrued interest and accrued liquidated damages related to a PP2 Note into 62,150 shares of common stock

Under the STIIP and on June 24, 2008 (the “Effective Date”), certain PP2 Note holders converted their PP2 Notes in the principal amount of $2,479,167 plus accrued interest and accrued liquidated damages of $770,134 at a reduced conversion price of $0.53 per common share in exchange for 6,113,872 shares of the Company’s common stock.  Additionally, on the Effective Date, certain PP1 and PP2 Warrant holders exercised their PP1 and PP2 Warrants, respectively, at a reduced exercise price of $0.40 in exchange for 430,109 shares of the Company’s common stock.  Further, each Warrant holder received three bonus warrants for every ten PP1 or PP2 Warrants that were exercised and 507,675 of these bonus warrants were exercised at $0.30 per share.  The remaining unexercised bonus warrants were exercisable at a price of $0.60 through April 6, 2012.

As discussed in Note 4 and for the three months ended June 30, 2008, the Company recorded a charge and a corresponding credit to paid-in capital in the amount of $1,170,772 for inducements related to the conversions of the PP2 Notes and the exercises of the PP1 and PP2 Warrants.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company and certain of its current and former officers and directors are defendants in litigation pending in Dallas, Texas, styled KINGDON R. HUGHES VS. GREGORY T. ROYAL, CYNTHIA A. GARR, JAMES T. MILLER, JR., CHARLES STIDHAM, CNH HOLDINGS COMPANY D/B/A CISTERA NETWORKS AND XBRIDGE SOFTWARE, INC.; Cause No. DV05-0600-G; G-134th District Court, Dallas County, Texas.  The plaintiff has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and XBridge in May 2003 and the acquisition of XBridge by the Company in May 2005.  The parties held a mediation conference in April 2006 and have come to an understanding with respect to the principle elements of a potential settlement.

We are currently in the process of negotiating definitive settlement agreements. In accordance with SFAS 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a contingent liability in the amount of $650,000 as of March 31, 2008 related to the outstanding litigation.  As of June 30, 2008, the Company believes that this amount represents the best estimate of a potential settlement.

NOTE 7 - RELATED PARTY TRANSACTIONS

On April 5, 2007, the Company issued PP2 Notes to the Company’s CEO and director, Derek Downs, and the Company’s Chief Technology Officer and director, Greg Royal for accrued, but unpaid base salary due to each as of this date.  On June 24, 2008, both individuals converted their PP2 notes plus accrued interest as part of the STIIP.  Mr. Downs and Mr. Royal converted $38,940 and $91,871, respectively into 73,471 and 173,341 shares of our common stock at a conversion price of $0.53.  After this conversion, the Company no longer had any indebtedness with either Mr. Downs or Mr. Royal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many but not all cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negative of these terms or other similar expressions.  These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Actual events and results could differ materially from our expectations as a result of many factors, including those identified in this report. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the SEC, for information about risks and uncertainties that may affect our future results. All forward-looking statements we make after the date of this filing are also qualified by this cautionary statement and identified risks. Additional risk factors are discussed in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008 and our other reports filed with the SEC, to which reference should be made.

Executive Summary and Recent Business Developments

We have continued to prepare for growth by taking steps to enhance corporate governance, especially in the finance and accounting area.  With the changes made this quarter, we believe that we are better positioned to meet the reporting and disclosure requirements in a timely manner for future filings.

We booked our largest sale to date this quarter to a state in the Midwestern U.S.  During the second fiscal quarter of fiscal year 2009, we invoiced and recognized revenue on this order.  The customer paid approximately $800,000 to one of our value-added resellers for the Cistera solution, and Cistera received payment from the reseller partner for an amount less the reseller discount.   We believe that this transaction confirms the increasing demand for the Company’s Event Alerting & Notification and Quality Assurance & Compliance solutions in the public sector—defined as state and local government and education.  We have focused marketing and sales efforts on this industry segment, and have built up a large customer installed base over the years with state and local governments and educational institutions.

We have continued to support and benefit from Cisco’s Industry Solutions Partner Network (ISPN) program and the incentives it provides for our Resellers to promote and incorporate third-party applications such as ours into their deployments.  Capitalizing on this sales channel opportunity has been a major focus for the past several quarters, and that focus is now paying off.  We have realized a number of opportunities and new relationships as a result of this program and our visibility within it.

We have worked to significantly restructure our partner program and began rolling the new program out to our channel partners this quarter.  We’ve designed the program to ensure that we are effectively allocating resources to the “high producing” partners in each of our key markets.  A key element of the program is formal partner commitments to specific revenue generation levels in return for product discounts and marketing and sales support. As this program matures, it will help us anticipate support requirements. We are working diligently to improve our revenue pipeline visibility with each organization.  There has been a very positive response from partners regarding the new program, with a number of partners electing to increase their revenue commitments with us in order to qualify for the resource allocation benefits.

We are providing installation engineer certification classes for our partners in an effort to leverage our channel partners’ resources in supporting increased demand for our products, and to allow us to recognize revenue upon acceptance of the convergence solutions by the reseller. This calendar year we have certified 24 additional installation engineers for ten partners, and more classes are scheduled. Another benefit of this program is the installation engineers are recognizing additional opportunities with the customer where Cistera solutions can be positioned, and recommending follow-on sales of our products.  Subsequent application sales enhance the customers’ “return on investment” as they already reside on the Cistera ConvergenceServer and can be activated with a license key.

On the research and development front, our engineers completed work on Cistera 1.8 that included enhancements to the platform and a number of the application engines.  We expect to release Cistera 1.9 with additional enhancements this fiscal year.  The hosted solution effort with Sylantro is continuing to develop albeit slower than anticipated due to the level of integration that was required to deliver full functionality.  We have completed the technical integration that required buy-in and development changes from Aastra, Acme Packets and Polycom.  We have several pilot opportunities with Sylantro, and are in talks with one of our resellers regarding a customer pilot.  We will have product demonstrations and Greg Royal, the Company’s founder and CTO, will speak at the Sylantro Global Summit in Las Vegas in October.

Restatements of Previously Issued Consolidated Financial Statements

We have restated our Consolidated Statement of Operations and Statement of Cash Flows for the three months ended June 30, 2007 to reflect a correction in our accounting for its PP1 Notes, PP1 Warrants, PP2 Notes, and PP2 Warrants.  We intend to restate and refile our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 and restate and refile our Quarterly Reports on Form 10-QSB for the periods ended June 30, 2007, September 30, 2007 and December 31, 2007 in a reasonably practicable time period.

In addition, we have restated our Consolidated Statement of Operations and Statement of Cash Flows for the three months ended June 30, 2007 to reflect a correction in our accounting for registration payment arrangements as required under FASB Staff Position No. 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”).  FSP 00-19-02 was effective April 1, 2007 for the Company, and we incorrectly accounted for the registration payment arrangements as of the effective date (which required the recording of a cumulative effect of a change in accounting principle) and for the three months ended June 30, 2007.  See further discussion in Note 4 to the consolidated financial statements included in this report.

The table below summarizes the impact to the Consolidated Statement of Operations:

	Adjustments to Statements of Operations
	Convertible Promissory Notes and Warrants	Registration Payment Arrangements	Total

Three months ended June 30 2007	$(370,715)	$(166,465)	$(537,180)
Cumulative effect at April 1, 2007	(1,288,668)	-	(1,288,668)

Total	$(1,659,383)	$(166,465)	$(1,825,848)

The table below summarizes the effect of the restatement adjustments on the Consolidated Statement of Operations for the three months ended June 30, 2007:

	As previously reported	Adjustments	As restated

Other income (expense)
Interest income	$9,589	$-	$9,589
Interest expense	(158,135)	84,711	(73,424)
Amortization of discount on
convertible promissory notes	-	(370,715)	(370,715)
Charge for estimated liquidated damages	-	(251,176)	(251,176)
Total other income (expense)	(148,546)	(537,180)	(685,726)

Net loss	$(463,605)	$(537,180)	$(1,000,785)

Basic & diluted net loss per share	$(0.06)	$(0.06)	$(0.12)

Weighted average shares outstanding
– basic and diluted	8,292,022		8,292,022

The table below summarizes the effect of the restatement adjustments on the Consolidated Balance Sheet as of June 30, 2007:

	As previously reported	Adjustments	As restated

Current liabilities:
Accounts and related party payables	$381,089	$-	$381,089
Accrued liquidated damages	-	540,694	540,694
Accrued liabilities	444,716	(84,711)	360,005
Deferred revenue	654,996		654,996
Current portion of long-term debt, net of discount	95,408		95,408
Total current liabilities	1,576,209	455,983	2,032,192

Convertible promissory notes, net of discount	3,485,491	(2,596,149)	889,342
Deferred revenue	114,912		114,912
Total long-term liabilities	3,600,403	(2,596,149)	1,004,254

Total liabilities	5,176,612	(2,140,166)	3,036,446

Stockholders’ equity (deficit):
Preferred stock	-		-
Common stock	8,292		8,292
Additional paid-in capital	8,739,970	4,820,830	13,560,800
Cumulative effect of adoption of FSP 00-19-2	-	(755,115)	(755,115)
Accumulated deficit	(9,662,085)	(1,925,549)	(11,587,634)
Total stockholders’ equity (deficit)	(913,823)	2,140,166	1,226,343

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$4,262,789	$-	$4,262,789

The table below summarizes the effect of the restatement adjustments as well as the correction in errors in the reporting of components of cash flows from operations and cash flows from financing activities on the Consolidated Statement of Cash Flows for the three months ended June 30, 2007:

Cash flows restatement table

	As previously reported	Adjustments	As restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(463,605)	$(537,180)	$(1,000,785)
Adjustments used to reconcile net loss to net cash used in
operating activities:
Charge for estimated liquidated damages	-	251,176	251,176
Amortization of discount on convertible promissory notes	-	370,715	370,715
Depreciation and amortization	80,936	(1)	80,935
Changes in operating assets and liabilities:
Accounts receivable	(307,094)	(3)	(307,097)
Inventory	10,440		10,440
Prepaid expenses	1,568		1,568
Accounts payable	(176,745)	75,933	(100,812)
Accrued interest	-	(24,090)	(24,090)
Other accrued liabilities	(153,307)	223,331	70,024
Deferred revenue	219,758	3	219,761
Net cash used in operating activities	(788,049)	359,884	(428,165)

Net cash used in investing activities	(69,780)	1	(69,779)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from issuance of convertible promissory notes	1,584,885	(359,885)	1,225,000
Payments on convertible promissory notes and other loans	(61,000)	-	(61,000)
Net payments on line of credit	(62,094)	-	(62,094)
Payments on capital lease	(1,007)	-	(1,007)
Net cash provided by financing activities	1,460,784	(359,885)	1,100,899

Net increase (decrease) in cash and cash equivalents	602,955		602,955
Cash and cash equivalents at beginning of year	534,871		534,871
Cash and cash equivalents at end of year	$1,137,826	$-	$1,137,826

Cash flows restatement table (continued)

	As previously reported	Adjustments	As restated

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Conversion of accounts payable and other accrued liabilities to
convertible promissory notes	$-	$359,885	$359,885
Allocation of discount on convertible promissory notes to
derivative financial instruments - warrants	-	488,054	488,054
Discount related to beneficial conversion feature on convertible
promissory notes	-	815,599	815,599

OTHER NON-CASH TRANSACTIONS:

Cumulative effect of change in accounting principle (a):
Reclassification of warrants from derivative financial
instruments to equity securities (as valued at inception)	$-	$2,730,824	$2,730,824
Accrued liquidated damages at April 1, 2007	-	289,518	289,518
Reclassification of warrants from derivative financial
instruments to equity securities (as valued at April 1, 2007)	-	(2,265,227)	(2,265,227)
Cumulative effect of change in accounting principle	$-	$755,115	$755,115

(a) Relates to the adoption of FSP 00-19-2

Convertible Promissory Notes and Warrants

We concluded that our original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal year 2007 and fiscal year 2008 was incorrect and that the necessary adjustments were material to the fiscal year 2007 and 2008 consolidated financial statements.

We based our conclusion upon a further review of the documents associated with the Notes and Warrants and considered the following sources as relevant guidance in determining the proper accounting treatment for the Notes and Warrants.

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

For a detailed description of the accounting applied in the restatement related to the PP1 and PP2 Notes and the PP1 and PP2 Warrants, see Note 3 to the consolidated financial statements contained in this report.

Registration Payment Arrangements

On December 21, 2006, the EITF issued FASB Staff Position No. 00-19-2 (“FSP 00-19-2”).  FSP 00-19-2 was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, the FSP was effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  Effective April 1, 2007, we adopted FSP 00-19-2, which was applicable to the accounting for the liquidated damages on the PP2 Notes.  See detailed discussion of the accounting required under this FSP in Note 4 to the consolidated financial statement included in this report.

Based on the accounting and reporting requirements of FSP 00-19, we (as part of the restatement required for the three months ended June 30, 2007) recorded a cumulative effect of an accounting change entry (i.e., a charge to the beginning balance of the accumulated deficit) as of April 1, 2007 for the combination of:  1) the reclassification of the Warrants from derivative liabilities to equity securities, and 2) a contingent liability for probable future payment of liquidated damages (based on the Company’s best estimate as of the date of adoption, which is through March 31, 2008).  The amount of the contingent liability recorded was approximately $289,000.  Also, as part of the cumulative effect of an accounting change entry, we reclassified the Warrants from derivative liabilities to equity securities.  The difference between the Warrants as measured on the date of adoption and their original recorded value was included in the charge to the beginning balance of the Accumulated deficit.  This amount was approximately $466,000.  The total of the cumulative effect of this accounting change was $755,000.

On April 5, 2007, we closed the balance of our PP2 offering and, in accordance with FSP 00-19-2, recorded a contingent liability and related charge to the consolidated Statement of Operations for estimated liquidated damages related to this funding through March 31, 2008.  The amount recorded was $251,176.

We evaluated the contingent liability for liquidated damages at June 30, September 30 and December 31, 2007 and concluded that the facts and circumstances had not changed as to the appropriateness of the March 31, 2008 date.  As of March 31, 2008, we were in substantial discussions with a majority of investors to convert their Notes, exercise their Warrants and remove the registration requirements of the underlying shares to the Notes and Warrants.  As a result, as of March 31, 2008, we concluded that it was probable that it would execute an agreement under these terms and estimated and recorded an additional contingent liability and related charge for liquidated damages through June 30, 2008.

As of March 31, 2008, we estimated and accrued $671,342 related to liquidated damages related to the PP2 Notes and concluded that this amount was the maximum pay-out required.  On June 24, 2008, we executed agreements with certain investors comprising approximately 70% of the original principal investment of PP2 to convert their outstanding Notes at a reduced price of $0.53.  On June 30, 2008, we executed an agreement with the institutional investor in the PP2 offering that had the contractual right to liquidated damages.  In exchange for the waiver from the investor, we issued to the investor 58,777 shares of our common stock.  The agreement terminated any assessment of liquidated damages beyond June 24, 2008. For the three months ended June 30, 2008, we recorded a charge and credit to additional paid-in capital for the fair value of these shares issued in the amount of $22,041.

The table below summarizes the cumulative effect entry recorded as of April 1, 2007 for the adoption of FSP 00-19-2:

Accumulated deficit, April 1, 2007 (as restated)	$(10,586,847)

Adjustments for the cumulative effect of the change in accounting principle:
Contingent liability recorded for estimated liquidated damages	(289,518)
Reclassification of Warrants from derivative liabilities to equity securities	(465,597)
Total adjustments	(755,115)

Accumulated deficit, April 1, 2007, as adjusted	$(11,341,962)

Results of Operations

	For the three months ended June 30,
	2008	% of rev	2007	% of rev
			(As restated)
Revenues:
Convergence solutions	$522,393	65%	$461,938	68%
Professional services	60,708	8%	104,050	15%
Support and maintenance	217,459	27%	113,799	17%
Total revenues	800,560	100%	679,787	100%

Cost of revenues:
Convergence solutions	133,032	17%	139,656	20%
Professional services	50,500	6%	46,875	7%
Support and maintenance	23,184	3%	20,700	3%
Total cost of revenues	206,716	26%	207,231	30%

Gross Profit	593,844	74%	472,556	70%

Operating expenses:
Sales and marketing	296,006	37%	246,843	36%
Software development	158,589	20%	129,035	19%
Engineering and support	149,596	19%	70,782	10%
General and administrative	429,149	53%	260,019	38%
Depreciation and amortization	98,156	12%	80,936	12%
Total operating expenses	1,131,496	141%	787,615	115%

Loss from operations	(537,652)	(67)%	(315,059)	(45)%

Other income (expense)
Interest income	82	-%	9,589	1%
Interest expense	(83,182)	(10)%	(73,424)	(11)%
Charge for inducements related to stock
issued to convertible note holders	(1,192,813)	(149)%	-	-
Amortization of discount on convertible
notes	(1,120,997)	(140)%	(370,715)	(54)%
Credit (charge) for estimated liquidated
damages	11,299	1%	(251,176)	(37)%
Total other income (expense)	(2,385,611)	(298)%	(685,726)	(101)%

Net loss	$(2,923,263)	(365)%	$(1,000,785)	(146)%

Basic & diluted net loss per share	$(0.31)		$(0.12)

Weighted average shares outstanding – basic
and diluted	9,421,126		8,292,022

Revenue

Revenue for the quarter ended June 30, 2008 increased $120,773 or approximately 18% from the comparable prior year quarter primarily due to increased support and maintenance revenue.  This increase was primarily attributable to our increased installed base from the prior year.

Gross Profit and Gross Margin

Gross profit for the quarter ended June 30, 2008 increased $121,288 or approximately 26% from the comparable prior year quarter primarily due to increased revenue.  Gross margin also increased in the June 2008 quarter as compared to the June 2007 quarter from 70% to 74%.  This increase was primarily due to the higher percentage of support and maintenance revenue (which carries a significantly higher gross margin as compared to the other revenue components) to total revenue over the prior year quarter.

Operating Expenses

Operating expenses, excluding depreciation and amortization increased from $706,679 in the June 2007 quarter to $1,033,340 in the June 2008 quarter, an increase of $326,661.  The increase was primarily attributable to: 1) increased salaries that were applied over the course of fiscal year 2008 for a significant number of employees, who had been receiving much below the “average market” salaries for similar positions; 2) increased headcount in most departments; 3) higher payroll taxes as a result of the higher salaries and increased personnel; 4) increased facilities related expenses due to our new corporate office location, which has more square footage but a lower cost per square foot; 5) higher professional fees in the accounting and finance area; and, 6) a decrease in utilization of engineering and support personnel for professional services work as compared to internal infrastructure support, which was required in the short-term as part of the transition to the new corporate office location.

Amortization of Debt Discount

The amortization of debt discount on our PP2 Notes in the June 2008 quarter increased approximately $750,000 from the June 2007 quarter primarily as a result of the significant amount of PP2 Notes that were converted in June 2008 as part of our “Short Term Investment Incentive Plan” (the “STIIP”).  As required under GAAP, all unamortized debt discount outstanding at the date of the conversion was expensed.  See further discussion of the STIIP under “Liquidity” under this Item.

Charge for Inducements related to Stock Issued to Convertible Note Holders

As part of the STIIP, we lowered the conversion price of our PP2 Notes and the exercise price of both our PP1 and PP2 Warrants.  As required under GAAP, we recorded a non-cash charge in the amount of $1,192,813 related to these inducements.  See further discussion of the STIIP under “Liquidity” under this Item.

Liquidated Damages

The decrease in the charge for liquidated damages from the June 2007 quarter was primarily the result of the settlement of future liquidated damages as of June 24, 2008.  As of June 30, 2008, we recorded an adjustment to the amount of accrued liquidated damages for PP2 Note holders who did not convert their notes in the STIIP.  As part of an agreement dated June 30, 2008 with the investor in the PP2 offering that had the contractual right to liquidated damages, we issued to the investor 58,777 shares of our common stock in exchange for a waiver on future liquidated damages after June 24, 2008.

Liquidity and Capital Resources

The unaudited consolidated financial statements contained in this report have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2008, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and net loss of $5.2 million for the year ended March 31, 2008, which included non-cash charges of $1.9 million related to amortization of discounts associated with our PP2 Notes and negative working capital (current liabilities in excess of current assets) of $3.0 million as of March 31, 2008.  In addition, we had a net loss of $2.9 million for the three months ended June 30, 2008, which included non-cash charges of $2.3 million related to amortization of discounts associated with the PP2 Notes and inducements related to the conversion of PP2 Notes and the exercise of the PP1 Warrants and the PP2 Warrants.  Also, as of June 30, 2008, we have negative working capital (current liabilities in excess of current assets) of $3.0 million. Accordingly, as of June 30, 2008, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if we were unable to continue as a “going concern.”

We improved our liquidity through the execution of the STIIP, which we completed in June and July of 2008, and which raised approximately $844,000 in cash from the exercises of PP1, PP2 and Bonus Warrants and reduced debt, accrued interest and accrued liquidated damages of approximately $3.2 million.  As of June 30, 2008, we had received cash proceeds of approximately $304,000 from the exercises of the Warrants.  In July 2008, we received an additional $540,000 from the exercise of the Warrants.  While management believes that this action mitigates the substantial doubt about the Company’s ability to continue as a going concern, we will need to become profitable in the near future though generating higher revenues or lowering operating costs, or a combination of the two.  We will likely need to renegotiate the payment or conversion of the remaining principal due on our PP2 Notes or raise additional capital, or a combination of the two. If we need to raise additional capital it could be in the form of equity or debt, or a combination of the two. There can be no assurance that we will be successful in these endeavors or that the cost savings or required new capital will be sufficient.

Cash and Cash Flows

Our cash and cash equivalents at June 30, 2008 were $296,279. For the three months ended June 30, 2008, net cash used in operations was $125,734.  The primary use of cash was the net loss incurred for the period of $2,923,263 adjusted for noncash charges of $1,192,813 related to inducement charges for the conversions of certain PP2 Notes and the exercises of certain PP1 and PP2 Warrants, $1,170,772 related to the amortization of discounts on the PP2 Notes and $98,156 for depreciation and amortization.  Net cash used in investing activities of $32,997 related to purchases of computer equipment and office furniture.  Net cash from financing activities of $330,003 was primarily the result of the net proceeds raised from the exercise of certain PP1 and PP2 Warrants as part of the STIIP.

Contractual Obligations

Our current material contractual obligations are our corporate office lease and the principal, accrued interest and accrued liquidated damages under our PP1 and PP2 Notes.  During the current quarter there were no changes to our corporate office lease obligations and a significant portion of the PP2 Note obligations, including accrued interest and accrued liquidated damages, was converted as of June 30, 2008.  The following amounts are due within the current fiscal year under the PP1 and the PP2 Notes, all of which is payable within the next ten months:

PP1 Notes:
Principal	$64,495
Accrued interest	30,041
94,536
PP2 Notes:
Principal	924,576
Accrued interest	112,934
1,037,510

Accrued liquidated damages	177,024

Total	$1,309,070

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. The accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, our use of estimates and the accounting for convertible debt and warrants. For a detailed discussion on the application of these accounting policies, see Note 2 to our audited consolidated financial statements contained in our 2008 10-KSB.

Recently Issued Accounting Pronouncements

We discuss the potential impact of recent accounting pronouncements in Note 1 to the unaudited consolidated financial statements contained in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4(T). Controls and Procedures

Background

As described in this report in the Explanatory Note, Note 3 to our unaudited consolidated financial statements, and Item 2. Management’s Discussion and Analysis of Financial Condition, we have restated our consolidated financial statements for the three months ended June 30, 2007.  We also intend to restate and refile our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 and restate and refile our Quarterly Reports on Form 10-QSB for the periods ended June 30, 2007, September 30, 2007 and December 31, 2007 in a reasonably practicable time period.  Based on these restatements, we have identified deficiencies in our internal control over financial reporting. These control deficiencies failed to prevent or detect certain accounting errors, which required a restatement of our previously issued financial statements. The control deficiencies represent material weaknesses in our internal control over financial reporting and require corrective and remedial actions.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, who is also currently our interim Chief Financial Officer(the “Certifying Officer”), to allow timely decisions regarding required disclosures.

As of June 30, 2008, we carried out an analysis, under the supervision and with the participation of our management, including our Certifying Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the restatements noted above, that management and our board of directors deemed necessary and communicated on a Form 8-K filing dated August 6, 2008, the Certifying Officer concluded that our disclosure controls and procedures were not effective as of the end of this reporting period.

The Certifying Officer also previously determined as a result of the restatements noted above that our disclosure controls and procedures and internal controls over financial reporting were not effective as of March 31, 2008 and identified remediation measures to be implemented during the fiscal year 2009.  We estimate that during the second half of fiscal 2009, the Certifying Officer, along with the Company’s other management representatives, will complete remediation measures that may include engaging an independent consulting firm to further evaluate, remediate, implement, document and test the internal controls in these key areas:

1.	Financial Reporting, including technical accounting surrounding complex accounting transactions
2.	Order Entry Accounting & Reporting
3.	Debt/Equity Accounting & Compliance
4.	Cash & Other Working Capital Management
5.	Compensation Accounting & Administration
6.	Other Assets & Liability Account Management

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

Inherent Limitations of Internal Controls

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and certain of its current and former officers and directors are defendants in litigation pending in Dallas, Texas, styled KINGDON R. HUGHES VS. GREGORY T. ROYAL, CYNTHIA A. GARR, JAMES T. MILLER, JR., CHARLES STIDHAM, CNH HOLDINGS COMPANY D/B/A CISTERA NETWORKS AND XBRIDGE SOFTWARE, INC.; Cause No. DV05-0600-G; G-134th District Court, Dallas County, Texas.  The plaintiff has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and XBridge in May 2003 and the acquisition of XBridge by the Company in May 2005.  The parties held a mediation conference in April 2006 and have come to an understanding with respect to the principle elements of a potential settlement.  We are currently in the process of negotiating definitive settlement agreements.

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to provide this information.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sales of the Company’s securities without registration during the period covered by this Report.  No such sales involved the use of an underwriter, no advertising or public solicitation were involved, the securities bear a restrictive legend, were applicable, and no commissions were paid in connection with the sale of any securities.

On June 9, 2008, the Company temporarily modified the terms of its outstanding convertible notes and warrants issued in its December 2004 and April 2007 private placements.  During the period beginning June 9, 2008 through June 24, 2008, the conversion price of such notes, currently $1.00 per share for notes issued in December 2004 and $0.75 per share for notes issued in April 2007, was lowered to $0.53 per share.  In addition the exercise price for the warrants, currently $1.30 per share for warrants issued in December 2004 and $1.00 for warrants issued in April 2007, was reduced to $0.40 per share, and each warrant holder received three additional warrants (each, a “bonus warrant”) for every ten warrants exercised during this period.  The bonus warrants were exercisable through June 24, 2008 at an exercise price of $0.30 per share, and if not exercised on or before such date, the exercise price for such bonus warrants was increased to $0.60 per share.  The bonus warrants expire on April 6, 2012.

This program resulted in the generation of approximately $843,000 in cash proceeds from new investment through warrant exercises, and approximately $3.2 million of its outstanding convertible notes and associated accrued interest were converted into common equity.  All amounts reported herein are subject to final clearing through financial institutions.

In connection with the program, the Company and Roaring Fork Capital SBIC, LP, agreed to terminate the Company’s obligation to secure an effective registration statement with respect to the shares of common stock underlying the convertible notes and warrants held by Roaring Fork, and waived any damages related to such failure.  In exchange for this termination and waiver, the Company agreed to issue to Roaring Fork an additional 58,777 shares of the Company’s common stock, and agreed to certain anti-dilution rights relative to the shares issued to Roaring Fork upon conversion of the convertible notes and warrants.

The issuance of the shares of our common stock described above were made in private transactions or private placements intending to meet the requirements of one or more exemptions from registration.  In addition to any noted exemption below, we relied upon Regulation D, Section 4(2) and Rule 144 of the Securities Act of 1933, as amended (the “Act”).  Other than the securities mentioned above, we have not issued or sold any securities during the period covered by this Report.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

31.1        Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CISTERA NETWORKS, INC.

Date: August 29, 2008	/s/ Derek P. Downs
Derek P. Downs
Chief Executive Officer and interim
Chief Financial Officer

(Principal Executive, Financial and
Accounting Officer)