Form 10KSB/A
period 2007-03-31
Cistera Networks, Inc.
filed 2008-09-30
CIK 821356

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB/A
(Amendment No. 2)
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

EXPLANATORY NOTE

As previously disclosed in a Form 8-K filing, dated August 6, 2008, the Board of Directors of the Company, in consultation with management and an independent consultant engaged by management, concluded that the Company’s consolidated financial statements as of March 31, 2007 and for the fiscal years ended March 31, 2007 and 2006 and the interim consolidated financial statements as of June 30, 2007 and for the quarters ended June 30, 2007 and 2006, as of September 30, 2007 and for the quarters and six month periods ended September 30, 2007 and 2006 and as of December 31, 2007 and for the quarters and nine month periods ended December 31, 2007 and 2006 should not be relied upon.  Accordingly, the Company has restated the consolidated financial statements as of March 31, 2007 and for the years ended March 31, 2007 and 2006 contained in this Amendment No. 2 on Form 10-KSB/A (the “Report”).  The Company intends to restate and refile its Quarterly Reports on Form 10-QSB for the periods ended June 30, 2007, September 30, 2007 and December 31, 2007 in a reasonably practicable time period.

The Company has restated its Consolidated Balance Sheet as of March 31, 2007, and its Consolidated Statements of Operations, Stockholders’ Equity (Deficit) and Cash Flows for the years ended March 31, 2007 and 2006 contained in this Report to reflect: (i) a correction in its accounting for its Senior Unsecured Convertible Promissory Notes and detachable warrants issued in private placements during the period from December 2004 to April 2007 (the “PP1 Notes,” “PP1 Warrants,” “PP2 Notes” and “PP2 Warrants”) and (ii) share-based compensation related to employee stock options.  The Company has concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal years 2007 and 2008, and its recording of share-based compensation for fiscal year 2007 were incorrect, and that the necessary adjustments were material to the fiscal year 2007 and 2006 consolidated financial statements.

A further discussion of the restatement of the fiscal year 2007 and 2006 financial statements is contained under “Part II, Item 6 – Management’s Discussion and Analysis or Plan of Operations” and in  Note3 to the consolidated financial statements of this Report.

CISTERA NETWORKS, INC.
FORM 10-KSB/A
TABLE OF CONTENTS

Item Number and Caption	Page
PART I
Item 1. Description of Business	3

Item 2. Description of Property	10

Item 3. Legal Proceedings	11

Item 4. Submission of Matters to a Vote of Security Holders	11

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases
of Equity Securities	12

Item 6. Management's Discussion and Analysis or Plan of Operation	13

Item 7. Financial Statements	24

Item 8. Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure	24

Item 8A. Controls and Procedures	24

Item 8B. Other Information	26
PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance
Compliance with Section 16(a) of the Exchange Act	27

Item 10. Executive Compensation	29

Item 11. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters	31

Item 12. Certain Relationships and Related Transactions, and Director Independence	32

Item 13. Exhibits	35

Item 14. Principal Accountant Fees & Services	35

SIGNATURES	36

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

On September 27, 2005, we changed our name to Cistera Networks, Inc.

Business Overview

We provide IP network-based application appliances and services that add features and enhanced functionality to the telecommunications services used by large enterprises, small and mid-sized organizations, both in the commercial and public sector.  Our objective is to be the leading provider of IP communications platforms and advanced application engines for businesses worldwide.  Our software-based and hardware-based solutions are delivered on our open-architecture, component-based platform known as the Cistera ConvergenceServer™, which allows administrators to centrally manage advanced applications for IP telephony environments across large single-site and multi-site private voice/data networks.   Because our solutions improve customer responsiveness, employee productivity and efficiencies for customers using IP telephony systems, we believe that our convergence solutions complement the efforts of IP telephony solution providers such as Cisco and Sylantro to increase the overall return on investment and value contribution associated with IP telephony systems.  This has allowed us to establish cooperative relationships with IP telephony solution providers, as well as large value added resellers (VARs) and systems integrators (SIs) focused on delivering IP telephony systems and services.

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

Cistera’s principal competitors are companies that have for a number of years manufactured telephony application products for traditional Time Division Multiplex (TDM) based phone systems and are currently transitioning their products to support IP based (VoIP) phone systems otherwise known as IP Telephony.  Examples of companies that we compete with include Verint, Interactive Intelligence and Nice Systems in the Quality Assurance and Compliance category; Raytheon, Alcatel-Lucent and Motorola in the Event Alerting and Notification category.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate offices are located at 6509 Windcrest Drive, Suite 160, Plano, TX  75024.  We lease this office space, which contains approximately 9,767 rentable square feet, from GK II Plano, L.P.  Our rent under this lease is approximately $11,226 per month and the lease expires July 31, 2013.  As of March 31, 2007, our corporate offices were located at 17304 Preston Road, Suite 975, Dallas, Texas 75252.  We continue to lease this office space, which contains approximately 4,264 square feet, from CMD Realty Investment Fund, L.P.  Our rent under this lease was approximately $7,626 per month and the lease expires November 30, 2009.

ITEM 3.  LEGAL PROCEEDINGS

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

The Company is a defendant in litigation pending in Dallas, Texas, styled Collaborative Search Partners, Inc. vs. XBridge Software, Inc., and Cistera Networks, Inc., Cause No. 07-03189;J191st District Court, Dallas County, Texas.  The plaintiff has alleged a number of complaints against the defendants, including breach of contract, promissory estoppel, and quantum meruitt arising in connection with two separate employment search agreements. In May 2007, the parties came to an understanding with respect to the principal elements of a potential settlement, and a Rule 11 letter agreement has been filed with the Court, however, a definitive settlement agreement is still being negotiated among the parties. The Rule 11 letter agreement provides for payment by the defendants of $44,000 to the plaintiff over a period of six months, and in the event the defendants fail to make such payments, a default judgment may be rendered against the defendants.

ITEM 4.  SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND
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

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its Consolidated Balance Sheet as of March 31, 2007 and its Consolidated Statements of Operations, Stockholders’ Equity (Deficit) and Cash Flows for the years ended March 31, 2007 and 2006 to reflect: (i) a correction in its accounting for its Senior Unsecured Convertible Promissory Notes and detachable warrants issued in private placements during the period from December 2004 to April 2007 (the “PP1 Notes,” “PP1 Warrants,” “PP2 Notes,” and “PP2 Warrants”) and (ii) share-based compensation related to employee stock options.  The adjustments required by this restatement had no impact on net cash used in operations, net cash used in investing activities or net cash from financing activities.

The impact of the restatement is summarized in the table below:

	Adjustments to Consolidated Statements of Operations: Income (Expense)
	Convertible Promissory Notes and Warrants	Share-based Compensation	Total

Year ended March 31, 2007	$(665,195)	$(101,700)	$(766,895)
Year ended March 31, 2006	469,573	-	469,573
Cumulative effect at April 1, 2005	(1,091,046)	-	(1,091,046)

Total	$(1,286,668)	$(101,700)	$(1,388,368)

Convertible Promissory Notes and Warrants

The Company has concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal year 2007 and fiscal year 2008 was incorrect and that the necessary adjustments were material for the fiscal year 2007 and 2006 consolidated financial statements.

The Company based its conclusion upon a further review of the documents associated with the Notes and Warrants and considered the following sources as relevant guidance in determining the proper accounting treatment for the Notes and Warrants:

•	SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”),
•	APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”),
•	Emerging Issues Task Force (EITF) Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”),
•	EITF 05-2, The Meaning of “Conventional Convertible Debt Instrument” (“EITF 05-2”),
•	EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”),
•	EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), and
•	SEC Staff Accounting Bulletin No. 107 (“SAB 107”).

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

Accordingly, we calculated the fair value of both the convertible Notes and the Warrants and allocated the respective relative fair value percentages of each in determining the initial values of the convertible Notes and the Warrants.  Because the Warrants were determined to be derivative liabilities (see conclusion in next section below and in Note 3 to the consolidated financial statements), the Company recorded them at fair value as calculated under the Black-Scholes option pricing model (“BS model”).  For Notes and Warrants issuances where the net cash proceeds were greater than the fair value of the Warrants, this difference was allocated to the value of the Notes.  The amount assigned to the Warrants represented a debt discount on the Notes, which is amortized over the life of the Notes.  For Notes and Warrants issuances where the net cash proceeds were less than the fair value of the Warrants, the Warrants were recorded at fair value and the difference was recorded as a charge to the consolidated Statement of Operations at inception.  This second situation occurred with the issuance of the PP1 Notes in December 2004 and resulted in a charge to the Statement of Operations of approximately $230,000; no value was allocated to the Notes, with a full debt discount recorded and amortized over the life of the Notes.

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

Share-based compensation

The Company has concluded that it incorrectly calculated and recorded share-based compensation expense associated with stock options upon the adoption of Statement of Financial Accounting Standards No. 123 (revised) (“SFAS 123R”), “Share-Based Payment,” on April 1, 2006.  Specifically, the Company did not calculate the fair value of employee stock options issued during the period from February 2004 through October 2004 and did not record any related expense in the Statement of Operations for the year ended March 31, 2007 related to the unrecognized stock option cost as of April 1, 2006.  The Company has not issued any additional stock options to employees since October 2004.

Write-off of goodwill

For the fiscal year ended March 31, 2006, the Company, in its prior filings, had reported the write-off of goodwill in the amount of $2,134,821 related to the acquisition of XBridge as a component of “Other income and expense” in the Statement of Operations.  This amount has been reclassified as a component of “Operating expenses” to conform with the appropriate classification and presentation under GAAP.

The table below summarizes the effect of the restatement and reclassification adjustments on the Consolidated Statements of Operations:

	For the year ended March 31, 2007			For the year ended March 31, 2006

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Gross profit	$1,619,566	$-	$1,619,566	$1,251,351	$-	$1,251,351

Operating expenses:	2,819,971	101,700	2,921,671	3,575,903	2,134,821	5,710,724

Loss from operations	(1,200,405)	(101,700)	(1,302,105)	(2,324,552)	(2,134,821)	(4,459,373)

Other income (expense)
Interest expense, net	(84,038)	-	(84,038)	(112,721)	-	(112,721)
Write-off of goodwill	-	-	-	(2,134,821)	2,134,821	-
Amortization of discount on convertible notes	-	(146,684)	(146,684)		(894,084)	(894,084)
Benefit (charge) for change in estimated fair value of derivative financial instruments – Warrants	-	(518,511)	(518,511)	-	1,363,657	1,363,657

Net loss	$(1,284,443)	$(766,895)	$(2,051,338)	$(4,572,094)	$469,573	$(4,102,521)

Basic & diluted net loss per share	$(0.16)	$(0.09)	$(0.25)	$(0.72)	$0.07	$(0.64)

Weighted average shares outstanding: basic and diluted	8,190,123		8,190,123	6,393,718		6,393,718

The table below summarizes the effect of the restatement adjustments on the Consolidated Balance Sheet as of March 31, 2007:
	As previously
	reported	Adjustments	As restated

Current assets:
Cash and cash equivalents	$534,871	$-	$534,871
Restricted cash	-		-
Accounts receivable, net	314,178		314,178
Related party receivables	23,927		23,927
Inventory	75,743		75,743
Prepaid expenses	10,143		10,143
Total current assets	958,862		958,862

Property and equipment, net	122,046		122,046
Intangible assets, net	2,294,993		2,294,993
Total long-term assets	2,417,039		2,417,039

TOTAL ASSETS	$3,375,901	$-	$3,375,901

Current liabilities:
Accounts payable	$544,796		$544,796
Related party payables	24,038		24,038
Accrued liabilities	598,023		598,023
Deferred revenue	465,179		465,179
Convertible promissory notes	144,000		144,000
Line of credit and other current debt	64,509		64,509
Total current liabilities	1,840,545		1,840,545

Convertible promissory notes	1,900,606		1,900,606
Discount on convertible promissory notes		(1,663,211)	(1,663,211)
Derivative financial instruments, at estimated fair
value – Warrants		2,265,225	2,265,225
Deferred revenue	84,968		84,968
Total long-term liabilities	1,985,574	602,014	2,587,588

Total liabilities	3,826,119	602,014	4,428,133

Stockholders’ deficit:
Preferred stock	-		-
Common stock	8,292		8,292
Additional paid-in capital	8,739,970	786,353	9,526,323
Accumulated deficit	(9,198,480)	(1,388,367)	(10,586,847)
Total stockholders’ deficit	(450,218)	(602,014)	(1,052,232)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,375,901	$-	$3,375,901

The table below summarizes the effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the year ended March 31, 2007:
	As previously
	reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,284,443)	$(766,895)	$(2,051,338)
Adjustments used to reconcile net loss to net cash used in
operating activities:
Amortization of discount on convertible promissory notes	-	146,684	146,684
Charge for change in estimated fair value of derivative
financial instruments - Warrants	-	518,511	518,511
Depreciation and amortization	347,086		347,086
Share-based compensation	-	101,700	101,700
Changes in operating assets and liabilities:
Accounts receivable	(125,149)		(125,149)
Related party receivables	9,290		9,290
Inventory	(52,616)		(52,616)
Prepaid expenses	31,483		31,483
Accounts payable	(350,181)		(350,181)
Related party payables	(35,400)		(35,400)
Accrued interest	44,109		44,109
Other accrued liabilities	43,600		43,600
Deferred revenue	320,988		320,988
Net cash used in operating activities	(1,051,233)	-	(1,051,233)

Net cash used investing activities	(63,619)	-	(63,619)

Net cash provided by financing activities	1,588,733	-	1,588,733

Net increase in cash and cash equivalents	473,881		473,881
Cash and cash equivalents at beginning of year	60,990		60,990
Cash and cash equivalents at end of year	$534,871	$-	$534,871

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued
interest to common stock	$21,965		$21,965
Conversion of accounts payable and other accrued liabilities to
convertible promissory notes	220,606		220,606
Conversion of other notes payable to common stock	32,595		32,595
Allocation of discount on convertible promissory notes to derivative
financial instruments - Warrants	-	1,244,591	1,244,591
Discount related to beneficial conversion feature on convertible
promissory notes	$-	$482,934	$482,934

The table below summarizes the effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the year ended March 31, 2006:
	As previously
	reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,572,094)	$469,573	$(4,102,521)
Adjustments used to reconcile net loss to net cash used in
operating activities	3,969,521	-	3,969,521
Amortization of discount on convertible promissory notes –
outside investors	-	894,084	894,084
Benefit for change in estimated fair value of derivative
financial instruments - Warrants	-	(1,363,657)	(1,363,657)
Net cash used in operating activities	$(602,573)	$-	$(602,573)

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

Cost of Revenues and Operating Expenses

Cost of Revenues

Cost of convergence solutions and support revenues primarily consists of hardware costs and employee-related costs associated with professional services and support and maintenance.  Cost of professional services and other revenues consists primarily of employee-related costs associated with these services and allocated overhead.  The cost associated with providing professional services is significantly higher as a percentage of revenue than for our convergence solutions due to the labor costs associated with providing professional services.

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

Research and Development

Research and development expenses consist primarily of salaries and related expenses.  We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our convergence platform and applications. Because of our open, scalable and secure component-based architecture, we are able to provide our customers with a solution based on a single version of our software application platform. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the future, research and development expenses will increase in absolute dollars as we support additional IP telephony platforms, extend our solution offerings and develop new technologies.

Marketing and Sales

Marketing and sales expenses are typically one of our largest costs, accounting for approximately 33.7 percent of total revenues for fiscal 2006 and only 17.4 percent of total revenues in fiscal 2007.  In fiscal 2007 the company reduced spending by leveraging some of the marketing programs funded by large technology and VAR partners.  It is expected that the company will increase spending in this area, as the market is beginning to show signs of momentum.  Marketing and sales expenses consist primarily of salaries and related expenses for our sales and marketing staff, payments to VARs, marketing programs, which include advertising, events, corporate communications, public relations, and other brand building and product marketing expenses. Since the beginning of fiscal 2005, our sales and marketing costs as a percentage of total expenses have increased as a result of increased market coverage in the U.S., Canada and the U.K.

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

General and Administrative

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, and management information systems personnel, professional fees, other corporate expenses. We expect that in the future, general and administrative expenses will increase in absolute dollars as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and our operations.

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

Accounting for Commissions

For the fiscal years 2007 and 2006, the Company did not pay sales commissions except in select agent arrangements.  Sales commissions will generally be paid on sales meeting the criteria for sales commission payment.

Convertible debt and warrants

During the fiscal years 2005 through 2007, the accounting for financial instruments – convertible debt and detachable warrants (and the potential derivative accounting related to these financial instruments) – was significant to our financial statements because the accounting for such instruments requires the use of management’s significant estimates and assumptions. This accounting policy is also significant because of the potential fluctuations in the estimated fair value from period to period, which are recorded as a benefit (charge) to net loss on the statement of operations. We estimated the fair value of the PP1 Warrants and PP2 Warrants using the Black-Scholes option pricing model. This model requires the use of significant estimates and assumptions related to the estimated term of the financial instruments, the volatility of the price of our common stock, and interest rates, among other items.  Fluctuations in these assumptions may have a significant impact on the estimated fair value of financial instruments, which, in turn, may have a significant impact on our reported financial condition and results of operations.

The complexity in this accounting area and management’s incorrect application of the accounting rules at the initial recording of the PP1 Warrants and PP2 Warrants required the Company to restate its fiscal year 2007 and 2006 consolidated financial statements contained in Item 7 of this Report. Additionally, our accounting for these financial instruments is discussed further in Note 3 to our consolidated financial statements included in Item 7 of this report.

Results of Operations

The following discussion should be read in conjunction with the consolidated statements of operations, in their entirety.

Overview of Results of Operations for: Fiscal 2006 and Fiscal 2007.

Our revenues have grown from $1,587,900 in fiscal 2006 to $1,932,838 in fiscal 2007, a growth year-over-year of 21.7% on a recognized revenue basis.

Our gross profit during the fiscal year 2006 was $1,251,351 or approximately 78.8 percent of revenues, and the operating loss for the same period was $4,459,373.  Gross profit for the fiscal year 2007 was $1,619,566 or approximately 83.8% of revenues, and our operating loss for the same period was $1,302,105.

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

The Company recently completed a private placement to support current and future growth requirements.  Through this offering the Company raised an aggregate of $3,498,776 through the issuance of Senior Unsecured Convertible Promissory Notes (the “PP2 Notes”) and warrants (the “PP2 Warrants”) to purchase 3,498,776 shares of our common stock.  From this offering, the Company raised net cash proceeds of $2,815,000 and certain debt holders converted $683,776 of the Company’s outstanding debt and accrued liability obligations into PP2 Notes.

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are included as a separate section of this report beginning on page F-1 immediately following the signature page to this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 8A.  CONTROLS AND PROCEDURES

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of the Company's management, chief executive and chief financial officers, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon the evaluation, the Company's chief executive and chief financial officers concluded that, as of the end of the period, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the reports that we file and submit pursuant to the Exchange Act.

During the second quarter of fiscal year 2008, the Company’s chief executive officer (and its “Certifying Officer” for the fiscal year ended March 31, 2008) determined that our financial management team did not have sufficient experience in the preparation of the narrative disclosures in notes to the interim financial statements and that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective in ensuring that information is recorded, processed, summarized and communicated to our Certifying Officers, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In an effort to remediate this deficiency, we engaged an independent financial consulting group to provide the personnel resources necessary for technical accounting and for the recording of complex financial transactions, preparation of financial statements, and management reporting and disclosure reporting.  This engagement resulted in a comprehensive review of our financial statements and disclosure controls, whereby we became aware of errors made in applying the Company’s new deferred revenue recognition policy adopted in the third quarter of fiscal year 2007.  On November 9, 2007, we determined that we needed to restate our financial statements for the fiscal year ended March 31, 2007, which were included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 (“2007 10-KSB”), originally filed with the Commission on June 29, 2007.  Also, we concluded that our Form 10-QSB filings for the quarterly periods ended June 30, 2007 (“June 2007 10-QSB”) and September 30, 2007 (“September 2007 10-QSB”) should be restated.  We amended and refiled the 2007 10-KSB and the June 2007 10-QSB during the fiscal quarter ended December 31, 2007, and amended and refiled the September 2007 10-QSB during the fiscal quarter ended March 31, 2008.

As a result of these restatements, we conducted a search and retained new financial leadership with the addition of a Chief Financial Officer in March of 2008.  On July 14, 2008, the CFO was terminated, for, among other reasons, the inability to provide the necessary technical accounting expertise for the recording of complex financial transactions, preparation of financial statements, management reporting and disclosure reporting.  To remediate the situation, an independent consultant with prior CFO experience with micro-cap companies was retained to complete the financial reporting requirements.  While engaged, this financial consultant identified the Company’s incorrect accounting for the Company’s PP1 Notes, PP1 Warrants, PP2 Notes, PP2 Warrants and share-based compensation expense related to stock options issued to employees during the fiscal years 2005 through 2007.  This resulted in the Company further amending its consolidated financial statements for the fiscal year ended March 31, 2007 and restating its consolidated financial statements for the fiscal year ended March 31, 2006, both of which are contained in this Report. In our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, filed on August 14, 2008, we included the restated consolidated financial statements for the fiscal year ended March 31, 2007. Further and as a result of the impact of these errors, the Company expects to restate and refile its Form 10-QSB filings for the periods ended June 30, 2007, September 30, 2007 and December 31, 2007 within a reasonably practical time period.

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

We will also monitor our disclosure controls and procedures on a continuing basis to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In the future as such controls change in relation to developments in our business and financial reporting requirements, our evaluation and monitoring measures will also address any additional corrective actions that may be required.

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

Item 8B. Other Information

None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS AND CORPORATE GOVERNANCE;
COMPLIANCE WITH SECTION 16(a) OFTHE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company as of the period ending March 31, 2007:

Director's Name	Age	Position with Company

Derek P. Downs	38	President, Interim Chief Executive Officer and Director

Greg T. Royal	41	Executive Vice-President/Chief Technology Officer and Director

Cynthia A. Garr	46	Interim Chief Financial Officer, Executive Vice-President of Corporate Development and Director

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

SUMMARY COMPENSATION TABLE
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
							Nonqualified
	Year					Non-Equity	Deferred	All Other
	Ended			Stock	Option	Incentive Plan	Compensation	Compen-
Name and	March	Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	31	($)	($)	($)	($)	($)	($)	($)	($)

Derek P. Downs	2007	$127,500	-	-	-	-	-	-	$127,000
President/Interim	2006	$125,000	-	$369,396	-	-	-	-	$494,396
CEO/Director

Cynthia A. Garr	2007	$10,417	-	-	-	-	-	-	$10,417
Interim CFO/	2006	$125,000	-	-	-	-	-	-	$125,000
Executive Vice
President/Director

Greg T. Royal	2007	$130,500	-	-	-		-	-	$130,500
Executive V.P./	2006	$130,000	-	-	-	-	-	-	$130,000
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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSAND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Title of	Name and Address	Nature and Amount
Class	Of Beneficial Owners	of Beneficial Ownership	Percent

Common	Derek P. Downs(1)	125,199	1.3%

Common	Cynthia A. Garr(1)	1,330,191(2)	13.9%

Common	Gregory T. Royal(1)	1,396,159(3)	14.6%

Common	Kingdon Hughes	1,465,593(4)	15.2%
	16475 Dallas Pkwy, Suite 440
	Addison, TX 75001

Common	Artis Capital Management	560,250	5.85%
	One Market Plaza
	Spear Street Tower, Suite 1700
	San Francisco, CA 94105

Common	Roaring Fork Capital Management	1,000,000(5)	10.45%
	5350 South Roslyn St., Suite 380
	Greenwood Village, CO 80111

All Officers and Directors as a Group		2,851,549	29.8%

(1)  The business address for each Ms. Garr and Messrs. Downs and Royal is 6509 Windcrest Drive, Suite 160, Plano, Texas 75024.
(2)  Includes options to purchase 41,831 shares resulting from the post merger conversion of options to purchase shares of XBridge common stock that are presently exercisable.
(3)  Includes options to purchase 271,174 shares resulting from the post merger conversion of options to purchase shares of XBridge common stock that are presently exercisable..
(4)  Includes 189,822 shares subject to warrants that are presently exercisable.
(5) Consists of warrants to purchases shares of common stock exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

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

In addition to the 500,000 shares of our common stock, Corvero agreed to pay royalties to XBridge based on the following sliding scale:

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

Prior to our acquisition of XBridge, XBridge still maintained ownership of all intellectual property licensed to us.  XBridge also continued to hire software developers to expand product lines in the IP Telephony suite of services.  On June 30, 2003, Corvero and XBridge entered an agreement pursuant to which Corvero agreed to retain XBridge on a task by task basis to perform consulting services.  Both parties would agree upon statements of work to be performed and the appropriate billing rates.  The following tables summarize the work performed:

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

CISTERA NETWORKS, INC.

Dated: September 30, 2008	By /S/ Derek P. Downs
Derek P. Downs
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates.

Signatures	Title	Date

/S/ Derek P. Downs	Director, Chief Executive Officer, and	September 30, 2008
Derek P. Downs	interim Chief Financial Officer
(Principal Executive, Financial and
Accounting Officer)

/S/ Cynthia A. Garr	Director	September 30, 2008
Cynthia A. Garr

/S/ Gregory T. Royal	Chief Technology	September 30, 2008
Gregory T. Royal	Officer and Director

Index to Financial Statements	Page

Report of Independent Registered Public Accountants	F - 2

Consolidated Balance Sheet
March 31, 2007 (as restated)	F - 3

Consolidated Statements of Operations for the Years
Ended March 31, 2007 (as restated) and March 31, 2006 (as restated)	F - 5

Consolidated Statements of Stockholders' Equity for the Years
Ended March 31, 2007 (as restated) and March 31, 2006 (as restated)	F - 6

Consolidated Statements of Cash Flows for the Years
Ended March 31, 2007 (as restated) and March 31, 2006 (as restated)	F - 7

Notes to Consolidated Financial Statements	F - 9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Cistera Networks, Inc. & Subsidiary

We have audited the accompanying consolidated balance sheet of Cistera Networks, Inc. & Subsidiary as of March 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cistera Networks, Inc. as of March 31, 2007, and the results of its operations and its cash flows for the years ended March 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison Hill & Co.
Certified Public Accountants
Salt Lake City, Utah
November 12, 2007, except for Note 3 as to which the date is August 12, 2008

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEET

March 31, 2007
As restated
Current Assets:
Cash	$534,871
Accounts receivable	314,178
Other receivable	23,927
Inventory	75,743
Prepaid expenses	10,143

Total Current Assets	958,862

Fixed Assets:
Computer equipment	123,035
Trade show booth & fixtures	10,641
Office equipment	129,064
Property held under capital leases	10,205
Less Accumulated depreciation	(150,899)

Net Fixed Assets	122,046

Intangible Assets:
Intellectual property	2,717,755
Software development	366,040
Less Amortization	(788,802)

Net Intangible Assets	2,294,993

TOTAL ASSETS	$3,375,901

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(continued)

March 31, 2007
As restated

Current Liabilities:
Accounts payable	$544,796
Accrued liabilities	598,023
Related party payables	24,038
Line of credit	62,094
Convertible promissory notes	144,000
Current portion of long-term debt	2,415
Current portion of deferred income	465,179

Total Current Liabilities	1,840,545

Long-Term Liabilities
Convertible promissory notes, net of discount	237,395
Derivative financial instruments - warrants	2,265,225
Deferred income	84,968
Total Long-Term Liabilities	2,587,588

Total Liabilities	4,428,133

Stockholders’ Deficit:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized;
-0- shares issued and outstanding	-
Common Stock, $0.001 par value; 50,000,000 shares authorized;
8,292,022 shares issued and outstanding	8,292
Additional Paid-In Capital	9,526,323
Accumulated Deficit	(10,586,847)

Total Stockholders’ Deficit	(1,052,232)

Total Liabilities and Stockholders’ Deficit	$3,375,901

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC.& SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2007	2006
	As restated	As restated

Revenues	$1,932,838	$1,587,900
Cost of goods sold	313,272	336,549

Gross Profit	1,619,566	1,251,351

Expenses:
Sales and marketing	335,817	538,290
Research and development	542,597	587,302
Software consulting	1,036,612	992,125
Professional fees	201,512	487,142
General and administrative	805,133	971,044
Write-off of goodwill	-	2,134,821

Total Expenses	2,921,671	5,710,724

Loss from Operations	(1,302,105)	(4,459,373)

Other Income (Expense)
Interest income	714	1,466
Interest expense	(84,752)	(114,187)
Amortization of discount on convertible notes	(146,684)	(894,084)
Benefit (charge) for change in estimated fair value of derivative financial
instruments - Warrants	(518,511)	1,363,657

Total Other Income (Expense)	(749,233)	356,852

Net Loss	$(2,051,338)	$(4,102,521)

Basic & Diluted loss per share	$(0.25)	$(0.64)

Weighted Average Shares outstanding – basic and diluted	8,190,123	6,393,718

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional		Total
					paid-in	Accumulated	stockholders’
	Preferred Stock		Common Stock		capital	deficit	equity (deficit)
	Shares	Amount	Shares	Amount

Balances at March 31, 2005, as previously
reported	-	$ -	4,467,938	$ 4,468	$ 1,245,325	$ (3,341,943)	$ (2,092,150)

Cumulative effect of the correction of an
accounting error (Note 3)						(1,091,045)	(1,091,045)
Balances at March 31, 2005, as restated
(Note 3)	-	-	4,467,938	4,468	1,245,325	(4,432,988)	(3,183,195)

Stock issued for conversion of accrued
liabilities - related parties			173,511	174	482,190		482,364
Stock issued for acquisition of XBridge			2,000,000	2,000	5,298,000		5,300,000
Stock issued from exercise of stock options			100,000	100	199,900		200,000
Stock issued for conversion of notes payable			1,014,177	1,014	1,013,163		1,014,177
Stock issued from exercise of warrants			311,600	311	404,769		405,080
Reclassification of derivative financial
instruments – warrants to equity securities
due to exercise of warrants					201,719		201,719
Stock issued for services and legal settlement			10,000	10	1,998		2,008
Other contributed capital					39,060		39,060
Net loss, as restated						(4,102,521)	(4,102,521)
Balances at March 31, 2006, as restated
(Note 3)	-	-	8,077,226	8,077	8,886,124	(8,535,509)	358,692

Stock issued in connection with exercise
of warrants			192,831	193	33,622		33,815
Stock issued for conversion of convertible
promissory notes			21,965	22	21,943		21,965
Beneficial conversion feature of convertible
promissory notes (Note 3)					482,934		482,934
Share-based compensation expense (Note 3)					101,700		101,700
Net loss, as restated (Note 3)			-	-	-	(2,051,338)	(2,051,338)
Balances at March 31, 2007, as restated
(Note 3)	-	$ -	8,292,022	$ 8,292	$ 9,526,323	$ (10,586,847)	$ (1,052,232)

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2007	2006
	As restated	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,051,338)	$(4,102,521)
Adjustments used to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	-	2,134,821
Amortization of discount on convertible promissory notes – outside investors	146,684	894,084
Charge (benefit) for changes in estimated fair value of derivative financial
instruments - Warrants	518,511	(1,363,657)
Depreciation and amortization	347,086	318,120
Share-based compensation	101,700	-
Stock issued for services	-	2,008
Changes in operating assets and liabilities:
Accounts receivable	(115,859)	147,467
XBridge receivable	-	(569,525)
Inventory	(52,616)	(5,433)
Prepaid expenses	31,483	(34,284)
Accounts payable	(385,581)	778,440
Accrued liabilities	87,709	1,072,523
Deferred revenue	320,988	125,384
Net cash used in operating activities	(1,051,233)	(602,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from XBridge	-	2,834
Purchase of property and equipment, net	(63,619)	(23,475)
Net cash used in investing activities	(63,619)	(20,641)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of common stock	1,220	583,500
Net borrowings (payments) on line of credit	62,094	-
Net proceeds from issuance of convertible promissory notes	1,585,000	45,000
Net proceeds from other loans	-	56,400
Payments on convertible promissory notes	(20,000)	-
Payments on other notes payable and capital lease	(39,581)	(39,328)
Net cash provided by financing activities	1,588,733	645,572

Net increase in cash and cash equivalents	473,881	22,358
Cash and cash equivalents at beginning of year	60,990	38,632
Cash and cash equivalents at end of year	$534,871	$60,990

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years ended March 31
	2007	2006
	As restated	As restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$35,574	$57,312
Income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued interest to
common stock	$21,965	$1,014,177
Conversion of accounts payable and other accrued liabilities to convertible
promissory notes	220,606	543,004
Conversion of other notes payable to common stock	32,595	-
Allocation of discount on convertible promissory notes to derivative financial
instruments – Warrants	1,244,591	-
Discount related to beneficial conversion feature on convertible promissory
notes	$482,934	$-

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

On December 31, 2005, the Company issued 311,600 shares of stock in connection with the exercise of warrants issued in the 2004 private placement of notes and warrants at $1.30 per share.  The Company received cash proceeds of $383,500 from the exercise of 295,000 warrants.  Also, 16,600 warrants were exercised by an individual from the proceeds of $21,580 related to accrued professional services due to this individual.  As a result of these warrants exercises, the Company recorded a non-cash charge in the amount of $201,719 (based on the estimated fair value of the warrants exercised at the date of exercise) for the reclassification of these warrants from derivative financial instruments to equity securities.

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

These consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern.”  While management believes that the actions already taken or planned will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

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

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible Assets consisted of the following at March 31, 2007 and 2006:

	March 31,		Amortization
Intangible Asset	2007	2006	Period
Intellectual Property	$2,717,755	$2,717,755	10 Years
Software Development	366,040	366,040	4 Years
Less accumulated amortization	(788,802)	(477,091)

Total	$2,294,993	$2,606,704

Software development costs include all development costs incurred after the Company’s software became “technologically feasible.”  Prior to the software reaching that stage, all development costs were expensed as incurred.  Once the software was developed to the point of being ready for sale, the Company began amortizing the costs over the term of the license agreement it entered into which was four years.  The software development costs were acquired in the acquisition of XBridge Software, Inc.

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

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss per Share

Basic loss per share has been computed by dividing the net loss for the respective year applicable to the common stockholders by the weighted average number of common shares outstanding for the respective year.

Diluted loss per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common stock equivalents.    At March 31, 2007, the total number of potentially dilutive common stock equivalents was 6,428,197.  At March 31, 2006, the total number of potentially dilutive common stock equivalents was 2,907,019. These potentially dilutive common stock equivalents have been excluded from the diluted share calculations for the years ended March 31, 2007 and 2006, respectively, as they were antidilutive as a result of the net losses incurred for those years. Accordingly, basic shares equal diluted shares for all years presented.

Reclassifications

Certain reclassifications have been made in the 2006 financial statements to conform to the 2007 presentation.

Deferred revenue

Deferred revenue represents contracts for certain revenue to be received in the future and come from support and maintenance contracts as well as product sales and professional services which have been shipped and billed but not installed.  Support and maintenance contracts are executed on an annual basis and the revenue from these contracts is recognized on a monthly basis as the support fees are earned.

Research and Development

Research and development expenses consist primarily of salaries and related expenses related to increasing the functionality and enhancing the ease of use of the convergence platform and applications.

Stock Options

Effective April 1, 2006, the Company adopted the provisions of SFAS 123R. SFAS 123R requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to April 1, 2006, the Company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS  123), as amended.

Under the modified prospective method of adoption for SFAS 123R, the compensation cost recognized by the Company beginning on April 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.  See discussion of the restatement of the financial operating results for the fiscal year ended March 31, 2007 related to share-based compensation in Note 3.

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at March 31, 2007 and 2006 approximates their fair values due to the short-term nature of these financial instruments.

Convertible debt and warrants

During the fiscal years 2005 through 2007, the accounting for financial instruments – convertible debt and detachable warrants (and the potential derivative accounting related to these financial instruments) – was significant to our financial statements because the accounting for such instruments requires the use of management’s significant estimates and assumptions. This accounting policy is also significant because of the potential fluctuations in the estimated fair value from period to period, which are recorded as a benefit (charge) to net loss on the statement of operations. The Company accounts for convertible debt and detachable warrants under GAAP as discussed in Note 3.  We estimated the fair value of the PP1 Warrants and PP2 Warrants using the Black-Scholes option pricing model. This model requires the use of significant estimates and assumptions related to the estimated term of the financial instruments, the volatility of the price of our common stock, and interest rates, among other items.  Fluctuations in these assumptions may have a significant impact on the estimated fair value of financial instruments, which, in turn, may have a significant impact on our reported financial condition and results of operations.

The complexity in this accounting area and management’s incorrect application of the accounting rules at the initial recording of the PP1 Warrants and PP2 Warrants required the Company to restate its fiscal year 2007 and 2006 consolidated financial statements contained in Item 7 of this Report. Additionally, our accounting for these financial instruments is discussed further in Note 3 to our consolidated financial statements included in Item 7 of this report.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, ‘Accounting for Income Taxes’” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation gives guidance regarding the recognition of a tax position based on a “more likely than not” recognition threshold; that is, evaluating whether the position is more likely than not of being sustained upon examination by the appropriate taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company believes that the adoption of this pronouncement will not have a material impact on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The adoption of this accounting pronouncement did not have a material impact on our consolidated financial statements.

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning April 1, 2008. Management is currently evaluating the potential impact of adopting SFAS 157 on the Company’s financial statements.

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its Consolidated Balance Sheet as of March 31, 2007 and its Consolidated Statements of Operations, Stockholders’ Equity (Deficit) and Cash Flows for the years ended March 31, 2007 and 2006 to reflect: (i) a correction in its accounting for its Senior Unsecured Convertible Promissory Notes and detachable warrants issued in private placements during the period from December 2004 to April 2007 (the “PP1 Notes,” “PP1 Warrants,” “PP2 Notes,” and “PP2 Warrants”) and (ii) share-based compensation related to employee stock options.  The adjustments required by this restatement had no impact on net cash used in operations, net cash used in investing activities or net cash from financing activities.

The impact of the restatement is summarized in the table below:
	Adjustments to Consolidated Statements of Operations:
	Income (Expense)
	Convertible
	Promissory
	Notes and	Share-based
	Warrants	Compensation	Total

Year ended March 31, 2007	$(665,195)	$(101,700)	$(766,895)
Year ended March 31, 2006	469,573	-	469,573
Cumulative effect at April 1, 2005	(1,091,046)	-	(1,091,046)

Total	$(1,286,668)	$(101,700)	$(1,388,368)

Convertible Promissory Notes and Warrants

The Company has concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal year 2007 and fiscal year 2008 was incorrect and that the necessary adjustments were material for the fiscal year 2007 and 2006 consolidated financial statements.

The Company based its conclusion upon a further review of the documents associated with the Notes and Warrants and considered the following sources as relevant guidance in determining the proper accounting treatment for the Notes and Warrants:

•	SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”),
•	APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”),
•	Emerging Issues Task Force (EITF) Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”),
•	EITF 05-2, The Meaning of “Conventional Convertible Debt Instrument” (“EITF 05-2”),
•	EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”),
•	EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), and
•	SEC Staff Accounting Bulletin No. 107 (“SAB 107”).

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accordingly, we calculated the fair value of both the convertible Notes and the Warrants and allocated the respective relative fair value percentages of each in determining the initial values of the convertible Notes and the Warrants.  Because the Warrants were determined to be derivative liabilities (see conclusion in next section below and in Note 2 to the consolidated financial statements), the Company recorded them at fair value as calculated under the Black-Scholes option pricing model (“BS model”).  For Notes and Warrants issuances where the net cash proceeds were greater than the fair value of the Warrants, this difference was allocated to the value of the Notes.  The amount assigned to the Warrants represented a debt discount on the Notes, which is amortized over the life of the Notes.  For Notes and Warrants issuances where the net cash proceeds were less than the fair value of the Warrants, the Warrants were recorded at fair value and the difference was recorded as a charge to the consolidated Statement of Operations at inception.  This second situation occurred with the issuance of the PP1 Notes in December 2004 and resulted in a charge to the Statement of Operations of approximately $230,000; no value was allocated to the Notes, with a full debt discount recorded and amortized over the life of the Notes.

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accordingly, the Company concluded that the Warrants did not satisfy the requirement for equity classification and should be classified, recorded and prospectively accounted for as derivative liabilities until it has registered all underlying shares to the Warrants or until such time that the RR agreements are no longer in effect.  The prospective accounting requires that the Warrants be remeasured at each balance sheet date based on estimated fair value and any resultant changes in fair value be recorded as a benefit (charge) to the Statement of Operations.

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

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Write-off of goodwill

For the fiscal year ended March 31, 2006, the Company, in its prior filings, had reported the write-off of goodwill in the amount of $2,134,821 related to the acquisition of XBridge as a component of “Other income and expense” in the Statement of Operations.  This amount has been reclassified as a component of “Operating expenses” to conform with the appropriate classification and presentation under GAAP.

The table below summarizes the effect of the restatement and reclassification adjustments on the Consolidated Statements of Operations:

	For the year ended March 31, 2007			For the year ended March 31, 2006

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Gross profit	$1,619,566	$-	$1,619,566	$1,251,351	$-	$1,251,351

Operating expenses:	2,819,971	101,700	2,921,671	3,575,903	2,134,821	5,710,724

Loss from operations	(1,200,405)	(101,700)	(1,302,105)	(2,324,552)	(2,134,821)	(4,459,373)

Other income (expense)
Interest expense, net	(84,038)	-	(84,038)	(112,721)	-	(112,721)
Write-off of goodwill	-	-	-	(2,134,821)	2,134,821	-
Amortization of discount on convertible notes	-	(146,684)	(146,684)		(894,084)	(894,084)
Benefit (charge) for change in estimated fair value of derivative financial instruments – Warrants	-	(518,511)	(518,511)	-	1,363,657	1,363,657

Net loss	$(1,284,443)	$(766,895)	$(2,051,338)	$(4,572,094)	$469,573	$(4,102,521)

Basic & diluted net loss per share	$(0.16)	$(0.09)	$(0.25)	$(0.72)	$0.07	$(0.64)

Weighted average shares outstanding: basic and diluted	8,190,123		8,190,123	6,393,718		6,393,718

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the effect of the restatement adjustments on the Consolidated Balance Sheet as of March 31, 2007:
	As previously
	reported	Adjustments	As restated

Current assets:
Cash and cash equivalents	$534,871	$-	$534,871
Restricted cash	-		-
Accounts receivable, net	314,178		314,178
Related party receivables	23,927		23,927
Inventory	75,743		75,743
Prepaid expenses	10,143		10,143
Total current assets	958,862		958,862

Property and equipment, net	122,046		122,046
Intangible assets, net	2,294,993		2,294,993
Total long-term assets	2,417,039		2,417,039

TOTAL ASSETS	$3,375,901	$-	$3,375,901

Current liabilities:
Accounts payable	$544,796		$544,796
Related party payables	24,038		24,038
Accrued liabilities	598,023		598,023
Deferred revenue	465,179		465,179
Convertible promissory notes	144,000		144,000
Line of credit and other current debt	64,509		64,509
Total current liabilities	1,840,545		1,840,545

Convertible promissory notes	1,900,606		1,900,606
Discount on convertible promissory notes		(1,663,211)	(1,663,211)
Derivative financial instruments, at estimated fair
value – Warrants		2,265,225	2,265,225
Deferred revenue	84,968		84,968
Total long-term liabilities	1,985,574	602,014	2,587,588

Total liabilities	3,826,119	602,014	4,428,133

Stockholders’ deficit:
Preferred stock	-		-
Common stock	8,292		8,292
Additional paid-in capital	8,739,970	786,353	9,526,323
Accumulated deficit	(9,198,480)	(1,388,367)	(10,586,847)
Total stockholders’ deficit	(450,218)	(602,014)	(1,052,232)

TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$3,375,901	$-	$3,375,901

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the year ended March 31, 2007:
	As previously
	reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,284,443)	$(766,895)	$(2,051,338)
Adjustments used to reconcile net loss to net cash used in
operating activities:
Amortization of discount on convertible promissory notes –
outside investors	-	146,684	146,684
Charge for changes in estimated fair value of derivative
financial instruments - warrants	-	518,511	518,511
Depreciation and amortization	347,086		347,086
Share-based compensation	-	101,700	101,700
Changes in operating assets and liabilities:
Accounts receivable	(125,149)		(125,149)
Related party receivables	9,290		9,290
Inventory	(52,616)		(52,616)
Prepaid expenses	31,483		31,483
Accounts payable	(350,181)		(350,181)
Related party payables	(35,400)		(35,400)
Accrued interest	44,109		44,109
Other accrued liabilities	43,600		43,600
Deferred revenue	320,988		320,988
Net cash used in operating activities	(1,051,233)	-	(1,051,233)

Net cash used investing activities	(63,619)	-	(63,619)

Net cash provided by financing activities	1,588,733	-	1,588,733

Net increasein cash and cash equivalents	473,881		473,881
Cash and cash equivalents at beginning of year	60,990		60,990
Cash and cash equivalents at end of year	$534,871	$-	$534,871

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued
interest to common stock	$21,965		$21,965
Conversion of accounts payable and other accrued liabilities to
convertible promissory notes	220,606		220,606
Conversion of other notes payable to common stock	32,595		32,595
Allocation of discount on convertible promissory notes to derivative
financial instruments - warrants	-	1,244,591	1,244,591
Discount related to beneficial conversion feature on convertible
promissory notes	$-	$482,934	$482,934

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the year ended March 31, 2006.  There was no impact on cash flows from investing or financing activities.
	As previously
	reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,572,094)	$469,573	$(4,102,521)
Adjustments used to reconcile net loss to net cash used in
operating activities:	3,969,521		3,969,521
Amortization of discount on convertible promissory notes –
outside investors	-	894,084	894,084
Benefit for changes in estimated fair value of derivative
financial instruments - Warrants	-	(1,363,657)	(1,363,657)
Net cash used in operating activities	$(602,573)	$-	$(602,573)

NOTE 4 - CONCENTRATION OF RISK

For the year ended March 31, 2007, the Company received approximately 31% of its gross revenues from its top three re-sellers.  This represents a decrease in concentration of business from the 48% reported for the year ended March 31, 2006.  The loss of these re-sellers would not adversely impact the business of the Company.

NOTE 5 - INCOME TAXES (As restated)

As of March 31, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $8.2 million that may be offset against future taxable income through 2027.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

	March 31,
	2007	2006
	As restated	As restated

Net Operating Losses	$2,806,509	$2,285,348
Valuation Allowance	(2,806,509)	(2,285,348)
	$-	$-

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision benefit for income taxes differs from the amount computed using the U.S. federal statutory income tax rate as follows:

	March 31,
	2007	2006
	As restated	As restated

Income tax benefit at federal statutory rate	$697,455	$1,394,857

Adjustment for non-taxable (non-deductible) item
Benefit (charge) for change in estimated fair value of
derivative financial instruments	(176,294)	463,643
Change in valuation allowance	(521,161)	(1,858,500)
Income tax benefit	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 6 - LEASE COMMITMENT

As of March 31, 2007, the Company leased approximately 4,264 square feet of office space at 17304 Preston Road, Suite 975, Dallas, Texas from Memshalah Realty.  The lease payments are approximately $7,626 per month and the lease expires November 30, 2009.  As of March 31, 2007, this office space was used as the corporate headquarters.

The minimum future lease payments under this lease for the next five years are:

April 1, 2007 - March 31, 2008	$92,225
April 1, 2008 - March 31, 2009	94,357
April 1, 2009 - March 31, 2010	63,852
April 1, 2010 - March 31, 2011	-
April 1, 2011 - March 31, 2012	-
Total minimum future lease payments	$250,434

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL LEASE

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

NOTE 8 - COMMON STOCK

On April 29, 2005 and as condition to the merger with XBridge Software, Inc. the Company issued 173,511 shares of common stock in exchange for accrued consulting services and expenses due to the following related party individuals:  1) Derek Downs - $5,749; 2) Cynthia Garr - $176,150 and 3) Greg Royal - $300,465.  The conversion price of $2.78 was based on the average closing price of the Company’s stock for the 10 days prior to April 29, 2005.

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

On June 24, 2005, the Company issued 100,000 shares of common stock and generated cash proceeds of $200,000 from the exercise of outstanding stock options at $2 per share.

Effective September 21, 2005, the Company’s authorized shares were increased from 10 million shares to 50 million shares.

On December 31, 2005, the Company issued 311,600 shares of stock in connection with the exercise of warrants issued in the 2004 private placement at $1.30 per share.  The Company received cash proceeds of $383,500 from the exercise of 295,000 warrants.  Also, 16,600 warrants were exercised by an individual from the proceeds of $21,580 related to accrued professional services due to this individual.

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

On July 1, 2006, the Company issued 70,803 shares of stock in connection with the exercise of warrants issued in the merger of CNH with XBridge at $0.46 per share.  These warrants were exercised to satisfy certain outstanding notes payable.

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

NOTE 9 - NOTES PAYABLE

In June 2005, the Company received loans totaling $50,000.  The notes were due May 30, 2006 and carry an interest rate of 8% per annum.  Due to the loan being unpaid at maturity, the interest rate increased to 12%.  At March 31, 2007, the total amount of principal and interest due on this note was $-0-.

NOTE 10 - LINE OF CREDIT

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

NOTE 11 - RELATED PARTY TRANSACTIONS

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

Effective  May  27, 2005, we acquired XBridge through  a  merger transaction  and obtained  ownership of the XBridge  intellectual  property upon which our products are based. Prior to entering into the agreement governing the merger,  (a) Ms. Cynthia Garr, the Company's  Executive Vice President,  interim Chief Financial Officer and a director, was also the President and a director of XBridge;  (b) Mr. Gregory Royal, the Company's Chief  Technology  Officer and a director,  was also a Vice  President  and a director of XBridge,  (c) Mr. Derek Downs the Company's acting Chief Executive Officer and a director, was also a consultant to XBridge.

On May 31, 2004, the Company received a loan from an officer of $55,755.  The note carries an interest rate of 8% and was due December 31, 2005.  At March 31, 2007, the total amount of principal and interest due on this note was $39,609.

On March 31, 2006, the Company received a loan from an officer of $6,400.  The note carries an interest rate of 8% and is due March 31, 2007.  At March 31, 2007, the total amount of principal and interest due on this note was $-0-.

On June 30, 2006, the Company received a loan from an officer of $16,434.  Currently, this note is considered short term and has no loan provisions.  At March 31, 2007, the balance of the loan was $-0-.

In July 2003, XBridge Software, Inc. received loans totaling $33,000 from shareholders.  The loans were due on demand and carried an interest rate of 8% per annum.  The Company acquired these loans as part of the acquisition of XBridge Software in May 2005.  At March 31, 2007, total principal and interest due on these loans was $-0-.

Pursuant to an employment agreement dated January 1, 2005, the Company agreed to pay $125,000 per year to Derek Downs, an officer and director of the Company.

Pursuant to an employment agreement dated October 1, 2004, the Company agreed to pay $130,000 per year to Gregory Royal, an officer and director of the Company.

NOTE 12 - ACQUISITIONS

On May 5, 2003, a License Agreement was entered into principally between Corvero Networks and XBridge Software, although CNH Holdings Company was party to certain provisions.  The License Agreement resulted in XBridge licensing to Corvero all of XBridge's right to, title and interest in, a software program (and concomitant hardware platforms) which had been developed by XBridge and which were, collectively known as the "XBridge Technology."  This technology principally allows for the development, implementation and commercialization of XML integration solutions in the EBI and IP Telephony markets.  CNH Holdings Company subsequently issued 2,000,000 "restricted" common shares of its stock to XBridge as a licensing fee.

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

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CONVERTIBLE DEBT (as restated)

PP1 Notes

Effective December 13, 2004, the Company issued and sold an aggregate of $1,146,000 in principal amount of PP1 Notes, and issued PP1 warrants to purchase 1,146,000 shares of our common stock, par value $0.001 per share.  Of the $1,146,000 in principal amount of the PP1 Notes, $1,004,000 were issued for cash, and $142,000 were issued in connection with the cancellation of an equal amount of the Company’s outstanding obligations.  At December 31, 2005, a number of PP1 Note holders opted to convert their debt as provided in their PP1 Note agreements.  The total number of shares issued due to this conversion was 946,392.  The amount of principal and accrued interest represented by these shares was $859,000and $87,392, respectively.  At March 31, 2006, three PP1 Note holders opted to convert their debt as provided in their PP1 Note agreements.  The total number of shares issued due to this conversion was 67,785.  The amount of principal represented by these shares was $57,000 and the amount of accrued interest represented by these shares was $10,785.  These PP1 Notes converted at $1.00 per share.  The total amount of principal and interest due at December 13, 2006 was $196,088.  At August 31, 2006, one PP1 Note holder who had previously converted most of his outstanding debt opted to convert the outstanding balance.  The total number of shares issued due to this conversion was 4,034.  The remaining amount of principal represented by these shares was $1,000.  The amount of interest earned on his original note represented by these shares was $3,034.  At December 13, 2006, one PP1 Note holder opted to convert their outstanding balance.  There were 17,931 shares issued at $1.00 per shares to convert principal of $15,000 and accrued interest of $2,931.  At December 13, 2006, two PP1 Note holders opted to convert their outstanding balance to a second private placement, which was the first closing of the PP2 Notes.  The total amount converted was $56,071.  At March 31, 2007, there was $144,000 of principal and $22,138 of interest due on these Notes.

The PP1 Notes bear interest at the rate of 8% per annum, compounded quarterly on each March 31, June 30, September 30 and December 31 that the PP1 Notes are outstanding (each, an interest compounding date).  The outstanding principal on the PP1 Notes and all accrued interest become due and payable on the earlier of (a) December 9, 2006, or (b) the date on which a change in control of the Company occurs.

The outstanding principal and accrued interest on the PP1 Notes are convertible into shares of common stock at a conversion rate equal to the lesser of (a) $1.30 per share, or (b) a 25% discount to the average closing bid price of the Company’s common stock for the five days including and immediately preceding the interest compounding date, provided that in no event shall the conversion price per share be less than $1.00 per share.  The PP1 notes may be converted, in whole or in part, at the option of the PP1 Note holder on any interest compounding date occurring after the effective date of a registration statement covering the resale of shares of common stock to be issued upon conversion of the PP1 Notes.

In addition, if the Company subsequently issues or sells any new securities convertible, exercisable or exchangeable into shares of our common stock (“convertible securities”) in a private transaction and receives gross proceeds of at least $500,000, the PP1 Notes may be converted, in whole or in part at the option of the PP1 Note holders, into the convertible securities, upon the same terms and conditions governing the issuance of the convertible securities in the private transaction.  The right of the PP1 Note holders to convert the PP1 Notes into convertible securities does not apply to any convertible securities issued by the Company (a) in connection with a merger, acquisition or consolidation of the Company, (b) in connection with strategic license agreements and other partnering arrangements so long as such issuances are not for the purpose of raising capital, (c) in connection with bona fide firm underwritten public offerings of its securities, (d) pursuant to the Company’s incentive and stock option plans, (e) as a result of the exercise of options or warrants or conversion of convertible notes or preferred stock which were granted or issued as of December 13, 2004.

The Company may prepay the PP1 Notes in whole or in part, upon thirty days prior written notice to PP1 Note holders; provided that partial prepayments may be made only in increments of $10,000 and, provided further, that the PP1 Note holders may convert the amount of the proposed prepayment into shares of our common stock, regardless of the period of time that the PP1 Notes have then been outstanding.

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

Both the PP1 Notes and Warrants carried registration rights and required the payment of liquidated damages for failure to file a registration statement by June 22, 2005.  The Company did not meet this filing date and began accruing liquidated damages at a rate of 1% per month on the total of the principal and accrued interest of the PP1 Notes.  On August 24, 2005, the Company filed its initial registration statement covering all of the PP1 Notes and Warrants and ceased accruing liquidated damages as of this date.

PP2 Notes

On December 29, 2006 the Company completed the first closing of its PP2 Notes offering and issued and sold an aggregate of $433,362 in principal amount of PP2 Notes, and issued PP2 Warrants to purchase 433,571 shares of our common stock.  Of the $433,362 in principal, the Company received cash of $397,500 and $35,862 in principal and interest of PP1 Notes was converted.  During January through March 2007, the Company received additional funding from investors in the amount of approximately $1,466,000, which were formally issued and sold as PP2 Notes on April 5, 2007, when the Company also issued an additional $1,593,000 in PP2 Notes.

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

In addition, if the Company subsequently issues or sells any new securities convertible, exercisable or exchangeable into shares of our common stock (“convertible securities”) in a private transaction and receives gross proceeds of at least $500,000, the PP2 Notes may be converted, in whole or in part at the option of the PP2 Note holders, into the convertible securities, upon the same terms and conditions governing the issuance of the convertible securities in the private transaction.  The right of the PP2 Note holders to convert their PP2 Notes into convertible securities does not apply to any convertible securities issued by the Company (a) in connection with a merger, acquisition or consolidation of the Company, (b) in connection with strategic license agreements and other partnering arrangements so long as such issuances are not for the purpose of raising capital, (c) in connection with bona fide firm underwritten public offerings of its securities, (d) pursuant to the Company’s incentive and stock option plans, (e) as a result of the exercise of options or warrants or conversion of convertible notes or preferred stock which were granted or issued as of December 13, 2004.

The Company may prepay the PP2 Notes in whole or in part, upon thirty days prior written notice to PP2 Note holders; provided that partial prepayments may be made only in increments of $10,000 and, provided further, that the PP2 Note holders may convert the amount of the proposed prepayment into shares of our common stock at any time.

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

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Both the PP2 Notes and Warrants carry registration rights and require the payment of liquidated damages for failure to file a registration statement by April 20, 2007 and to have an effective registration statement by November 30, 2007.  The Company did not meet the April 20, 2007 filing date and began accruing liquidated damages as of this date at a rate of 1% per month on the total of the principal and accrued interest of the PP2 Notes.

Restatement

As stated in Note 3 to the consolidated financial statements, the Company has restated its consolidated financial statements for the accounting it originally applied in the initial valuation and recording of the PP1 Notes and Warrants and the PP2 Notes and Warrants and subsequent remeasurement of their carrying values.  See specific accounting treatment in Note 3.

NOTE 14 - STOCK OPTIONS AND STOCK PURCHASE WARRANTS (As restated)

On January 9, 2004, our board of directors approved a long-term incentive plan (the “Plan”), under which we may issue compensation, including stock grants and stock options.  The Plan allows for the issuance of up to 2,000,000 shares of the Company’s common stock and has not yet been approved by our stockholders.

On April 1, 2006, the Company adopted SFAS 123R under the “modified prospective application.” SFAS 123R requires all equity-based payments to employees to be recognized in the Consolidated Statements of Operations and Comprehensive Income at the fair value of the award on the grant date. Under the modified prospective application, the Company was required to record equity-based compensation cost for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company used the Black-Scholes option pricing model for determining the fair values of all stock options granted prior to the adoption of SFAS 123R and continues to use this pricing model for all share-based awards issued or modified on or after adoption of SFAS 123R.  The Company did not issue any stock options during the years ended March 31, 2007 or 2006.

As discussed in Note 3 to the consolidated financial statements, upon adoption of SFAS 123R, the Company incorrectly calculated and recorded $-0- of share-based compensation for the year ended March 31, 2007, and, as part of its restatement, has recorded $101,700 for this year.

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s stock options outstanding as of March 31, 2007 and 2006 and activity for the years then ended:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding, March 31, 2005	2,222,917	$1.33
Granted	-
Exercised	(100,000)
Forfeited	-

Outstanding, March 31, 2006	2,122,917	1.30
Granted	-	-
Exercised	-	-
Forfeited/expired	-	-

Outstanding, March 31, 2007	2,122,917	1.30		$498,845

Vested and exercisable at March 31, 2006	1,886,667	1.31

Vested and exercisable at March 31, 2007	2,006,667	$1.30	1.48	$484,945

The total fair value of shares vested during the year ended March 31, 2007 was $19,654.

As of March 31, 2007, there was $182,589 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over the weighted-average period of 1.4 years. The Company recognizes compensation cost using the straight-line method, as defined in SFAS 123R, over the vesting term of the option grant.

The following table illustrates the effect on net loss and net loss per share for the year ended March 31, 2006 if the Company had applied the fair value recognition provisions of SFAS 123R to equity-based compensation:

Year ended March 31,
2006
(As restated)

Net loss, as reported	$(2,051,338)

Deduct, total share-based compensation expense determined
under fair-value based method, net of related tax effects	(107,065)

Pro forma net loss	$(2,158,403)

Basic and diluted loss per share:
As reported	$(0.25)
Pro forma	$(0.26)

CISTERA NETWORKS, INC.& SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s investor stock purchase warrants outstanding as of March 31, 2007 and 2006 and activity for the years then ended:

Shares

Outstanding, March 31, 2005	1,458,439
Granted	155,800
Exercised	(311,600)
Forfeited/expired	-

Outstanding, March 31, 2006	1,302,639
Granted	1,842,690
Exercised	(70,893)
Forfeited/expired	(51,724)

Outstanding, March 31, 2007	3,022,712

In September 2005,  warrant holders were offered an incentive of one-half warrant for each warrant exercised.  This incentive expired on December 31, 2005.  A total of 311,600 warrants were exercised and 155,800 incentive warrants were issued during this period.

NOTE 15 - CONTINGENCIES

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

The Company is a defendant in litigation pending in Dallas, Texas, styled Collaborative Search Partners, Inc. vs. XBridge Software, Inc., and Cistera Networks, Inc., Cause No. 07-03189;J191st District Court, Dallas County, Texas.  The plaintiff has alleged a number of complaints against the defendants, including breach of contract, promissory estoppel, and quantum meruitt arising in connection with two separate employment search agreements.  In May 2007, the parties came to an understanding with respect to the principal elements of a potential settlement, and a Rule 11 letter agreement has been filed with the Court, however, a definitive settlement agreement is still being negotiated among the parties.  The Rule 11 letter agreement provides for payment by the defendants of $44,000 to the plaintiff over a period of six months, and in the event the defendants fail to make such payments, a default judgment may be rendered against the defendants.