Form 10QSB/A
period 2007-06-30
Cistera Networks, Inc.
filed 2008-10-03
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-QSB/A
(Amendment No. 2)

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         June 30, 2007

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from ________ to ________
Commission file number               0-17304

CISTERA NETWORKS, INC.
(Exact name of small business issuer as
specified in its charter)

Nevada	91-1944887
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

6509 Windcrest Drive, Suite 160, Plano, Texas  75024
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

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-QSB/A (the “Report”) for the quarterly period ended June 30, 2007 includes a restatement of our consolidated financial statements for the quarterly periods ended June 30, 2007 and 2006 (and related disclosures), initially filed on August 14, 2007 and amended on November 20, 2007.

The Company has restated its Consolidated Balance Sheet as of June 30, 2007, its Consolidated Statement of Stockholders’ Equity (Deficit) for the three months ended June 30, 2007 and its Consolidated Statements of Operations and Cash Flows for the three months ended June 30, 2007 and 2006 (as contained in this Report) to correct its accounting for its Senior Unsecured Convertible Promissory Notes and detachable warrants issued in private placements during the period from December 2004 to April 2007 (the “PP1 Notes,” “PP1 Warrants,” “PP2 Notes” and “PP2 Warrants”).  Also, the Company has restated the aforementioned financial statements as of June 30, 2007 and for the three months ended June 30, 2007 to correct its accounting for registration payment arrangements associated with the aforementioned securities.  The Company concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal years 2007 and 2008, including the associated registration payments was incorrect, and that the necessary adjustments were material to the consolidated financial statements as of and for the three months ended June 30, 2007 and 2006.  Additionally, the Company has restated its Consolidated Statements of Operations and Cash Flows for the three months ended June 30, 2006 for share-based compensation related to employee stock options.

Except for the foregoing amended information, this Form 10−QSB/A continues to speak as of the date of the original filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the original filing or other disclosures necessary to reflect subsequent events will be addressed in any reports filed with the SEC subsequent to the date of this filing.

A further discussion of the restatement of the consolidated financial statements for these fiscal quarters is contained under “Part I, Item 2 – Management’s Discussion and Analysis or Plan of Operation” and in Note 2 to the unaudited consolidated financial statements of this Report.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2007	March 31, 2007
	As restated

Current Assets:
Cash	$1,137,826	$534,871
Accounts receivable	630,381	314,178
Other receivable	14,821	23,927
Inventory	65,303	75,743
Prepaid expenses	8,575	10,143

Total Current Assets	1,856,906	958,862

Fixed Assets:
Computer equipment	152,090	123,035
Trade show booth & fixtures	10,641	10,641
Office equipment	169,788	129,064
Property held under capital leases	10,205	10,205
Less Accumulated depreciation	(163,891)	(150,899)

Net Fixed Assets	178,833	122,046

Intangible Assets:
Intellectual property	2,717,755	2,717,755
Software development	366,040	366,040
Less Amortization	(856,745)	(788,802)

Net Intangible Assets	2,227,050	2,294,993

Total Assets	$4,262,789	$3,375,901

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	June 30, 2007	March 31, 2007
	As restated
Current Liabilities:
Accounts payable	$368,051	$544,796
Accrued liabilities	360,005	598,023
Accrued liquidated damages- outside investors	525,115	-
Accrued liquidated damages – related parties	15,579	-
Related party payables	13,038	24,038
Line of credit	-	62,094
Convertible promissory notes	94,000	144,000
Current portion of long-term debt	1,408	2,415
Current portion of deferred revenue	654,996	465,179

Total Current Liabilities	2,032,192	1,840,545

Long-Term Liabilities
Convertible promissory notes – outside investors, net of discount	860,110	237,395
Convertible promissory notes – related parties, net of discount	29,230	-
Derivative financial instruments - warrants	-	2,265,225
Deferred revenue	114,912	84,968
Total Long-Term Liabilities	1,004,252	2,587,588

Total Liabilities	3,036,444	4,428,133

Stockholders’ Equity (Deficit):
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common Stock, $0.001 par value; 50,000,000 shares authorized; 8,292,022 shares issued and outstanding	8,292	8,292
Additional Paid-In Capital	13,560,800	9,526,323
Accumulated Deficit	(12,342,747)	(10,586,847)
Total Stockholders’ Equity (Deficit)	1,226,345	(1,052,232)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,262,789	$3,375,901

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC.& SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2007	2006
	As restated	As restated

Revenues	$679,787	$494,737
Cost of goods sold	139,656	27,974

Gross Profit	540,131	466,763

Operating expenses:
Sales and marketing	176,092	56,520
Research and development	129,035	128,094
Software consulting	300,006	267,755
General and administrative	250,057	303,243

Total Expenses	855,190	755,612

Loss from operations	(315,059)	(288,849)

Other Income (Expense)
Interest income	9,589	15
Interest expense	(73,424)	(17,434)
Amortization of discount on convertible notes – outside investors	(361,034)	(27,257)
Amortization of discount on convertible notes – related parties	(9,681)	-
Charge for estimated liquidated damages	(251,176)	-
Charge for change in estimated fair value of derivative financial instruments – Warrants	-	(63,629)
Total Other Income (Expense)	(685,726)	(108,305)

Net Loss	$(1,000,785)	$(397,154)

Basic & diluted net loss per share	$(0.12)	$(0.05)

Weighted Average Shares outstanding – basic & diluted	8,292,022	8,077,226

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended June 30, 2007
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balances at March 31, 2007	-	$-	8,292,022	$8,292	$9,526,323	$(10,586,847)	$(1,052,232)
Cumulative effect of the change in an accounting principle (Note 2)					2,730,824	(755,115)	1,975,709
Allocation of discount on convertible promissory notes to warrants (Note 2)					488,054		488,054
Beneficial conversion feature of convertible promissory notes (Note 2)					815,599		815,599
Net loss, as restated						(1,000,785)	(1,000,785)

Balances at June 30, 2007, as restated	-	$-	8,292,022	$8,292	$13,560,800	$(12,342,747)	$1,226,345

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended June 30,
	2007	2006
	As restated	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,000,785)	$(397,154)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for estimated liquidated damages	251,176	-
Amortization of discount on convertible promissory notes	370,715	27,257
Charge for change in estimated fair value of derivative financial instruments - Warrants	-	63,629
Share-based compensation	-	25,425
Depreciation and amortization	80,935	112,573
Changes in operating assets and liabilities:
Accounts receivable	(307,097)	36,265
Inventory	10,440	(550)
Prepaid expenses	1,568	(95,088)
Accounts payable	(100,812)	(186,837)
Accrued liabilities	45,934	250,994
Deferred income	219,761	29,957
Net cash used in operating activities	(428,165)	(133,529)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(69,779)	(2,598)
Net cash used in investing activities	(69,779)	(2,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of convertible promissory notes	1,225,000	154,000
Payments on capital lease	(1,007)	(832)
Net payments on line of credit	(62,094)	-
Payments on loans	(61,000)	(12,500)
Net cash provided by financing activities	1,100,899	140,668

Net increase in cash and cash equivalents	602,955	4,541
Cash and cash equivalents at beginning of period	534,871	60,990
Cash and cash equivalents at end of period	$1,137,826	$65,531

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three months ended June 30,
	2007	2006
	As restated	As restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$9,798	$658
Income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of accounts payable and other accrued liabilities to convertible promissory notes	$359,885	$-
Allocation of discount on convertible promissory notes to warrants	488,054	-
Discount related to beneficial conversion feature on convertible promissory notes	815,599	-

OTHER NON-CASH TRANSACTIONS:

Cumulative effect of change in accounting principle:
Reclassification of Warrants from derivative financial Instruments to equity securities (as valued at inception)	$2,730,824	$-
Accrued liquidated damages at April 1, 2007	289,518	-
Reclassification of Warrants from derivative financial instruments to Equity securities (as valued at April 1, 2007)	(2,265,227)	-
Cumulative effect of change in accounting principle	$755,115	$-

The accompanying notes are an integral part of these financial statements

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

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

These consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern.”  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Interim Reporting

The unaudited financial statements as of June 30, 2007, and for the three-month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months.  Operating results for interim periods are not necessarily indicative of the results that can be expected for full years.  These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2007, as amended.

Significant Accounting Policies

The Company prepares its financial statements in accordance with US GAAP. The accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, our use of estimates and the accounting for convertible debt and warrants. For a detailed discussion on the application of these accounting policies, see Note 2 to our audited consolidated financial statements contained in our Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2007, as amended.

Loss per Share

Basic loss per share has been computed by dividing the net loss for the respective period applicable to the common stockholders by the weighted average number of common shares outstanding for the respective period.

Diluted loss per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common stock equivalents.  At June 30, 2007, the total number of potentially dilutive common stock equivalents was 10,123,893.  At June 30, 2006, the total number of potentially dilutive common stock equivalents was 3,088,598. These potentially dilutive common stock equivalents have been excluded from the diluted share calculations for the three months ended June 30, 2007 and 2006, respectively, as they were antidilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Reclassifications

Certain reclassifications have been made in the fiscal year 2007 financial statements to conform to the fiscal year 2008 presentation.

Stock Options

See Note 2 to these unaudited consolidated financial statements for discussion of the Company’s restatement related to share-based compensation for the fiscal quarter ended June 30, 2006.

Recent Accounting Pronouncements

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its Consolidated Balance Sheet as of June 30, 2007, its Consolidated Statement of Stockholders’ Equity (Deficit) for the three months ended June 30, 2007 and its Consolidated Statements of Operations and Cash Flows for the three months ended June 30, 2007 and 2006 to correct its accounting for its Senior Unsecured Convertible Promissory Notes and detachable warrants issued in private placements during the period from December 2004 to April 2007 (the “PP1 Notes,” “PP1 Warrants,” “PP2 Notes” and “PP2 Warrants”).

In addition, the Company has restated its Consolidated Balance Sheet as of June 30, 2007 and its Consolidated Statements of Operations, Stockholders’ Equity (Deficit) and Cash Flows for the three months ended June 30, 2007 to reflect a correction in its accounting for registration payment arrangements (associated with the aforementioned securities) as required under FASB Staff Position No. 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”).  FSP 00-19-2 was effective April 1, 2007 for the Company, and the Company incorrectly accounted for its registration payment arrangements as of the effective date (which required the recording of a cumulative effect of a change in accounting principle) and for the three months ended June 30, 2007.

Additionally, the Company has restated its Consolidated Statements of Operations and Cash Flows for the three months ended June 30, 2006 for share-based compensation related to employee stock options.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The impact of the restatement on the Consolidated Statements of Operations for the three months ended
June 30, 2007 and 2006 is summarized in the table below:

	Adjustments to Consolidated Statements of Operations: Income (Expense)
	Convertible Promissory Notes and Warrants	Registration Payment arrangements	Share-based compensation	Total

Three months ended June 30, 2007	$(370,715)	$(166,465)	$-	$(537,180)
Three months ended June 30, 2006	$(90,886)	$-	$(25,425)	$(116,311)

The Company has concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal years 2007 and 2008 was incorrect and that the necessary adjustments were material for the fiscal year 2007 and 2006 consolidated financial statements.

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

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

Under FSP 00-19-2, the Company is required to estimate and record a contingent liability if the likelihood is probable that it will pay liquidated damages in future periods, calculated in accordance with SFAS 5, “Accounting for Contingencies” (“SFAS 5”) and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.”  Further, FSP 00-19-2 requires that “the financial instrument(s) subject to the registration payment arrangement shall be recognized and measured in accordance with other applicable GAAP (for example SFAS 133 and EITF 00-19) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.” Accordingly, on the date of adoption, the Company accounted for the Warrants separately from the liquidated damages obligations.

Based on the above requirements, the Company recorded a cumulative effect of an accounting change entry (i.e., a charge to the beginning balance of the accumulated deficit) as of April 1, 2007 for the combination of:  1) the reclassification of the Warrants from derivative liabilities to equity securities, and 2) a contingent liability for probable future payment of liquidated damages (based on the Company’s best estimate as of the date of adoption, which is through March 31, 2008).  The amount of the contingent liability recorded was approximately $289,000.  The difference between the Warrants as measured on the date of adoption and their original recorded value was approximately $466,000, and, as stated above, was included in the charge to the beginning balance of the accumulated deficit.  The total of the cumulative effect of this accounting change was $755,000.

On April 5, 2007, the Company closed the balance of its PP2 offering and, in accordance with FSP 00-19-2, recorded a contingent liability and related charge to the consolidated Statement of Operations for the three months ended June 30, 2007 in the amount of $251,176 for the estimated liquidated damages related to this funding through March 31, 2008.  At June 30, 2007, the total liability for estimated liquidated damages was $540,176.

Share-based compensation

The Company concluded that it incorrectly calculated and recorded share-based compensation expense associated with stock options upon the adoption of Statement of Financial Accounting Standards No. 123 (revised) (“SFAS 123R”), “Share-Based Payment,” on April 1, 2006.  Specifically, the Company did not calculate the fair value of employee stock options issued during the period from February 2004 through October 2004 and did not record any related expense in the Statement of Operations for the fiscal year ended March 31, 2007, or for the respective quarterly periods for that fiscal year, related to the unrecognized stock option cost as of April 1, 2006.  The Company has not issued any additional stock options to employees since October 2004.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The table below summarizes the effect of the restatement adjustments on the Consolidated Statements of Operations:

	For the three months ended June 30, 2007			For the three months ended June 30, 2006

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Gross profit	$540,131	$-	$540,131	$466,763	$-	$466,763

Operating expenses	855,190	-	855,190	730,187	25,425	755,612

Loss from operations	(315,059)	-	(315,059)	(263,424)	(25,425)	(288,849)

Other income (expense)
Interest expense, net	(148,546)	84,711	(63,835)	(17,419)	-	(17,419)
Amortization of discount on convertible notes	-	(370,715)	(370,715)		(27,257)	(27,257)
Charge for estimated liquidated damages	-	(251,176)	(251,176)	-	-	-
Charge for change in estimated value of derivative financial instruments - Warrants	-	-	-	-	(63,629)	(63,629)

Net loss	$(463,605)	$(537,180)	$(1,000,785)	$(280,843)	$(116,311)	$(397,154)

Basic & diluted net loss per share	$(0.06)	$(0.06)	$(0.12)	$(0.03)	$(0.01)	$(0.05)

Weighted average shares outstanding: basic and diluted	8,292,022		8,292,022	8,077,226		8,077,226

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The table below summarizes the effect of the restatement adjustments on the Consolidated Balance Sheet as of June 30, 2007:
	As previously reported	Adjustments	As restated

Current liabilities:
Accounts and related party payables	$381,089	$-	$381,089
Accrued liquidated damages	-	540,694	540,694
Accrued liabilities	444,716	(84,711)	360,005
Deferred revenue	654,996		654,996
Current portion of long-term debt, net of discount	95,408		95,408
Total current liabilities	1,576,209	455,983	2,032,192

Convertible promissory notes, net of discount	3,485,491	(2,596,151)	889,340
Deferred revenue	114,912		114,912
Total long-term liabilities	3,600,403	(2,596,151)	1,004,252

Total liabilities	5,176,612	(2,140,168)	3,036,444

Stockholders’ equity (deficit):
Preferred stock	-		-
Common stock	8,292		8,292
Additional paid-in capital	8,739,970	4,820,830	13,560,800
Cumulative effect of adoption of FSP 00-19-2	-	(755,115)	(755,115)
Accumulated deficit	(9,662,085)	(1,925,547)	(11,587,632)
Total stockholders’ equity (deficit)	(913,823)	2,140,168	1,226,345

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,262,789	$-	$4,262,789

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The table below summarizes the effect of the restatement adjustments as well as the correction in errors in the reporting of components of cash flows from operations and cash flows from financing activities on the Consolidated Statement of Cash Flows for the three months ended June 30, 2007:
	As previously reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(463,605)	$(537,180)	$(1,000,785)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for estimated liquidated damages	-	251,176	251,176
Amortization of discount on convertible promissory notes	-	370,715	370,715
Depreciation and amortization	80,936	(1)	80,935
Changes in operating assets and liabilities:
Accounts receivable	(307,094)	(3)	(307,097)
Inventory	10,440		10,440
Prepaid expenses	1,568		1,568
Accounts payable	(176,745)	75,933	(100,812)
Accrued interest	-	(24,090)	(24,090)
Other accrued liabilities	(153,307)	223,331	70,024
Deferred revenue	219,758	3	219,761
Net cash used in operating activities	(788,049)	359,884	(428,165)

Net cash used in investing activities	(69,780)	1	(69,779)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from issuance of convertible promissory notes	1,584,885	(359,885)	1,225,000
Payments on convertible promissory notes and other loans	(61,000)		(61,000)
Net payments on line of credit	(62,094)		(62,094)
Payments on capital lease	(1,007)		(1,007)
Net cash provided by financing activities	1,460,784	(359,885)	1,100,899

Net increase in cash and cash equivalents	602,955		602,955
Cash and cash equivalents at beginning of year	534,871		534,871
Cash and cash equivalents at end of year	$1,137,826	$-	$1,137,826

The table below summarizes the effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the three months ended June 30, 2006.  There was no impact on cash flows from investing or financing activities.

	As previously reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(280,843)	$(116,311)	$(397,154)
Adjustments used to reconcile net loss to net cash used in operating activities	147,314	-	147,314
Amortization of discount on convertible promissory notes	-	27,257	27,257
Charge for change in estimated fair value of derivative financial instruments - Warrants	-	63,629	63,629
Share-based compensation	-	25,425	25,425
Net cash used in operating activities	$(133,529)	$-	$(133,529)

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 - CONCENTRATION OF RISK

As of June 30, 2007, the Company received approximately 33% of its gross revenues from its top three re-sellers.  This represents some decrease in concentration of business from the 38% reported for the quarter ended June 30, 2006.  The loss of these re-sellers would adversely impact the business of the Company.

NOTE 4 - LEASE COMMITMENT

As of June 30, 2007, the Company currently leases approximately 4,264 square feet of office space at 17304 Preston Road, Suite 975, Dallas, Texas from Memshalah Realty, a successor to CMD Realty Fund.  The lease payments are approximately $7,626 per month and the lease expires November 30, 2009.  As of June 30, 2007, this office space was used as the corporate headquarters.

The minimum future lease payments under this lease for the next five years are:

April 1, 2007 - March 31, 2008	$92,225
April 1, 2008 - March 31, 2009	94,357
April 1, 2009 - March 31, 2010	63,852
April 1, 2010 - March 31, 2011	-
April 1, 2011 - March 31, 2012	-
Total minimum future lease payments	$250,434

NOTE 5 - LINES OF CREDIT

On September 21, 2006, the Company entered into a factoring agreement with Allied Capital Partners, L.P., whereby Allied Capital provides a revolving line of credit to the Company up to $750,000 that is secured by the Company’s accounts receivable.  At March 31, 2007, the total amount outstanding on this line of credit was $62,094 and at June 30, 2007 the total amount outstanding was $-0-.

On May 18, 2007, the Company secured a line of credit with JPMorgan Chase Bank in the amount of $50,000.  The line of credit carries an interest rate of prime plus one half-point.  The line of credit is secured with a deposit guarantee of $50,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

On May 31, 2004, the Company received a loan of $55,755 from one of its executive officers.  The note carries an interest rate of 8%.  At June 30, 2007, the total amount of principal and interest due on this note was $25,860.

Effective May 27, 2005, we acquired XBridge through a merger transaction in exchange for 4,150,000 shares of our common stock (which after the cancellation of the 2,150,000 originally issued to XBridge resulted in the issuance of only 2,000,000 new shares) and the elimination of approximately $1.86 million of inter-company payables owed to XBridge.  Prior to entering into the agreement governing the merger, (a) Ms. Cynthia Garr, the Company's Executive Vice President, acting Chief Financial Officer and a director, was also the President and a director of XBridge, (b) Mr. Gregory Royal, the Company's Chief Technology Officer and a director, was also a Vice President and a director of XBridge, (c) Mr. Derek Downs, the Company's acting Chief Executive Officer and a director, was also a consultant to XBridge.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

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

On June 30, 2006, the Company received a short term loan of $16,434 from one of its executive officers.  At March 31 and at June 30, 2007, the balance of the loan was $-0-.

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

On April 5, 2007, the Company issued a PP2 Note of $30,000, and issued PP2 Warrants to purchase 30,000 shares of the Company’s common stock to Derek Downs, an officer and director of the Company, in connection with the cancellation of an equal amount of the Company’s outstanding obligations. As of June 30, 2007, interest of $1,293 had been accrued on this PP2 Note.

On April 5, 2007, the Company issued a PP2 Note in the principal amount of $70,779, and issued PP2 Warrants to purchase 70,779 shares of the Company’s common stock to Gregory Royal, an officer and director of the Company, in connection with the cancellation of an equal amount of the Company’s outstanding obligations. As of June 30, 2007, interest of $3,052 had been accrued on this PP2 Note.

NOTE 7 - ACQUISITIONS

On May 5, 2003, the Company, Corvero Networks, Inc., a Florida corporation and our wholly owned subsidiary (Corvero), and XBridge Software, Inc., a Delaware corporation, entered into a license agreement pursuant to which Corvero agreed to license from XBridge Software, Inc. all rights, title, and interest of XBridge in and to certain technologies and intellectual properties (the “XBridge Technology”).  The exclusive license was worldwide in scope and had a term of twenty years, and included, but was not limited to, the right to make alternations and/or derivative works and to license, sublicense, cross-license or otherwise transfer the XBridge Technology for commercial purposes, and all rights to derivative works would be the Company’s sole and exclusive property.  This license did not, however, give the Company the right to transfer or resell the XBridge Technology without the consent of XBridge.  CNH Holdings Company, through multiple subsequent amendments to the licensing agreement, ultimately issued an aggregate of 2,000,000 shares of its common stock to XBridge.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

On August 31, 2004, CNH Holdings Company absorbed its wholly-owned subsidiary Corvero Networks, Inc., and began operating as Cistera Networks.  As of that date, all of Corvero's rights under the License Agreement dated May 5, 2003 passed to Cistera Networks, Inc.

Effective May 27, 2005, we acquired XBridge through a merger transaction in exchange for 4,150,000 shares of our common stock (which after the cancellation of the 2,150,000 originally issued to XBridge resulted in the issuance of only 2,000,000 new shares) and the elimination of approximately $1.86 million of inter-company payables owed to XBridge. Through this acquisition, the Company acquired net assets valued at $782,245 and intellectual property valued at $2,717,755.  Of this amount, $2,134,821 was allocated to goodwill and has subsequently been expensed.

NOTE 8 - CONVERTIBLE DEBT

PP1 Notes

Effective December 13, 2004, the Company issued and sold an aggregate of $1,146,000 in principal amount of PP1 Notes, and issued PP1 Warrants to purchase 1,146,000 shares of our common stock, par value $0.001 per share.  Of the $1,146,000 in PP1 Notes, $1,004,000 in principal amount were issued for cash, and $142,000 in principal amount were issued in connection with the cancellation of an equal amount of the Company’s outstanding obligations.  At December 31, 2005, a number of PP1 Note holders opted to convert their debt as provided in their note agreements.  The total number of shares issued due to this conversion was 946,392.  The amount of principal and accrued interest represented by these shares was $859,000 and $87,392, respectively.  At March 31, 2006, three PP1 Note holders opted to convert their debt as provided in their note agreements.  The total number of shares issued due to this conversion was 67,785.  The amount of principal represented by these shares was $57,000.  The amount of accrued interest represented by these shares was $10,785.  These PP1 Notes converted at $1.00 per share.  The total amount of principal and interest due at December 13, 2006 was $196,088.  At August 31, 2006, one PP1 Note holder who had previously converted most of his outstanding debt opted to convert the outstanding balance.  The total number of shares issued due to this conversion was 4,034.  The remaining amount of principal represented by these shares was $1,000.  The amount of interest earned on his original note represented by these shares was $3,034.  At December 13, 2006, one PP1 Note holder opted to convert their outstanding balance.  There were 17,931 shares issued at $1.00 per share to convert principal of $15,000 and accrued interest of $2,931.  At December 13, 2006, two PP1 Note holders opted to convert their outstanding balance to a  second private placement, which was the first closing of the PP2 Note purchase agreements.  The total amount converted was $56,071.

During the three months ended June 30, 2007, the Company paid $50,000 of principal and accrued interest of $9,770 on the PP1 Notes.  At June 30, 2007, there was $94,000 of principal and $24,121 of interest due on the PP1 Notes.

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

PP2 Notes

On December 29, 2006 the Company completed the first closing of its PP2 Notes offering and issued and sold an aggregate of $433,362 in principal amount of PP2 Notes, and issued PP2 Warrants to purchase 433,571 shares of our common stock.  Of the $433,362 in principal, the Company received cash of $397,500 and $35,862 in principal and interest of PP1 Notes was converted.  During January through March 2007, the Company received additional funding from investors in the amount of approximately $1,466,000, which were formally issued and sold as PP2 Notes on April 5, 2007, when the Company also issued an additional $1,593,000 in PP2 Notes.  Additionally, the Company issued PP2 Warrants to purchase 3,065,205 shares of our common stock, par value $0.001 per share.  Of the $3,065,205 in principal, the Company received cash of $2,416,429, and $648,776 in principal amount of the PP2 Notes was issued in connection with the cancellation of an equal amount of the Company’s outstanding obligations.  Included in the outstanding obligations that were cancelled were $100,779 of obligations to principal officers and directors in the following amounts: Greg Royal $70,779 and Derek Downs $30,000.

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

Both the PP2 Notes and Warrants carry registration rights and require the payment of liquidated damages for failure to file a registration statement by April 20, 2007 and to have an effective registration statement by November 30, 2007.  The Company did not meet the April 20, 2007 filing date and began accruing liquidated damages as of this date at a rate of 1% on the total of the principal and accrued interest of the PP2 Notes.

Restatement

As stated in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for: 1) the accounting it originally applied in the initial valuation and recording of the PP1 Notes and Warrants and the PP2 Notes and Warrants and subsequent remeasurement of their carrying values, and 2) the accounting for liquidated damages related to the PP2 Notes and Warrants as of April 1, 2007 upon the adoption of FSP 00-19-2.  See specific accounting treatment in Note 2.

NOTE 9 - CONTINGENCIES

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

NOTE 10 – INCOME TAXES

Effective April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position or results of operations. At April 1, 2007, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $-0- of interest expense related to unrecognized tax benefits for the quarter ended June 30, 2007.  In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of April 1, 2007:

United States (a)	2003 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements and related notes that appear in this filing. In addition to historical consolidated financial information, the following discussion contains forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934.

Forward Looking Statements:

Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts.  Certain statements in this Form 10-QSB/A are forward-looking statements. Words such as “expects,” “believes,” “anticipates,” “may,” “intends,” “projects,” “estimates” and similar expressions are intended to identify forward-looking statements.  The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will be achieved or accomplished.  However, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Such risks and uncertainties include, but are not limited to, limited operating history, historical operating losses and the uncertainty of the Company’s profitability in the future, the need to raise additional capital to sustain operations and implement its future business plan, and other factors that may be beyond the Company’s control  These factors include changes in regulations or legislation, adverse determination with respect to litigation or other claims, ability to recruit and retain employees, and increases in operating costs.  Factors that could cause or contribute to these differences have been included throughout the public filings from the Company.  The Company has no obligation to publicly update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

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

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its Consolidated Balance Sheet as of June 30, 2007, its Consolidated Statement of Stockholders’ Equity (Deficit) for the three months ended June 30, 2007 and its Consolidated Statements of Operations and Cash Flows for the three months ended June 30, 2007 and 2006 to correct its accounting for its Senior Unsecured Convertible Promissory Notes and detachable warrants issued in private placements during the period from December 2004 to April 2007 (the “PP1 Notes,” “PP1 Warrants,” “PP2 Notes” and “PP2 Warrants”).

In addition, the Company has restated its Consolidated Balance Sheet as of June 30, 2007 and its Consolidated Statements of Operations, Stockholders’ Equity (Deficit) and Cash Flows for the three months ended June 30, 2007 to reflect a correction in its accounting for registration payment arrangements (associated with the aforementioned securities) as required under FASB Staff Position No. 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”).  FSP 00-19-2 was effective April 1, 2007 for the Company, and the Company incorrectly accounted for its registration payment arrangements as of the effective date (which required the recording of a cumulative effect of a change in accounting principle) and for the three months ended June 30, 2007.

Additionally, the Company has restated its Consolidated Statements of Operations and Cash Flows for the three months ended June 30, 2006 for share-based compensation related to employee stock options.

The impact of the restatement on the Consolidated Statements of Operations for the three months ended
June 30, 2007 and 2006 is summarized in the table below:

	Adjustments to Consolidated Statements of Operations: Income (Expense)
	Convertible Promissory Notes and Warrants	Registration Payment arrangements	Share-based compensation	Total

Three months ended June 30, 2007	$(370,715)	$(166,465)	$-	$(537,180)
Three months ended June 30, 2006	$(90,886)	$-	$(25,425)	$(116,311)

The Company has concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal years 2007 and 2008 was incorrect and that the necessary adjustments were material for the fiscal year 2007 and 2006 consolidated financial statements.

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

Registration Payment Arrangements

On December 21, 2006, the EITF issued FSP 00-19-2.  FSP 00-19-2 was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, the FSP was effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  Effective April 1, 2007, the Company adopted FSP 00-19-2, which was applicable to the accounting for the liquidated damages on the PP2 Notes.

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

Under FSP 00-19-2, the Company is required to estimate and record a contingent liability if the likelihood is probable that it will pay liquidated damages in future periods, calculated in accordance with SFAS 5, “Accounting for Contingencies” (“SFAS 5”) and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.”  Further, FSP 00-19-2 requires that “the financial instrument(s) subject to the registration payment arrangement shall be recognized and measured in accordance with other applicable GAAP (for example SFAS 133 and EITF 00-19) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.” Accordingly, on the date of adoption, the Company accounted for the Warrants separately from the liquidated damages obligations.

Based on the above requirements, the Company recorded a cumulative effect of an accounting change entry (i.e., a charge to the beginning balance of the accumulated deficit) as of April 1, 2007 for the combination of:  1) the reclassification of the Warrants from derivative liabilities to equity securities, and 2) a contingent liability for probable future payment of liquidated damages (based on the Company’s best estimate as of the date of adoption, which is through March 31, 2008).  The amount of the contingent liability recorded was approximately $289,000.  The difference between the Warrants as measured on the date of adoption and their original recorded value was approximately $466,000, and, as stated above, was included in the charge to the beginning balance of the accumulated deficit.  The total of the cumulative effect of this accounting change was $755,000.

On April 5, 2007, the Company closed the balance of its PP2 offering and, in accordance with FSP 00-19-2, recorded a contingent liability and related charge to the consolidated Statement of Operations for the three months ended June 30, 2007 in the amount of $251,176 for the estimated liquidated damages related to this funding through March 31, 2008.  At June 30, 2007, the total liability for estimated liquidated damages was $540,176.

Share-based compensation

The Company concluded that it incorrectly calculated and recorded share-based compensation expense associated with stock options upon the adoption of SFAS 123R on April 1, 2006.  Specifically, the Company did not calculate the fair value of employee stock options issued during the period from February 2004 through October 2004 and did not record any related expense in the Statement of Operations for the fiscal year ended March 31, 2007, or for the respective quarterly periods for that year, related to the unrecognized stock option cost as of April 1, 2006.  The Company has not issued any additional stock options to employees since October 2004.

The table below summarizes the effect of the restatement adjustments on the Consolidated Statements of Operations:

	For the three months ended June 30, 2007			For the three months ended June 30, 2006

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Gross profit	$540,131	$-	$540,131	$466,763	$-	$466,763

Operating expenses	855,190	-	855,190	730,187	25,425	755,612

Loss from operations	(315,059)	-	(315,059)	(263,424)	(25,425)	(288,849)

Other income (expense)
Interest expense, net	(148,546)	84,711	(63,835)	(17,419)	-	(17,419)
Amortization of discount on convertible notes	-	(370,715)	(370,715)		(27,257)	(27,257)
Charge for estimated liquidated damages	-	(251,176)	(251,176)	-	-	-
Charge for change in estimated fair value of derivative financial instruments - Warrants	-	-	-	-	(63,629)	(63,629)

Net loss	$(463,605)	$(537,180)	$(1,000,785)	$(280,843)	$(116,311)	$(397,154)

Basic & diluted net loss per share	$(0.06)	$(0.06)	$(0.12)	$(0.03)	$(0.01)	$(0.05)

Weighted average shares outstanding: basic and diluted	8,292,022		8,292,022	8,077,226		8,077,226

The table below summarizes the effect of the restatement adjustments on the Consolidated Balance Sheet as of June 30, 2007:
	As previously reported	Adjustments	As restated

Current liabilities:
Accounts and related party payables	$381,089	$-	$381,089
Accrued liquidated damages	-	540,694	540,694
Accrued liabilities	444,716	(84,711)	360,005
Deferred revenue	654,996		654,996
Current portion of long-term debt, net of discount	95,408		95,408
Total current liabilities	1,576,209	455,983	2,032,192

Convertible promissory notes, net of discount	3,485,491	(2,596,151)	889,340
Deferred revenue	114,912		114,912
Total long-term liabilities	3,600,403	(2,596,151)	1,004,252

Total liabilities	5,176,612	(2,140,168)	3,036,444

Stockholders’ equity (deficit):
Preferred stock	-		-
Common stock	8,292		8,292
Additional paid-in capital	8,739,970	4,820,830	13,560,800
Cumulative effect of adoption of FSP 00-19-2	-	(755,115)	(755,115)
Accumulated deficit	(9,662,085)	(1,925,547)	(11,587,632)
Total stockholders’ equity (deficit)	(913,823)	2,140,168	1,226,345

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,262,789	$-	$4,262,789

The table below summarizes the effect of the restatement adjustments as well as the correction in errors in the reporting of components of cash flows from operations and cash flows from financing activities on the Consolidated Statement of Cash Flows for the three months ended June 30, 2007:

	As previously reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(463,605)	$(537,180)	$(1,000,785)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for estimated liquidated damages	-	251,176	251,176
Amortization of discount on convertible promissory notes	-	370,715	370,715
Depreciation and amortization	80,936	(1)	80,935
Changes in operating assets and liabilities:
Accounts receivable	(307,097)		(307,097)
Inventory	10,440		10,440
Prepaid expenses	1,568		1,568
Accounts payable	(176,745)	75,933	(100,812)
Accrued interest	-	(24,090)	(24,090)
Other accrued liabilities	(153,307)	223,331	70,024
Deferred revenue	219,761		219,761
Net cash used in operating activities	(788,049)	359,884	(428,165)

Net cash used in investing activities	(69,780)	1	(69,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of convertible promissory notes	1,584,885	(359,885)	1,225,000
Payments on convertible promissory notes and other loans	(61,000)		(61,000)
Net payments on line of credit	(62,094)		(62,094)
Payments on capital lease	(1,007)		(1,007)
Net cash provided by financing activities	1,460,784	(359,885)	1,100,899

Net increase in cash and cash equivalents	602,955		602,955
Cash and cash equivalents at beginning of year	534,871		534,871
Cash and cash equivalents at end of year	$1,137,826	$-	$1,137,826

The table below summarizes the effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the three months ended June 30, 2006.  There was no impact on cash flows from investing or financing activities.

	As previously reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(280,843)	$(116,311)	$(397,154)
Adjustments used to reconcile net loss to net cash used in operating activities:	147,314	-	147,314
Amortization of discount on convertible promissory notes	-	27,257	27,257
Charge for change in estimated fair value of derivative financial instruments - warrants	-	63,629	63,629
Share-based compensation	-	25,425	25,425
Net cash used in operating activities	$(133,529)	$-	$(133,529)

QUARTER SUMMARY

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated statements of operations included in this Report, in their entirety.

OVERVIEW OF RESULTS OF OPERATIONS FOR FIRST QUARTER FISCAL 2008, ENDED JUNE 30, 2007

The Company recognized $679,787 in revenue for the quarter, a 55.8% increase over the previous quarter of $436,350, and a 37.3% increase over the same period last year of $494,737.  The Company received over $1 million dollars in orders for the quarter, booking (shipping the system(s) and invoicing the customer) revenues for the quarter of $925,000.  The Company only recognized revenues of $679,787 for the quarter, because we only recognize revenue from projects that have been fully implemented.  Revenues for a number of the projects that were near full completion at the end of the quarter have not yet been recognized.

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

Sales and marketing costs for this quarter totaled $176,092 and represented 25.9% of revenues, as compared to $56,520 and 11.4% of revenues for the same quarter last year. On an annual basis, we expect marketing and sales costs to continue to track higher and will represent a substantial percentage of total revenues in the future as we seek to add and manage more customers, increase sales and marketing programs to enable our VAR channel, build brand awareness and increase the number of web-based seminars and sponsored events.  As the Company develops support for additional platforms, we anticipate that the Company will increase visibility through participation in future industry events.  While we also anticipate that the Company will continue to leverage some of the marketing programs funded by large technology and VAR partners, the Company’s participation will be reflected in increased sales and marketing costs

The Company's revenues were insufficient to support operations and the Company sustained a net loss in this period.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended June 30, 2007, the Company used $428,165 of cash from operating activities, used cash of $69,779 from investing activities and generated net cash of $1,100,899 from financing activities.  The Company generated cash of $1,225,000 from the issuance of the PP2 Notes offering that closed in April 2007.

At June 30, 2007, the Company had cash, cash equivalents and short-term marketable securities of $1,137,826, as compared to $65,531 at June 30, 2006.

From the start of operations in May 2003 through the end of the current quarter, operations have been funded primarily through sales, financing obtained from private investors, and from the PP1 and PP2 private placements.

The Company does not have any special purpose entities, and other than operating leases for office space and computer equipment, which are described below, and the Company does not engage in off-balance sheet financing arrangements. The Company does have a bank line of credit with Chase bank for $50,000 and has a funding agreement with Allied Capital Group whereby Allied Capital will provide a revolving credit line secured by Accounts Receivable.  As of June 30, 2007, the maximum borrowing amount on the revolving credit line under the Allied Capital agreement was increased to $750,000, and  the outstanding balance on this line of credit was $-0-.  These agreements enable the Company to smooth its cash-flow cycles and to expand its capability to fund manufacturing credit requirements.

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

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. The accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, our use of estimates and the accounting for convertible debt and warrants. For a detailed discussion on the application of these accounting policies, see Note 2 to our audited consolidated financial statements contained in our 2007 10-KSB/A.

Recently Issued Accounting Pronouncements

We discuss the potential impact of recent accounting pronouncements in Note 1 to the unaudited consolidated financial statements contained in this Report.

ITEM 3.  Controls and Procedures

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of the Company's management, chief executive and chief financial officers, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon the evaluation, the Company's chief executive and chief financial officers concluded that, as of the end of the period, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the reports that we file and submit pursuant to the Exchange Act.

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

As a result of these restatements, we conducted a search and retained new financial leadership with the addition of a Chief Financial Officer in March of 2008.  On July 14, 2008, the CFO was terminated, for, among other reasons, the inability to provide the necessary technical accounting expertise for the recording of complex financial transactions, preparation of financial statements, management reporting and disclosure reporting.  To remediate the situation, an independent consultant with prior CFO experience with micro-cap companies was retained to complete the financial reporting requirements.  While engaged, this financial consultant identified the Company’s incorrect accounting for the Company’s PP1 Notes, PP1 Warrants, PP2 Notes, PP2 Warrants and share-based compensation expense related to stock options issued to employees during the fiscal years 2005 through 2007.  This resulted in the Company further amending its consolidated financial statements for the fiscal year ended March 31, 2007 and restating its consolidated financial statements for the fiscal year ended March 31, 2006. Further, we have amended our consolidated financial statements for the three months ended June 30, 2007 and restated our consolidated financial statements for the three months ended June 30, 2006, both of which are included in this Report.  Further and as a result of the impact of these errors, the Company expects to restate and refile its Form 10-QSB filings for the periods ended September 30, 2007 and December 31, 2007 within a reasonably practical time period.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Effective April 5, 2007, the Company issued and sold an aggregate of $3,625,754 in principal amount of Senior Unsecured Convertible Promissory Notes (the “PP2 Notes”), and issued warrants to purchase 3,625,754 shares of our common stock, par value $0.001 per share (the “PP2 Warrants”).  Of the $3,625,754.00 in PP2 Notes, $2,815,000 in principal amount were issued for cash, and $810,754 in principal amount were issued in connection with the cancellation of an equal amount of the Company's outstanding obligations.  The PP2 Warrants have a term of five years and are exercisable at an exercise price of $1.00 per share.  Subject to an effective registration statement covering the resale of the shares of common stock issuable upon exercise of the PP2 Warrants, the Company may, upon thirty days prior written notice, redeem 1,815,000 PP2 Warrants for $0.10 per share, in whole or in part, if our common stock closes with a bid price of at least $3.50 for any ten (10) out of fifteen (15) consecutive trading days.  An additional 1,000,000 Warrants may be redeemed under the same terms if the above conditions are met plus the daily volume for the 20 consecutive trading days preceding the notice of redemption on the OTCBB or the principal exchange where the common stock is traded is in excess of 100,000 shares.  The structure of the PP2 Note purchase agreement and the issuance of the PP2 Notes warrants were determined through arm-length negotiations between us and the other parties involved and no material relationship existed between us and the other parties at that time.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission Of Matters To A Vote Of Securities Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

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

CISTERA NETWORKS, INC.

Date: October 3, 2008	/s/ Derek P. Downs
Derek P. Downs
Chief Executive Officer and interim
Chief Financial Officer

(Principal Executive, Financial and
Accounting Officer)