Form 10QSB/A
period 2007-09-30
Cistera Networks, Inc.
filed 2008-10-10
CIK 821356

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

At November 19, 2007, the issuer had 8,594,469 shares of its common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No X

CISTERA NETWORKS, INC & SUBSIDIARY

TABLE OF CONTENTS

	Explanatory Note	2

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets – September 30, 2007 (unaudited) (as restated) and
	March 31, 2007 (audited)	3
	Consolidated Statements of Operations – For the three months ended September 30, 2007
	and 2006 (unaudited) (as restated)	5
	Consolidated Statements of Operations – For the six months ended September 30, 2007
	and 2006 (unaudited) (as restated)	6
	Consolidated Statement of Stockholders’ Equity (Deficit) – September 30, 2007 (unaudited)
	(as restated) and March 31, 2007 (audited)	7
	Consolidated Statements of Cash Flows – For the six months ended September 30, 2007 and
	2006 (unaudited) (as restated)	8
	Notes to Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis or Plan of Operation	26

Item 3.	Controls and Procedures	38

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

SIGNATURE		42

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-QSB/A (the “Report”) for the quarterly period ended September 30, 2007 includes a restatement of our consolidated financial statements for the quarterly periods ended September 30, 2007 and 2006 (and related disclosures), initially filed on November 19, 2007 and amended on January 5, 2008.

The Company has restated its Consolidated Balance Sheet as of September 30, 2007, its Consolidated Statements of Operations for the three and six months ended September 30, 2007 and 2006, its Consolidated Statement of Stockholders’ Equity (Deficit) for the six months ended September 30, 2007 and its Consolidated Statements of Cash Flows for the six months ended September 30, 2007 and 2006 (as contained in this Report) to correct its accounting for its Senior Unsecured Convertible Promissory Notes and detachable warrants issued in private placements during the period from December 2004 to April 2007 (the “PP1 Notes,” “PP1 Warrants,” “PP2 Notes” and “PP2 Warrants”).  Also, the Company has restated its Consolidated Balance Sheet as of September 30, 2007, its Consolidated Statements of Operations for the three and six months ended September 30, 2007 and its Consolidated Statements of Stockholders’ Equity (Deficit) and Cash Flows for the six months ended September 30, 2007 to correct its accounting for registration payment arrangements associated with the aforementioned securities.  The Company concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal years 2007 and 2008, including the associated registration payments was incorrect, and that the necessary adjustments were material to the consolidated financial statements as of September 30, 2007 and for the three and six months ended September 30, 2007 and 2006.  Additionally, the Company has restated its Consolidated Statements of Operations for the three and six months ended September 30, 2006 and its Consolidated Statement of Cash Flows for the six months ended September 30, 2006 for share-based compensation related to employee stock options.

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

A further discussion of the restatement of the consolidated financial statements for these fiscal quarters is contained under “Part I, Item 2 – Management’s Discussion and Analysis or Plan of Operation" and in Note 2 to the unaudited consolidated financial statements of this Report.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	March 31, 2007
	As restated
Current Assets:
Cash	$842,566	$534,871
Accounts receivable	591,020	314,178
Other receivable	19,387	23,927
Inventory	93,590	75,743
Prepaid expenses	11,022	10,143

Total Current Assets	1,557,585	958,862

Fixed Assets:
Computer equipment	183,680	123,035
Trade show booth & fixtures	14,390	10,641
Office equipment	187,737	129,064
Property held under capital leases	10,205	10,205
Less Accumulated depreciation	(179,885)	(150,899)

Net Fixed Assets	216,127	122,046

Intangible Assets:
Intellectual property	2,717,755	2,717,755
Software development	366,040	366,040
Less Amortization	(924,689)	(788,802)

Net Intangible Assets	2,159,106	2,294,993

Total Assets	$3,932,818	$3,375,901

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	September 30, 2007	March 31, 2007
	As restated
Current Liabilities:
Accounts payable	$254,701	$544,796
Accrued liabilities	274,635	547,714
Accrued liquidated damages - outside investors	525,115	-
Accrued liquidated damages - related parties	15,579	-
Related party payables	185,661	24,038
Line of credit	-	62,094
Convertible promissory notes – outside investors	89,785	144,000
Current portion of long-term debt	352	2,415
Current portion of deferred revenue	737,186	465,179

Total Current Liabilities	2,083,014	1,790,236

Long-Term Liabilities
Convertible promissory notes – outside investors, net of discount	1,231,885	237,395
Convertible promissory notes – related parties, net of discount	39,467	-
Accrued interest	172,944	50,309
Derivative financial instruments – warrants	-	2,265,225
Deferred revenue	130,689	84,968
Total Long-Term Liabilities	1,574,985	2,637,897

Total Liabilities	3,657,999	4,428,133

Stockholders’ Equity (Deficit):
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common Stock, $0.001 par value; 50,000,000 shares authorized; 8,594,469 and 8,292,022 shares issued and outstanding, respectively	8,594	8,292
Additional Paid-In Capital	13,560,497	9,526,323
Accumulated Deficit	(13,294,272)	(10,586,847)
Total Stockholders’ Equity (Deficit)	274,819	(1,052,232)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,932,818	$3,375,901

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2007	2006
	As restated	As restated

Revenues	$893,782	$399,880
Cost of goods sold	192,271	65,280

Gross Profit	701,511	334,600

Operating expenses:
Sales and marketing	172,610	42,726
Research and development	179,441	119,746
Software consulting	377,871	188,997
General and administrative	338,876	226,050

Total Expenses	1,068,798	577,519

Loss from operations	(367,287)	(242,919)

Other Income (Expense)
Interest income	8,534	36
Interest expense	(74,935)	(12,404)
Charge for inducement to convert debt to convertible promissory notes	(135,825)	-
Amortization of discount on convertible notes – outside investors	(371,775)	(27,557)
Amortization of discount on convertible notes – related parties	(10,237)	-
Benefit for change in estimated fair value of derivative financial instruments – Warrants	-	172,322
Total Other Income (Expense)	(584,238)	132,397

Net Loss	$(951,525)	$(110,522)

Basic & diluted net loss per share	$(0.11)	$(0.01)

Weighted Average Shares outstanding – basic and diluted	8,594,469	8,149,388

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended September 30,
	2007	2006
	As restated	As restated

Revenues	$1,573,569	$894,617
Cost of goods sold	331,926	93,254

Gross Profit	1,241,643	801,363

Expenses:
Sales and marketing	348,702	99,246
Research and development	308,476	247,840
Software consulting	677,877	456,752
General and administrative	588,933	529,293

Total Expenses	1,923,988	1,333,131

Loss from operations	(682,345)	(531,768)

Other Income (Expense)
Interest income	18,123	51
Interest expense	(148,360)	(29,838)
Charge for inducement to convert debt to convertible promissory notes	(135,825)	-
Amortization of discount on convertible notes – outside investors	(732,809)	(54,814)
Amortization of discount on convertible notes – related parties	(19,918)	-
Charge for estimated liquidated damages	(251,176)	-
Benefit for change in estimated fair value of derivative financial instruments – Warrants	-	108,693
Total Other Income (Expense)	(1,269,965)	24,092

Net Loss	$(1,952,310)	$(507,676)

Basic & diluted net loss per share	$(0.23)	$(0.06)

Weighted Average Shares – outstanding – basic and diluted	8,594,469	8,113,504

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended September 30, 2007
(Unaudited)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balances at March 31, 2007	-	$-	8,292,022	$8,292	$9,526,323	$(10,586,847)	$(1,052,232)
Cumulative effect of the change in an accounting principle (Note 2)					2,730,824	(755,115)	1,975,709
Allocation of discount on convertible promissory notes to warrants (Note 2)					488,054		488,054
Beneficial conversion feature of convertible promissory notes (Note 2)					815,599		815,599
Adjustment for common stock shares previously not reported			302,447	302	(303)		(1)

Net loss for the six months ended September 30, 2007, as restated						(1,952,310)	(1,952,310)

Balances at September 30, 2007, as restated	-	$-	8,594,469	$8,594	$13,560,497	$(13,294,272)	$274,819

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2007	2006
	As restated	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,952,310)	$(507,676)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for estimated liquidated damages	251,176	-
Amortization of discount on convertible promissory notes – outside investors	732,809	54,814
Amortization of discount on convertible promissory notes - related parties	19,918	-
Benefit for change in estimated fair value of derivative financial instruments - Warrants	-	(108,693)
Share-based compensation	-	50,850
Charge for inducement to convert debt to convertible promissory notes	135,825	-
Depreciation and amortization	164,873	191,688
Changes in operating assets and liabilities:
Accounts receivable	(272,302)	83,041
Inventory	(17,847)	(550)
Prepaid expenses	(879)	31,633
Accrued liabilities	(2,318)	189,464
Accounts payable	(32,539)	(222,524)
Deferred revenue	317,728	34,220
Net cash used in operating activities	(655,866)	(203,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(123,067)	(3,563)
Net cash used in investing activities	(123,067)	(3,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease	(2,063)	(1,705)
Net cash proceeds from issuance of convertible promissory notes	1,225,000	215,000
Proceeds from loans	-	17,565
Payments on line of credit	(62,094)	-
Payments on loans	(74,215)	(25,000)
Net cash provided by financing activities	1,086,628	205,860

Net increase (decrease) in cash and cash equivalents	307,695	(1,436)
Cash and cash equivalents at beginning of period	534,871	60,990
Cash and cash equivalents at end of period	$842,566	$59,554

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six months ended September 30,
	2007	2006
	As restated	As restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$9,910	$7,784
Income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued interest to common stock	$-	$-
Conversion of accounts payable and other accrued liabilities to convertible promissory notes	359,885	-
Conversion of other notes payable to common stock	-	36,628
Allocation of discount on convertible promissory notes to warrants	488,054	-
Discount related to beneficial conversion feature on convertible promissory notes	815,599	-

OTHER NON-CASH TRANSACTIONS:

Cumulative effect of change in accounting principle:
Reclassification of Warrants from derivative financial instruments to equity securities (as valued at inception)	$2,730,824	$-
Accrued liquidated damages at April 1, 2007	289,518	-
Reclassification of Warrants from derivative financial instruments to equity securities (as valued at April 1, 2007)	(2,265,227)	-
Cumulative effect of change in accounting principle	$755,115	$-

During the quarter ended September 30, 2007, the Company elected to compensate PP1 Note holders who had opted to convert their PP1 Notes into shares of common stock, which remained unregistered with the SEC as of the date the PP1 Notes became due and payable on December 13, 2006.  The amount offered to, and accepted by, the shareholders was $135,825, payable in the form of additional shares of common stock.  In August 2007, the company recorded a non-cash charge and liability in the amount of $135,825 for the impending issuance of this stock.

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

Interim Reporting

The unaudited consolidated financial statements as of September 30, 2007, and for the three and six months ended September 30, 2007 and 2006 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position and stockholders’ equity at September 30, 2007 and the consolidated results of operations and cash flows for the three and six months ended September 30, 2007 and 2006.  Operating results for interim periods are not necessarily indicative of the results that can be expected for full years.  These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended March 31, 2007, as amended.

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

Diluted loss per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common stock equivalents.  At September 30, 2007, the total number of potentially dilutive common stock equivalents was 10,399,356.  At September 30, 2006, the total number of potentially dilutive common stock equivalents was 3,299,011.  These potentially dilutive common stock equivalents have been excluded from the diluted share calculations for the three and six months ended September 30, 2007 and 2006, respectively, as they were antidilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Reclassifications

Certain reclassifications have been made in the fiscal year 2007 financial statements to conform to the fiscal year 2008 presentation.

Stock Options

See Note 2 to these unaudited consolidated financial statements for discussion of the Company’s restatement related to share-based compensation for the three and six months ended September 30, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning April 1, 2008. Management is currently evaluating the potential impact of adopting SFAS 157 on the Company’s consolidated financial statements.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its Consolidated Balance Sheet as of September 30, 2007, its Consolidated Statements of Operations for the three and six months ended September 30, 2007 and 2006, its Consolidated Statement of Stockholders’ Equity (Deficit) for the six months ended September 30, 2007 and its Consolidated Statements of Cash Flows for the six months ended September 30, 2007 and 2006 to correct its accounting for its Senior Unsecured Convertible Promissory Notes and detachable warrants issued in private placements during the period from December 2004 to April 2007 (the “PP1 Notes,” “PP1 Warrants,” “PP2 Notes” and “PP2 Warrants”). The Company concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal years 2007 and 2008, including the associated registration payments was incorrect, and that the necessary adjustments were material to the consolidated financial statements as of September 30, 2007 and for the three and six months ended September 30, 2007 and 2006.

In addition, the Company has restated its Consolidated Balance Sheet as of September 30, 2007, its Consolidated Statements of Operations for the three and six months ended September 30, 2007 and its Consolidated Statements of Stockholders’ Equity (Deficit) and Cash Flows for the six months ended September 30, 2007 to reflect a correction in its accounting for registration payment arrangements (associated with the aforementioned securities) as required under FASB Staff Position No. 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”).  FSP 00-19-2 was effective April 1, 2007 for the Company, and the Company incorrectly accounted for its registration payment arrangements as of the effective date (which required the recording of a cumulative effect of a change in accounting principle) and for the three and six months ended September 30, 2007.

Additionally, the Company has restated its Consolidated Statements of Operations for the three and six months ended September 30, 2006 and its Consolidated Statement of Cash Flows for the six months ended September 30, 2006 for share-based compensation related to employee stock options.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The impact of the restatement on the Consolidated Statements of Operations for the three and six months ended September 30, 2007 and 2006 is summarized in the table below:

	Adjustments to Consolidated Statements of Operations: Income (Expense)
	Convertible Promissory Notes and Warrants	Registration payment arrangements	Share-based compensation	Total

Three months ended September 30, 2007	$(382,012)	$112,012	$-	$(270,000)
Three months ended September 30, 2006	144,765	-	(25,425)	119,340
Six months ended September 30, 2007	(752,727)	(54,453)	-	(807,180)
Six months ended September 30, 2006	$53,879	$-	$(50,850)	$3,029

The Company has concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal year 2007 and fiscal year 2008 was incorrect and that the necessary adjustments were material to the consolidated financial statements for the quarterly periods in fiscal years 2008 and 2007 as well as the consolidated financial statements for the fiscal years ended March 31, 2007 and 2006.

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

On April 5, 2007, the Company closed the balance of its PP2 offering and, in accordance with FSP 00-19-2, recorded a contingent liability and related charge to the consolidated Statement of Operations for the three months ended June 30, 2007 in the amount of $251,176 for the estimated liquidated damages related to this funding through March 31, 2008.  At September 30, 2007, the total liability for estimated liquidated damages was $540,176.

Share-based compensation

The Company concluded that it incorrectly calculated and recorded share-based compensation expense associated with stock options upon the adoption of Statement of Financial Accounting Standards No. 123 (revised) “Share-Based Payment” (“SFAS 123R”) on April 1, 2006.  Specifically, the Company did not calculate the fair value of employee stock options issued during the period from February 2004 through October 2004 and did not record any related expense in the Statement of Operations for the fiscal year ended March 31, 2007, or for the respective quarterly periods for that fiscal year, related to the unrecognized stock option cost as of April 1, 2006.  The Company has not issued any additional stock options to employees since October 2004.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The table below summarizes the effect of the restatement adjustments on the Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006:

	For the three months ended September 30, 2007			For the three months ended September 30, 2006

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Gross profit	$701,511	$-	$701,511	$334,600	$-	$334,600

Operating expenses	1,068,798		1,068,798	552,094	25,425	577,519

Loss from operations	(367,287)		(367,287)	(217,494)	(25,425)	(242,919)

Other income (expense)
Interest expense, net	(178,413)	112,012	(66,401)	(12,368)		(12,368)
Charge for inducement to convert debt to convertible promissory notes	(135,825)		(135,825)	-		-
Amortization of discount on convertible notes	-	(382,012)	(382,012)	-	(27,557)	(27,557)
Benefit for change in estimated fair value of derivative financial instruments - Warrants	-		-	-	172,322	172,322

Net loss	$(681,525)	$(270,000)	$(951,525)	$(229,862)	$119,340	$(110,522)

Basic & diluted net loss per share	$(0.08)		$(0.11)	$(0.03)		$(0.01)

Weighted average shares outstanding: basic and diluted	8,576,538	17,931	8,594,469	8,149,388		8,149,388

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The table below summarizes the effect of the restatement adjustments on the Consolidated Statements of Operations for the six months ended September 30, 2007 and 2006:

	For the six months ended September 30, 2007			For the six months ended September 30, 2006

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Gross profit	$1,241,643	$-	$1,241,643	$801,363	$-	$801,363

Operating expenses	1,923,988		1,923,988	1,282,281	50,850	1,333,131

Loss from operations	(682,345)		(682,345)	(480,918)	(50,850)	(531,768)

Other income (expense)
Interest expense, net	(326,960)	196,723	(130,237)	(29,787)		(29,787)
Charge for inducement to convert debt to convertible promissory notes	(135,825)		(135,825)	-		-
Amortization of discount on convertible notes	-	(752,727)	(752,727)	-	(54,814)	(54,814)
Charge for estimated liquidated damages	-	(251,176)	(251,176)	-		-
Benefit for change in estimated fair value of derivative financial instruments - Warrants	-		-	-	108,693	108,693

Net loss	$(1,145,130)	$(807,180)	$(1,952,310)	$(510,705)	$3,029	$(507,676)

Basic & diluted net loss per share	$(0.13)		$(0.23)	$(0.06)		$(0.06)

Weighted average shares outstanding: basic and diluted	8,576,538	17,931	8,594,469	8,113,504		8,113,504

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The table below summarizes the effect of the restatement adjustments on the Consolidated Balance Sheet as of September 30, 2007:

	As previously reported	Adjustments	As restated

Current liabilities:
Accounts payable	$254,701	$-	$254,701
Related party payables	185,661		185,661
Accrued liabilities	274,635		274,635
Accrued liquidated damages	-	540,694	540,694
Deferred revenue	737,186		737,186
Current portion of long-tem debt, net of discount	105,137	(15,000)	90,137
Total current liabilities	1,557,320	525,694	2,083,014

Convertible promissory notes, net of discount	3,485,491	(2,214,139)	1,271,352
Accrued interest	372,597	(199,653)	172,944
Deferred revenue	130,689		130,689
Total long-term liabilities	3,988,777	(2,413,792)	1,574,985

Total liabilities	5,546,097	(1,888,098)	3,657,999

Stockholders’ equity (deficit):
Preferred stock	-		-
Common stock	8,576	18	8,594
Additional paid-in capital	8,721,755	4,838,742	13,560,497
Cumulative effect of adoption of FSP 00-19-2	-	(755,115)	(755,115)
Accumulated deficit	(10,343,610)	(2,195,547)	(12,539,157)
Total stockholders’ equity (deficit)	(1,613,279)	1,888,098	274,819

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,932,818	$-	$3,932,818

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The table below summarizes the effect of the restatement adjustments as well as the correction in errors in the reporting of components of cash flows from operations and cash flows from financing activities on the Consolidated Statement of Cash Flows for the six months ended September 30, 2007:

	As previously reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,145,130)	$(807,180)	$(1,952,310)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for estimated liquidated damages	-	251,176	251,176
Amortization of discount on convertible promissory notes - outside investors	-	732,809	732,809
Amortization of discount on convertible promissory notes - related parties	-	19,918	19,918
Charge for inducement to convert debt to convertible promissory notes	-	135,825	135,825
Depreciation and amortization	164,873		164,873
Changes in operating assets and liabilities:
Accounts receivable	(272,302)		(272,302)
Inventory	(17,847)		(17,847)
Prepaid expenses	(879)		(879)
Accrued liabilities	194,108	(196,426)	(2,318)
Accounts payable	(256,302)	223,763	(32,539)
Deferred revenue	317,728		317,728
Net cash used in operating activities	(1,015,751)	359,885	(655,866)

Net cash used in investing activities	(123,067)		(123,067)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of convertible promissory notes	1,584,885	(359,885)	1,225,000
Payments on convertible promissory notes and other loans	(74,215)		(74,215)
Net payments on line of credit	(62,094)		(62,094)
Payments on capital lease	(2,063)		(2,063)
Net cash provided by financing activities	1,446,513	(359,885)	1,086,628

Net increase in cash and cash equivalents	307,695		307,695
Cash and cash equivalents at beginning of period	534,871		534,871
Cash and cash equivalents at end of period	$842,566	$-	$842,566

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The table below summarizes the effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the six months ended September 30, 2006.  There was no impact on cash flows from investing or financing activities.

	As previously reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(510,705)	$3,029	$(507,676)
Adjustments used to reconcile net loss to net cash used in operating activities	306,972		306,972
Amortization of discount on convertible promissory notes	-	54,814	54,814
Benefit for change in estimated fair value of derivative financial instruments - Warrants	-	(108,693)	(108,693)
Share-based compensation	-	50,850	50,850
Net cash used in operating activities	$(203,733)	$-	$(203,733)

NOTE 3 - CONCENTRATION OF RISK

For the three months ended September 30, 2007, the Company received approximately 35% of its gross revenues from its top three re-sellers.  This represents an increase in the concentration of customers from the 33% reported for the three months ended September 30, 2006.  The loss of these re-sellers would adversely impact the business of the Company.

NOTE 4 - LEASE COMMITMENT

As of September 30, 2007, the Company leased approximately 4,264 square feet of office space at 17304 Preston Road, Suite 975, Dallas, Texas from Memshalah Realty, a successor to CMD Realty Fund.  The lease payments are approximately $7,626 per month and the lease expires November 30, 2009.  At September 30, 2007, this office space was used as the corporate headquarters.

The minimum future lease payments under this lease for the next five years are:

October 1, 2007 - March 31, 2008	$45,756
April 1, 2008 - March 31, 2009	94,357
April 1, 2009 – March 31, 2010	63,852
April 1, 2010 - March 31, 2011	-
April 1, 2011 - March 31, 2012	-
Total minimum future lease payments	$203,965

NOTE 5 - COMMON STOCK

On July 1, 2006, the Company issued 70,803 shares of common stock in connection with the exercise of warrants issued in the merger of the Company with XBridge Software, Inc.  The exercise price of the warrants was $0.46 per share.  The warrants were exercised for notes payable totaling $32,594.

On August 1, 2006, the Company issued 4,034 shares of common stock upon conversion of the principal and accrued interest on a previously issued convertible note.  The principal amount of the note converted was $1,000 and the amount of accrued interest converted $3,034.  The notes converted at $1.00 per share.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

During the quarter ended September 30, 2007, the Company elected to compensate PP1 Note holders who had opted to convert their PP1 Notes into shares of common stock, which remained unregistered with the SEC as of the date the PP1 Notes became due and payable on December 13, 2006.  The amount offered to, and accepted by, the shareholders was $135,825, payable in the form of additional shares of common stock.  In August 2007, the company recorded a non-cash charge and liability in the amount of $135,825 for the impending issuance of this stock.  On January 11, 2008, the Company issued 134,462 shares of common stock at the agreed upon conversion rate of $1.01, and paid $19 in cash for fractional shares in settlement of this liability.

NOTE 6 – LINE OF CREDIT

On May 18, 2007, the Company secured a line of credit with JPMorgan Chase Bank in the amount of $50,000.  The line of credit carries an interest rate of prime plus one half-point.  The line of credit is secured with a deposit guarantee of $50,000.  At September 30, 2007, the total amount outstanding on this line of credit was $-0-.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

On April 5, 2007, the Company issued a PP2 Note in the principal amount of $30,000, and issued PP2 Warrants to purchase 30,000 shares of the Company’s common stock to Derek Downs, an officer and director of the Company, in connection with the cancellation of an equal amount of the Company’s outstanding obligations. As of September 30, 2007, interest of $2,871 had been accrued on this PP2 Note.

On April 5, 2007, the Company issued a PP2 Note in the principal amount of $70,779, and issued PP2 Warrants to purchase 70,779 shares of the Company’s common stock to Gregory Royal, an officer and director of the Company, in connection with the cancellation of an equal amount of the Company’s outstanding obligations. As of September 30, 2007, interest of $6,773 had been accrued on this PP2 Note.

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

During the six months ended September 30, 2007, the Company paid $54,215 of principal and accrued interest of $9,770 on certain PP1 Notes.  At September 30, 2007, there was $89,785 of principal and $24,711 of accrued interest due on the outstanding PP1 Notes.  During the quarter ended September 30, 2007, the Company elected to compensate PP1 Note holders who had opted to convert their PP1 Notes into shares of common stock, which remained unregistered with the SEC as of the date the PP1 Notes became due and payable on December 13, 2006. The amount offered to, and accepted by, these shareholders was $135,825, payable in the form of additional shares of common stock. In August 2007, the Company accrued a liability for the amount of this debt conversion expense, pending the issuance of the additional shares.

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

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

Forward Looking Statements:

Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts.  Certain statements in this Form 10-QSB/A are forward-looking statements. Words such as “expects,” “believes,” “anticipates,” “may,” “intends,” “projects,” “estimates” and similar expressions are intended to identify forward-looking statements.  The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will be achieved or accomplished.  However, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Such risks and uncertainties include, but are not limited to, limited operating history, historical operating losses and the uncertainty of the Company’s profitability in the future, the need to raise additional capital to sustain operations and implement its future business plan, and other factors that may be beyond the Company’s control.  These factors include changes in regulations or legislation, adverse determination with respect to litigation or other claims, ability to recruit and retain employees, and increases in operating costs.  Factors that could cause or contribute to these differences have been included throughout the public filings from the Company.  The Company has no obligation to publicly update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

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

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its Consolidated Balance Sheet as of September 30, 2007, its Consolidated Statements of Operations for the three and six months ended September 30, 2007 and 2006, its Consolidated Statement of Stockholders’ Equity (Deficit) for the six months ended September 30, 2007 and its Consolidated Statements of Cash Flows for the six months ended September 30, 2007 and 2006 to correct its accounting for its Senior Unsecured Convertible Promissory Notes and detachable warrants issued in private placements during the period from December 2004 to April 2007 (the “PP1 Notes,” “PP1 Warrants,” “PP2 Notes” and “PP2 Warrants”). The Company concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal years 2007 and 2008, including the associated registration payments was incorrect, and that the necessary adjustments were material to the consolidated financial statements as of September 30, 2007 and for the three and six months ended September 30, 2007 and 2006.

In addition, the Company has restated its Consolidated Balance Sheet as of September 30, 2007, its Consolidated Statements of Operations for the three and six months ended September 30, 2007 and its Consolidated Statements of Stockholders’ Equity (Deficit) and Cash Flows for the six months ended September 30, 2007 to reflect a correction in its accounting for registration payment arrangements (associated with the aforementioned securities) as required under FASB Staff Position No. 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”).  FSP 00-19-2 was effective April 1, 2007 for the Company, and the Company incorrectly accounted for its registration payment arrangements as of the effective date (which required the recording of a cumulative effect of a change in accounting principle) and for the three and six months ended September 30, 2007.

Additionally, the Company has restated its Consolidated Statements of Operations for the three and six months ended September 30, 2006 and its Consolidated Statement of Cash Flows for the six months ended September 30, 2006 for share-based compensation related to employee stock options.

The impact of the restatement on the Consolidated Statements of Operations for the three and six months ended September 30, 2007 and 2006 is summarized in the table below:

	Adjustments to Consolidated Statements of Operations: Income (Expense)
	Convertible Promissory Notes and Warrants	Registration payment arrangements	Share-based compensation	Total

Three months ended September 30, 2007	$(382,012)	$112,012	$-	$(270,000)
Three months ended September 30, 2006	144,765	-	(25,425)	119,340
Six months ended September 30, 2007	(752,727)	(54,453)	-	(807,180)
Six months ended September 30, 2006	$53,879	$-	$(50,850)	$3,029

The Company has concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal year 2007 and fiscal year 2008 was incorrect and that the necessary adjustments were material to the consolidated financial statements for the quarterly periods in the fiscal years 2008 and 2007 as well as the consolidated financial statements for the fiscal years ended March 31, 2007 and 2006.

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

On April 5, 2007, the Company closed the balance of its PP2 offering and, in accordance with FSP 00-19-2, recorded a contingent liability and related charge to the consolidated Statement of Operations for the three months ended June 30, 2007 in the amount of $251,176 for the estimated liquidated damages related to this funding through March 31, 2008.  At September 30, 2007, the total liability for estimated liquidated damages was $540,176.

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

The table below summarizes the effect of the restatement adjustments on the Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006:

	For the three months ended September 30, 2007			For the three months ended September 30, 2006

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Gross profit	$701,511	$-	$701,511	$334,600	$-	$334,600

Operating expenses	1,068,798		1,068,798	552,094	25,425	577,519

Loss from operations	(367,287)		(367,287)	(217,494)	(25,425)	(242,919)

Other income (expense)
Interest expense, net	(178,413)	112,012	(66,401)	(12,368)		(12,368)
Charge for inducement to convert debt to convertible promissory notes	(135,825)		(135,825)	-		-
Amortization of discount on convertible notes	-	(382,012)	(382,012)	-	(27,557)	(27,557)
Benefit for change in estimated fair value of derivative financial instruments - Warrants	-		-	-	172,322	172,322

Net loss	$(681,525)	$(270,000)	$(951,525)	$(229,862)	$119,340	$(110,522)

Basic & diluted net loss per share	$(0.08)		$(0.11)	$(0.03)		$(0.01)

Weighted average shares outstanding: basic and diluted	8,576,538	17,931	8,594,469	8,149,388		8,149,388

The table below summarizes the effect of the restatement adjustments on the Consolidated Statements of Operations for the six months ended September 30, 2007 and 2006:

	For the six months ended September 30, 2007			For the six months ended September 30, 2006

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Gross profit	$1,241,643	$-	$1,241,643	$801,363	$-	$801,363

Operating expenses	1,923,988		1,923,988	1,282,281	50,850	1,333,131

Loss from operations	(682,345)		(682,345)	(480,918)	(50,850)	(531,768)

Other income (expense)
Interest expense, net	(326,960)	196,723	(130,237)	(29,787)		(29,787)
Charge for inducement to convert debt to convertible promissory notes	(135,825)		(135,825)	-		-
Amortization of discount on convertible notes	-	(752,727)	(752,727)	-	(54,814)	(54,814)
Charge for estimated liquidated damages	-	(251,176)	(251,176)	-		-
Benefit for change in estimated fair value of derivative financial instruments - Warrants	-		-	-	108,693	108,693

Net loss	$(1,145,130)	$(807,180)	$(1,952,310)	$(510,705)	$3,029	$(507,676)

Basic & diluted net loss per share	$(0.13)		$(0.23)	$(0.06)		$(0.06)

Weighted average shares outstanding: basic and diluted	8,576,538	17,931	8,594,469	8,113,504		8,113,504

The table below summarizes the effect of the restatement adjustments on the Consolidated Balance Sheet as of September 30, 2007:

	As previously reported	Adjustments	As restated

Current liabilities:
Accounts payable	$254,701	$-	$254,701
Related party payables	185,661		185,661
Accrued liabilities	274,635		274,635
Accrued liquidated damages	-	540,694	540,694
Deferred revenue	737,186		737,186
Current portion of long-tem debt, net of discount	105,137	(15,000)	90,137
Total current liabilities	1,557,320	525,694	2,083,014

Convertible promissory notes, net of discount	3,485,491	(2,214,139)	1,271,352
Accrued interest	372,597	(199,653)	172,944
Deferred revenue	130,689		130,689
Total long-term liabilities	3,988,777	(2,413,792)	1,574,985

Total liabilities	5,546,097	(1,888,098)	3,657,999

Stockholders’ equity (deficit):
Preferred stock			-
Common stock	8,576	18	8,594
Additional paid-in capital	8,721,755	4,838,743	13,560,498
Cumulative effect of adoption of FSP 00-19-2	-	(755,115)	(755,115)
Accumulated deficit	(10,343,610)	(2,195,548)	(12,539,158)
Total stockholders’ equity (deficit)	(1,613,279)	1,888,098	274,819

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,932,818	$-	$3,932,818

The table below summarizes the effect of the restatement adjustments as well as the correction in errors in the reporting of components of cash flows from operations and cash flows from financing activities on the Consolidated Statement of Cash Flows for the six months ended September 30, 2007:

	As previously reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,145,130)	$(807,181)	$(1,952,311)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for estimated liquidated damages	-	251,176	251,176
Amortization of discount on convertible promissory notes - outside investors	-	732,809	732,809
Amortization of discount on convertible promissory notes - related parties	-	19,918	19,918
Charge for inducement to convert debt to convertible promissory notes	-	135,825	135,825
Depreciation and amortization	164,873		164,873
Changes in operating assets and liabilities:
Accounts receivable	(272,302)		(272,302)
Inventory	(17,847)		(17,847)
Prepaid expenses	(879)		(879)
Accrued liabilities	194,108	(196,425)	(2,317)
Accounts payable	(256,302)	223,763	(32,539)
Deferred revenue	317,728		317,728
Net cash used in operating activities	(1,015,751)	359,885	(655,866)

Net cash used in investing activities	(123,067)		(123,067)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of convertible promissory notes	1,584,885	(359,885)	1,225,000
Payments on convertible promissory notes and other loans	(74,215)		(74,215)
Net payments on line of credit	(62,094)		(62,094)
Payments on capital lease	(2,063)		(2,063)
Net cash provided by financing activities	1,446,513	(359,885)	1,086,628

Net increase in cash and cash equivalents	307,695		307,695
Cash and cash equivalents at beginning of year	534,871		534,871
Cash and cash equivalents at end of year	$842,566	$-	$842,566

The table below summarizes the effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the six months ended September 30, 2006.  There was no impact on cash flows from investing or financing activities.

	As previously reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(510,705)	$3,029	$(507,676)
Adjustments used to reconcile net loss to net cash used in operating activities:	306,972		306,972
Amortization of discount on convertible promissory notes	-	54,814	54,814
Benefit for change in estimated fair value of derivative financial instruments - Warrants	-	(108,693)	(108,693)
Share-based compensation	-	50,850	50,850
Net cash used in operating activities	$(203,733)	$-	$(203,733)

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended September 30, 2007, the Company used $655,866 of cash from operating activities, used cash of $123,067 from investing activities and generated net cash of $1,086,628 from financing activities.  The Company generated cash of $1,225,000 from the issuance of the PP2 Notes offering that closed in April 2007.

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

ITEM 3.  Controls and Procedures

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of the Company's management, chief executive and chief financial officers, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon the evaluation, the Company's chief executive and chief financial officers concluded that, as of the end of the period, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the reports that we file and submit pursuant to the Exchange Act.

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

As a result of these restatements, we conducted a search and retained new financial leadership with the addition of a Chief Financial Officer in March of 2008.  On July 14, 2008, the CFO was terminated, for, among other reasons, the inability to provide the necessary technical accounting expertise for the recording of complex financial transactions, preparation of financial statements, management reporting and disclosure reporting.  To remediate the situation, an independent consultant with prior CFO experience with micro-cap companies was retained to complete the financial reporting requirements.  While engaged, this financial consultant identified the Company’s incorrect accounting for the Company’s PP1 Notes, PP1 Warrants, PP2 Notes, PP2 Warrants and share-based compensation expense related to stock options issued to employees during the fiscal years 2005 through 2007.  This resulted in the Company further amending its consolidated financial statements for the fiscal year ended March 31, 2007 and restating its consolidated financial statements for the fiscal year ended March 31, 2006. Further, we have amended our consolidated financial statements for the three months ended June 30, 2007 and restated our consolidated financial statements for the three months ended June 30, 2006. In addition,, we have amended our consolidated financial statements for the three and six months ended September 30, 2007 and restated our consolidated financial statements for the three and six months ended September 30, 2006, both of which are included in this Report.  Further and as a result of the impact of these errors, the Company expects to restate and refile its Form 10-QSB filings for the period ended December 31, 2007 within a reasonably practical time period.

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

None

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  Submission Of Matters To A Vote Of Securities Holders

None

ITEM 5.  Other Information

None

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

CISTERA NETWORKS, INC.

Date: October 10, 2008	/s/ Derek P. Downs
Derek P. Downs
Chief Executive Officer and interim
Chief Financial Officer

(Principal Executive, Financial and
Accounting Officer)