Form 10QSB/A
period 2007-12-31
Cistera Networks, Inc.
filed 2008-10-17
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-QSB/A
(Amendment No. 1)

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

Transitional Small Business Disclosure Format (check one): Yes     No X

CISTERA NETWORKS, INC & SUBSIDIARY
TABLE OF CONTENTS

	Explanatory Note	2

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets – December 31, 2007 (unaudited) (as restated) and
	March 31, 2007 (audited)	3

	Consolidated Statements of Operations – For the three months ended December 31, 2007
	and 2006 (unaudited) (as restated)	5

	Consolidated Statements of Operations – For the nine months ended December 31, 2007
	and 2006 (unaudited) (as restated)	6

	Consolidated Statement of Stockholders’ Deficit – December 31, 2007 (unaudited)
	(as restated) and March 31, 2007 (audited)	7

	Consolidated Statements of Cash Flows – For the nine months ended December 31, 2007 and
	2006 (unaudited) (as restated)	8

	Notes to Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis or Plan of Operation	27

Item 3.	Controls and Procedures	40

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

SIGNATURE		44

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A (the “Report”) for the quarterly period ended December 31, 2007 includes a restatement of our consolidated financial statements for the quarterly periods ended December 31, 2007 and 2006 (and related disclosures), initially filed on January 25, 2008.

The Company has restated its Consolidated Balance Sheet as of December 31, 2007, its Consolidated Statements of Operations for the three and nine months ended December 31, 2007 and 2006, its Consolidated Statement of Stockholders’ Deficit for the nine months ended December 31, 2007 and its Consolidated Statements of Cash Flows for the nine months ended December 31, 2007 and 2006 (as contained in this Report) to correct its accounting for its Senior Unsecured Convertible Promissory Notes and detachable warrants issued in private placements during the period from December 2004 to April 2007 (the “PP1 Notes,” “PP1 Warrants,” “PP2 Notes” and “PP2 Warrants”).  Also, the Company has restated its Consolidated Balance Sheet as of December 31, 2007, its Consolidated Statements of Operations for the three and nine months ended December 31, 2007 and its Consolidated Statements of Stockholders’ Deficit and Cash Flows for the nine months ended December 31, 2007 to correct its accounting for registration payment arrangements associated with the aforementioned securities.  The Company concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal years 2007 and 2008, including the associated registration payments, was incorrect, and that the necessary adjustments were material to the consolidated financial statements as of December 31, 2007 and for the three and nine months ended December 31, 2007 and 2006.  Additionally, the Company has restated its Consolidated Statements of Operations for the three and nine months ended December 31, 2006 and its Consolidated Statement of Cash Flows for the nine months ended December 31, 2006 for share-based compensation related to employee stock options.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2007	March 31, 2007
	As restated
Current Assets:
Cash	$447,601	$534,871
Accounts receivable	425,367	314,178
Other receivable	16,037	23,927
Inventory	150,367	75,743
Prepaid expenses	27,553	10,143

Total Current Assets	1,066,925	958,862

Fixed Assets:
Computer equipment	203,595	123,035
Trade show booth & fixtures	15,637	10,641
Office equipment	207,174	129,064
Property held under capital leases	10,205	10,205
Less Accumulated depreciation	(200,383)	(150,899)

Net Fixed Assets	236,228	122,046

Intangible Assets:
Intellectual property	2,717,755	2,717,755
Software development	366,040	366,040
Less Amortization	(992,633)	(788,802)

Net Intangible Assets	2,091,162	2,294,993

Total Assets	$3,394,315	$3,375,901

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	December 31, 2007	March 31, 2007
	As restated
Current Liabilities:
Accounts payable	$264,522	$544,796
Accrued liabilities	593,803	547,714
Accrued liquidated damages – outside investors	525,115	-
Accrued liquidated damages – related parties	15,579	-
Related party payables	171,137	24,038
Line of credit	17,534	62,094
Convertible promissory notes – outside investors, net of discount	380,252	144,000
Current portion of other long-term debt	-	2,415
Current portion of deferred revenue	862,785	465,179

Total Current Liabilities	2,830,727	1,790,236

Long-Term Liabilities
Convertible promissory notes – outside investors, net of discount	1,308,834	237,395
Convertible promissory notes – related parties, net of discount	49,704	-
Accrued interest	149,836	50,309
Derivative financial instruments – warrants	-	2,265,225
Deferred revenue	184,216	84,968
Total Long-Term Liabilities	1,692,590	2,637,897

Total Liabilities	4,523,317	4,428,133

Stockholders’ Deficit:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common Stock, $0.001 par value; 50,000,000 shares authorized; 8,594,469 and 8,292,022 shares issued and outstanding, Respectively	8,594	8,292
Additional Paid-In Capital	13,560,497	9,526,323
Accumulated Deficit	(14,698,093)	(10,586,847)
Total Stockholders’ Deficit	(1,129,002)	(1,052,232)

Total Liabilities and Stockholders’ Deficit	$3,394,315	$3,375,901

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC.& SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2007	2006
	As restated	As restated

Revenues	$618,761	$601,871
Cost of goods sold	98,501	92,559

Gross Profit	520,260	509,312

Expenses:
Sales and marketing	349,722	113,631
Research and development	166,550	134,475
Software consulting	523,443	224,412
General and administrative	426,255	241,857

Total Expenses	1,465,970	714,375

Loss from operations	(945,710)	(205,063)

Other Income (Expense)
Interest income	3,760	8
Interest expense	(79,860)	(12,431)
Amortization of discount on convertible notes – outside investors	(371,774)	(27,557)
Amortization of discount on convertible notes – related parties	(10,237)	-
Benefit for change in estimated fair value of derivative financial instruments – Warrants	-	118,329
Total Other Income (Expense)	(458,111)	78,349

Net Loss	$(1,403,821)	$(126,714)

Basic & diluted net loss per share	$(0.16)	$(0.02)

Weighted Average Shares outstanding – basic and diluted	8,594,469	8,152,648

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC.& SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended December 31,
	2007	2006
	As restated	As restated

Revenues	$2,192,330	$1,496,488
Cost of goods sold	430,427	185,813

Gross Profit	1,761,903	1,310,675

Expenses:
Sales and marketing	698,424	212,877
Research and development	475,026	382,315
Software consulting	1,201,320	681,164
General and administrative	1,015,188	771,150

Total Expenses	3,389,958	2,047,506

Loss from operations	(1,628,055)	(736,831)

Other Income (Expense)
Interest income	21,883	59
Interest expense	(228,220)	(42,269)
Charge for inducement to convert debt to convertible promissory notes	(135,825)	-
Amortization of discount on convertible notes – outside investors	(1,104,583)	(82,371)
Amortization of discount on convertible notes – related parties	(30,155)	-
Charge for estimated liquidated damages	(251,176)	-
Benefit for change in estimated fair value of derivative financial instruments – Warrants	-	227,022
Total Other Income (Expense)	(1,728,076)	102,441

Net Loss	$(3,356,131)	$(634,390)

Basic & diluted net loss per share	$(0.39)	$(0.08)

Weighted Average Shares – outstanding – basic and diluted	8,594,469	8,126,989

 The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Nine Months Ended December 31, 2007
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balances at March 31, 2007	-	$-	8,292,022	$8,292	$9,526,323	$(10,586,847)	$(1,052,232)
Cumulative effect of the change in an accounting principle (Note 2)					2,730,824	(755,115)	1,975,709
Allocation of discount on convertible promissory notes to warrants (Note 2)					488,054		488,054
Beneficial conversion feature of convertible promissory notes (Note 2)					815,599		815,599
Adjustment for common stock shares previously not reported			302,447	302	(303)		(1)

Net loss for the nine months ended December 31, 2007, as restated						(3,356,131)	(3,356,131)

Balances at December 31, 2007, as restated	-	$-	8,594,469	$8,594	$13,560,497	$(14,698,093)	$(1,129,002)

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2007	2006
	As restated	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,356,131)	$(634,390)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for estimated liquidated damages	251,176	-
Amortization of discount on convertible promissory notes – outside investors	1,104,583	82,371
Amortization of discount on convertible promissory notes – related parties	30,155	-
Stock issued for investors fees	10,000	-
Benefit for change in estimated fair value of derivative financial instruments – Warrants	-	(227,022)
Share-based compensation	-	76,275
Charge for inducement to convert debt to convertible promissory notes	135,825	-
Depreciation and amortization	253,315	270,861
Changes in operating assets and liabilities:
Accounts receivable	(103,299)	(14,978)
Inventory	(74,624)	(33,773)
Prepaid expenses	(17,410)	32,208
Accrued liabilities	297,029	90,043
Accounts payable	(33,204)	(151,831)
Deferred revenue	496,854	329,486
Net cash used in operating activities	(1,005,731)	(180,750)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(163,666)	(8,197)
Net cash used in investing activities	(163,666)	(8,197)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease	(2,415)	(2,621)
Net cash proceeds from issuance of convertible promissory notes	1,225,000	332,500
Proceeds from loans	-	16,434
Net payments on line of credit	(44,560)	-
Payments on loans and convertible promissory notes	(95,898)	(70,434)
Net cash provided by financing activities	1,082,127	275,879

Net increase (decrease) in cash and cash equivalents	(87,270)	86,932
Cash and cash equivalents at beginning of period	534,871	60,990
Cash and cash equivalents at end of period	$447,601	$147,922

The accompanying notes are an integral part of these financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine months ended December 31,
	2007	2006
	As restated	As restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$14,878	$7,276
Income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued interest to common stock	$-	$17,931
Conversion of accounts payable and other accrued liabilities to convertible promissory notes	363,171	5,862
Conversion of other notes payable to common stock	-	36,628
Allocation of discount on convertible promissory notes to warrants	488,054	178,199
Discount related to beneficial conversion feature on convertible promissory notes	815,599	82,719

OTHER NON-CASH TRANSACTIONS:

Cumulative effect of change in accounting principle:
Reclassification of Warrants from derivative financial instruments to equity securities (as valued at inception)	$2,730,824	$-
Accrued liquidated damages at April 1, 2007	289,518
Reclassification of Warrants from derivative financial instruments to equity securities (as valued at April 1, 2007)	(2,265,227)
Cumulative effect of change in accounting principle	$755,115	$-

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

Interim Reporting

The unaudited consolidated financial statements as of December 31, 2007, and for the three and nine months ended December 31, 2007 and 2006 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position and stockholders’ deficit at December 31, 2007 and the consolidated results of operations and cash flows for the three and nine months ended December 31, 2007 and 2006.  Operating results for interim periods are not necessarily indicative of the results that can be expected for full years.  These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended March 31, 2007, as amended.

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

Diluted loss per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common stock equivalents.  At December 31, 2007, the total number of potentially dilutive common stock equivalents was 10,399,356. At December 31, 2006, the total number of potentially dilutive common stock equivalents was 3,557,058. These potentially dilutive common stock equivalents have been excluded from the diluted share calculations for the three and nine months ended December 31, 2007 and 2006, respectively, as they were antidilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Reclassifications

Certain reclassifications have been made in the fiscal year 2007 financial statements to conform to the fiscal year 2008 presentation.

Stock Options

See Note 2 to these unaudited consolidated financial statements for discussion of the Company’s restatement related to share-based compensation for the three and nine months ended December 31, 2006.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised), “Business Combinations—a replacement of FASB Statement No. 141 (“SFAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. Management is currently evaluating the potential impact of adopting SFAS 141(R) on the Company’s consolidated financial statements.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its Consolidated Balance Sheet as of December 31, 2007, its Consolidated Statements of Operations for the three and nine months ended December 31, 2007 and 2006, its Consolidated Statement of Stockholders’ Deficit for the nine months ended December 31, 2007 and its Consolidated Statements of Cash Flows for the nine months ended December 31, 2007 and 2006 to correct its accounting for its Senior Unsecured Convertible Promissory Notes and detachable warrants issued in private placements during the period from December 2004 to April 2007 (the “PP1 Notes,” “PP1 Warrants,” “PP2 Notes” and “PP2 Warrants”). The Company concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal years 2007 and 2008, including the associated registration payments, was incorrect, and that the necessary adjustments were material to the consolidated financial statements as of December 31, 2007 and for the three and nine months ended December 31, 2007 and 2006.

In addition, the Company has restated its Consolidated Balance Sheet as of December 31, 2007, its Consolidated Statements of Operations for the three and nine months ended December 31, 2007 and its Consolidated Statements of Stockholders’ Deficit and Cash Flows for the nine months ended December 31, 2007 to reflect a correction in its accounting for registration payment arrangements (associated with the aforementioned securities) as required under FASB Staff Position No. 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”).  FSP 00-19-2 was effective April 1, 2007 for the Company, and the Company incorrectly accounted for its registration payment arrangements as of the effective date (which required the recording of a cumulative effect of a change in accounting principle) and for the three and nine months ended December 31, 2007.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Additionally, the Company has restated its Consolidated Statements of Operations for the three and nine months ended December 31, 2006 and its Consolidated Statement of Cash Flows for the nine months ended December 31, 2006 for share-based compensation related to employee stock options.

The impact of the restatement on the Consolidated Statements of Operations for the three and nine months ended December 31, 2007 and 2006 is summarized in the table below:

	Adjustments to Consolidated Statements of Operations: Income (Expense)
	Convertible Promissory Notes and Warrants	Registration payment arrangements	Share-based compensation	Total

Three months ended December 31, 2007	$(382,011)	$155,984	$-	$(226,027)
Three months ended December 31, 2006	90,772	-	(25,425)	65,347
Nine months ended December 31, 2007	(1,134,738)	101,531	-	(1,033,207)
Nine months ended December 31, 2006	$144,651	$-	$(76,275)	$68,376

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

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

On April 5, 2007, the Company closed the balance of its PP2 offering and, in accordance with FSP 00-19-2, recorded a contingent liability and related charge to the consolidated Statement of Operations for the three months ended June 30, 2007 in the amount of $251,176 for the estimated liquidated damages related to this funding through March 31, 2008.  At December 31, 2007, the total liability for estimated liquidated damages was $540,176.

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The table below summarizes the effect of the restatement adjustments on the Consolidated Statements of Operations for the three months ended December 31, 2007 and 2006:

	For the three months ended December 31, 2007			For the three months ended December 31, 2006

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Gross profit	$520,260	$-	$520,260	$509,312	$-	$509,312

Operating expenses	1,465,970		1,465,970	688,950	25,425	714,375

Loss from operations	(945,710)		(945,710)	(179,638)	(25,425)	(205,063)

Other income (expense)
Interest expense, net	(232,084)	155,984	(76,100)	(12,423)		(12,423)
Amortization of discount on convertible notes	-	(382,011)	(382,011)	-	(27,557)	(27,557)
Benefit for change in estimated fair value of derivative financial instruments - Warrants	-		-	-	118,329	118,329

Net loss	$(1,177,794)	$(226,027)	$(1,403,821)	$(192,061)	$65,347	$(126,714)

Basic & diluted net loss per share	$(0.14)		$(0.16)	$(0.02)		$(0.02)

Weighted average shares outstanding: basic and diluted	8,576,538	17,931	8,594,469	8,152,648		8,152,648

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The table below summarizes the effect of the restatement adjustments on the Consolidated Statements of Operations for the nine months ended December 31, 2007 and 2006:

	For the nine months ended December 31, 2007			For the nine months ended December 31, 2006

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Gross profit	$1,761,903	$-	$1,761,903	$1,310,675	$-	$1,310,675

Operating expenses	3,389,958		3,389,958	1,971,231	76,275	2,047,506

Loss from operations	(1,628,055)		(1,628,055)	(660,556)	(76,275)	(736,831)

Other income (expense)
Interest expense, net	(559,044)	352,707	(206,337)	(42,210)		(42,210)
Charge for inducement to convert debt to convertible promissory notes	(135,825)		(135,825)	-		-
Amortization of discount on convertible notes	-	(1,134,738)	(1,134,738)	-	(82,371)	(82,371)
Charge for estimated liquidated damages	-	(251,176)	(251,176)	-		-
Benefit for change in estimated fair value of derivative financial instruments - Warrants	-		-	-	227,022	227,022

Net loss	$(2,322,924)	$(1,033,207)	$(3,356,131)	$(702,766)	$68,376	$(634,390)

Basic & diluted net loss per share	$(0.27)		$(0.39)	$(0.09)		$(0.08)

Weighted average shares outstanding: basic and diluted	8,576,538	17,931	8,594,469	8,126,989		8,126,989

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The table below summarizes the effect of the restatement adjustments on the Consolidated Balance Sheet as of December 31, 2007:
	As previously reported	Adjustments	As restated

Current liabilities:
Accounts payable	$264,522	$-	$264,522
Related party payables	171,137		171,137
Accrued liabilities	593,803		593,803
Accrued liquidated damages	-	540,694	540,694
Line of credit	17,534		17,534
Convertible promissory notes – outside investors, net of discount	525,711	(145,459)	380,252
Deferred revenue	862,785		862,785
Total current liabilities	2,435,492	395,235	2,830,727

Convertible promissory notes, net of discount	3,060,206	(1,701,668)	1,358,538
Accrued interest	505,474	(355,638)	149,836
Deferred revenue	184,216		184,216
Total long-term liabilities	3,749,896	(2,057,306)	1,692,590

Total liabilities	6,185,388	(1,662,071)	4,523,317

Stockholders’ deficit:
Preferred stock	-		-
Common stock	8,576	18	8,594
Additional paid-in capital	8,721,755	4,838,742	13,560,497
Cumulative effect of adoption of FSP 00-19-2	-	(755,115)	(755,115)
Accumulated deficit	(11,521,404)	(2,421,574)	(13,942,978)
Total stockholders’ deficit	(2,791,073)	1,662,071	(1,129,002)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,394,315	$-	$3,394,3185

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The table below summarizes the effect of the restatement adjustments as well as the correction of errors in the reporting of components of cash flows from operations and cash flows from financing activities on the Consolidated Statement of Cash Flows for the nine months ended December 31, 2007:

	As previously reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,322,924)	$(1,033,207)	$(3,356,131)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for estimated liquidated damages	-	251,176	251,176
Amortization of discount on convertible promissory notes - outside investors	-	1,104,583	1,104,583
Amortization of discount on convertible promissory notes - related parties	-	30,155	30,155
Charge for inducement to convert debt to convertible promissory notes	-	135,825	135,825

Stock issued for investor fees	13,078	(3,078)	10,000
Depreciation and amortization	253,317	(2)	253,315
Changes in operating assets and liabilities:
Accounts receivable	(103,299)		(103,299)
Inventory	(74,500)	(124)	(74,624)
Prepaid expenses	(17,410)		(17,410)
Accrued liabilities	625,167	(328,138)	297,029
Accounts payable	(238,856)	205,652	(33,204)
Deferred revenue	499,929	(3,075)	496,854
Net cash used in operating activities	(1,365,498)	359,767	(1,005,731)

Net cash used in investing activities	(163,666)	-	(163,666)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of convertible promissory notes	1,584,885	(359,885)	1,225,000
Payments on convertible promissory notes and other loans	(95,898)		(95,898)
Net payments on line of credit	(44,678)	118	(44,560)
Payments on capital lease	(2,415)		(2,415)
Net cash provided by financing activities	1,441,894	(359,767)	1,082,127

Net decrease in cash and cash equivalents	(87,270)		(87,270)
Cash and cash equivalents at beginning of period	534,871		534,871
Cash and cash equivalents at end of period	$447,601	$-	$447,601

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The table below summarizes the effect of the restatement adjustments as well as the correction of errors in the reporting of components of cash flows from operations and cash flows from financing activities on the Consolidated Statement of Cash Flows for the nine months ended December 31, 2006.

	As previously reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(702,766)	$68,376	$(634,390)
Adjustments used to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible promissory notes	-	82,371	82,371
Benefit for change in estimated fair value of derivative financial instruments - Warrants	-	(227,022)	(227,022)
Share-based compensation	-	76,275	76,275
Stock issued for accrued interest	13,060	(13,060)	-
Depreciation and amortization	270,861		270,861
Changes in operating assets and liabilities:
Accounts receivable	(266,399)	251,421	(14,978)
Inventory	(33,773)		(33,773)
Prepaid expenses	32,208		32,208
Accrued liabilities	71,121	18,922	90,043
Accounts payable	(151,831)		(151,831)
Deferred revenue	329,486		329,486
Net cash used in operating activities	(438,033)	257,283	(180,750)

Net cash used in investing activities	(8,197)	-	(8,197)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of convertible promissory notes	338,362	(5,862)	332,500
Payments on convertible promissory notes and other loans	(70,434)		(70,434)
Net proceeds on line of credit	251,421	(251,421)	-
Proceeds from loans	16,434		16,434
Payments on capital lease	(2,621)		(2,621)
Net cash provided by financing activities	533,162	(257,283)	275,879

Net increase in cash and cash equivalents	86,932		86,932
Cash and cash equivalents at beginning of period	60,990		60,990
Cash and cash equivalents at end of period	$147,922	$-	$147,922

NOTE 3 - CONCENTRATION OF RISK

For the quarter ended December 31, 2007, the Company received approximately 36% of its gross revenues from its top three re-sellers.  This represents an increase in concentration of business from the 20% reported for the quarter ended December 31, 2006.  The loss of these re-sellers would adversely impact the business of the Company.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 - LEASE COMMITMENT

As of December 31, 2007, the Company leased approximately 4,264 square feet of office space at 17304 Preston Road, Suite 975, Dallas, Texas from Memshalah Realty, a successor to CMD Realty Fund.  The lease payments are approximately $7,626 per month and the lease expires November 30, 2009.  At December 31, 2007, this office space was used as the corporate headquarters.

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

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

On April 5, 2007, the Company issued a PP2 Note in the principal amount of $30,000, and issued PP2 Warrants to purchase 30,000 shares of the Company’s common stock to Derek Downs, an officer and director of the Company, in connection with the cancellation of an equal amount of the Company’s outstanding obligations. As of December 31, 2007, interest of $4,863 had been accrued on this PP2 Note.

On April 5, 2007, the Company issued a PP2 Note in the principal amount of $70,779, and issued PP2 Warrants to purchase 70,779 shares of the Company’s common stock to Gregory Royal, an officer and director of the Company, in connection with the cancellation of an equal amount of the Company’s outstanding obligations. As of December 31, 2007, interest of $11,472 had been accrued on this PP2 Note.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

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

During the nine months ended December 31, 2007, the Company paid $66,860 of principal and $9,770 of accrued interest on these PP1 Notes.  At December 31, 2007, there was $77,140 of principal and $26,549 of accrued interest due on the outstanding PP1 Notes.

During the quarter ended September 30, 2007, the Company elected to compensate PP1 Note holders who had opted to convert their PP1 Notes into shares of common stock which remained unregistered with the SEC as of the date the PP1 Notes became due and payable on December 13, 2006. The amount offered to, and accepted by, these shareholders was $135,825, payable in the form of additional shares of common stock. In August 2007, the Company accrued a liability for the amount of this debt conversion expense, pending the issuance of the additional shares. On January 11, 2008, the Company issued 134,462 shares of common stock at the agreed upon conversion rate of $1.01, and paid $19 in cash for fractional shares in settlement of this liability.

The PP1 Notes bear interest at the rate of 8% per annum, compounded quarterly on each March 31, June 30, September 30 and December 31 that the PP1 Notes are outstanding (each, an interest compounding date).  The outstanding principal on the PP1 Notes and all accrued interest become due and payable on the earlier of (a) December 9, 2006 or (b) the date on which a change in control of the Company occurs.

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

During the December 2007 quarter, the Company continued to focus on two initiatives that offer significant revenue growth opportunity for the company.  The first initiative is the Cisco Industry Solution Partner Network (ISPN).  Cisco Systems launched its ISPN program that is designed to streamline the design of IP communications solutions that incorporate robust features and functionality such as those delivered by the Cistera platform, and provide incentives to partners that incorporate these applications solutions into deployments.  Cistera Networks was one of the first applications providers certified in the program and the only platform approved across the government, education, healthcare and financial services vertical markets.  The second initiative is a hosted solution for providing IP application services to customers who prefer that their system be managed by an outsourced provider rather than owning and managing it themselves.  We introduced our platform at the Sylantro Global Summit for use by Service Providers that want to offer hosted IP application services.

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

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its Consolidated Balance Sheet as of December 31, 2007, its Consolidated Statements of Operations for the three and nine months ended December 31, 2007 and 2006, its Consolidated Statement of Stockholders’ Deficit for the nine months ended December 31, 2007 and its Consolidated Statements of Cash Flows for the nine months ended December 31, 2007 and 2006 to correct its accounting for its Senior Unsecured Convertible Promissory Notes and detachable warrants issued in private placements during the period from December 2004 to April 2007 (the “PP1 Notes,” “PP1 Warrants,” “PP2 Notes” and “PP2 Warrants”). The Company concluded that its original accounting for the PP1 Notes and PP1 Warrants issued in fiscal year 2005 and the PP2 Notes and PP2 Warrants issued in fiscal years 2007 and 2008, including the associated registration payments, was incorrect, and that the necessary adjustments were material to the consolidated financial statements as of December 31, 2007 and for the three and nine months ended December 31, 2007 and 2006.

In addition, the Company has restated its Consolidated Balance Sheet as of December 31, 2007, its Consolidated Statements of Operations for the three and nine months ended December 31, 2007 and its Consolidated Statements of Stockholders’ Deficit and Cash Flows for the nine months ended December 31, 2007 to reflect a correction in its accounting for registration payment arrangements (associated with the aforementioned securities) as required under FASB Staff Position No. 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”).  FSP 00-19-2 was effective April 1, 2007 for the Company, and the Company incorrectly accounted for its registration payment arrangements as of the effective date (which required the recording of a cumulative effect of a change in accounting principle) and for the three and nine months ended December 31, 2007.

Additionally, the Company has restated its Consolidated Statements of Operations for the three and nine months ended December 31, 2006 and its Consolidated Statement of Cash Flows for the nine months ended December 31, 2006 for share-based compensation related to employee stock options.

The impact of the restatement on the Consolidated Statements of Operations for the three and nine months ended December 31, 2007 and 2006 is summarized in the table below:

	Adjustments to Consolidated Statements of Operations: Income (Expense)
	Convertible Promissory Notes and Warrants	Registration payment arrangements	Share-based compensation	Total

Three months ended December 31, 2007	$(382,011)	$155,984	$-	$(226,027)
Three months ended December 31, 2006	90,772	-	(25,425)	65,347
Nine months ended December 31, 2007	(1,134,738)	101,531	-	(1,033,207)
Nine months ended December 31, 2006	$144,651	$-	$(76,275)	$68,376

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

On April 5, 2007, the Company closed the balance of its PP2 offering and, in accordance with FSP 00-19-2, recorded a contingent liability and related charge to the consolidated Statement of Operations for the three months ended June 30, 2007 in the amount of $251,176 for the estimated liquidated damages related to this funding through March 31, 2008.  At December 31, 2007, the total liability for estimated liquidated damages was $540,176.

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

The table below summarizes the effect of the restatement adjustments on the Consolidated Statements of Operations for the three months ended December 31, 2007 and 2006:

	For the three months ended December 31, 2007			For the three months ended December 31, 2006

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Gross profit	$520,260	$-	$520,260	$509,312	$-	$509,312

Operating expenses	1,465,970		1,465,970	688,950	25,425	714,375

Loss from operations	(945,710)		(945,710)	(179,638)	(25,425)	(205,063)

Other income (expense)
Interest expense, net	(232,084)	155,984	(76,100)	(12,423)		(12,423)
Amortization of discount on convertible notes	-	(382,011)	(382,011)	-	(27,557)	(27,557)
Benefit for change in estimated fair value of derivative financial instruments - Warrants	-		-	-	118,329	118,329

Net loss	$(1,177,794)	$(226,027)	$(1,403,821)	$(192,061)	$65,347	$(126,714)

Basic & diluted net loss per share	$(0.14)		$(0.16)	$(0.02)		$(0.02)

Weighted average shares outstanding: basic and diluted	8,576,538	17,931	8,594,469	8,152,648		8,152,648

The table below summarizes the effect of the restatement adjustments on the Consolidated Statements of Operations for the nine months ended December 31, 2007 and 2006:

	For the nine months ended December 31, 2007			For the nine months ended December 31, 2006

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Gross profit	$1,761,903	$-	$1,761,903	$1,310,675	$-	$1,310,675

Operating expenses	3,389,958		3,389,958	1,971,231	76,275	2,047,506

Loss from operations	(1,628,055)		(1,628,055)	(660,556)	(76,275)	(736,831)

Other income (expense)
Interest expense, net	(559,044)	352,707	(206,337)	(42,210)		(42,210)
Charge for inducement to convert debt to convertible promissory notes	(135,825)		(135,825)	-		-
Amortization of discount on convertible notes	-	(1,134,738)	(1,134,738)	-	(82,371)	(82,371)
Charge for estimated liquidated damages	-	(251,176)	(251,176)	-		-
Benefit for change in estimated fair value of derivative financial instruments - Warrants	-		-	-	227,022	227,022

Net loss	$(2,322,924)	$(1,033,207)	$(3,356,131)	$(702,766)	$68,376	$(634,390)

Basic & diluted net loss per share	$(0.27)		$(0.39)	$(0.09)		$(0.08)

Weighted average shares outstanding: basic and diluted	8,576,538	17,931	8,594,469	8,126,989		8,126,989

The table below summarizes the effect of the restatement adjustments on the Consolidated Balance Sheet as of December 31, 2007:

	As previously reported	Adjustments	As restated

Current liabilities:
Accounts payable	$264,522	$-	$264,522
Related party payables	171,137		171,137
Accrued liabilities	593,803		593,803
Accrued liquidated damages	-	540,694	540,694
Line of credit	17,534		17,534
Convertible promissory notes – outside investors, net of discount	525,711	(145,459)	380,252
Deferred revenue	862,785		862,785
Total current liabilities	2,435,492	395,235	2,830,727

Convertible promissory notes, net of discount	3,060,206	(1,701,668)	1,358,538
Accrued interest	505,474	(355,638)	149,836
Deferred revenue	184,216		184,216
Total long-term liabilities	3,749,896	(2,057,306)	1,692,590

Total liabilities	6,185,388	(1,662,071)	4,523,317

Stockholders’ deficit:
Preferred stock	-		-
Common stock	8,576	18	8,594
Additional paid-in capital	8,721,755	4,838,742	13,560,497
Cumulative effect of adoption of FSP 00-19-2	-	(755,115)	(755,115)
Accumulated deficit	(11,521,404)	(2,421,574)	(13,942,978)
Total stockholders’ deficit	(2,791,073)	1,662,071	(1,129,002)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,394,315	$-	$3,394,315

The table below summarizes the effect of the restatement adjustments as well as the correction of errors in the reporting of components of cash flows from operations and cash flows from financing activities on the Consolidated Statement of Cash Flows for the nine months ended December 31, 2007:

	As previously reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,322,924)	$(1,033,207)	$(3,356,131)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for estimated liquidated damages	-	251,176	251,176
Amortization of discount on convertible promissory notes - outside investors	-	1,104,583	1,104,583
Amortization of discount on convertible promissory notes - related parties	-	30,155	30,155
Charge for inducement to convert debt to convertible promissory notes	-	135,825	135,825
Stock issued for investor fees	13,078	(3,078)	10,000
Depreciation and amortization	253,317	(2)	253,315
Changes in operating assets and liabilities:
Accounts receivable	(103,299)		(103,299)
Inventory	(74,500)	(124)	(74,624)
Prepaid expenses	(17,410)		(17,410)
Accrued liabilities	625,167	(328,138)	297,029
Accounts payable	(238,856)	205,652	(33,204)
Deferred revenue	499,929	(3,075)	496,854
Net cash used in operating activities	(1,365,498)	359,767	(1,005,731)

Net cash used in investing activities	(163,666)	-	(163,666)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of convertible promissory notes	1,584,885	(359,885)	1,225,000
Payments on convertible promissory notes and other loans	(95,898)		(95,898)
Net payments on line of credit	(44,678)	118	(44,560)
Payments on capital lease	(2,415)		(2,415)
Net cash provided by financing activities	1,441,894	(359,767)	1,082,127

Net decrease in cash and cash equivalents	(87,270)		(87,270)
Cash and cash equivalents at beginning of period	534,871		534,871
Cash and cash equivalents at end of period	$447,601	$-	$447,601

The table below summarizes the effect of the restatement adjustments as well as the correction of errors in the reporting of components of cash flows from operations and cash flows from financing activities on the Consolidated Statement of Cash Flows for the nine months ended December 31, 2006.

	As previously reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(702,766)	$68,376	$(634,390)
Adjustments used to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible promissory notes	-	82,371	82,371
Benefit for change in estimated fair value of derivative financial instruments – Warrants	-	(227,022)	(227,022)
Share-based compensation	-	76,275	76,275
Stock issued for accrued interest	13,060	(13,060)	-
Depreciation and amortization	270,861		270,861
Changes in operating assets and liabilities:
Accounts receivable	(266,399)	251,421	(14,978)
Inventory	(33,773)		(33,773)
Prepaid expenses	32,208		32,208
Accrued liabilities	71,121	18,922	90,043
Accounts payable	(151,831)		(151,831)
Deferred revenue	329,486		329,486
Net cash used in operating activities	(438,033)	257,283	(180,750)

Net cash used in investing activities	(8,197)	-	(8,197)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of convertible promissory notes	338,362	(5,862)	332,500
Payments on convertible promissory notes and other loans	(70,434)		(70,434)
Net proceeds on line of credit	251,421	(251,421)	-
Proceeds from loans	16,434		16,434
Payments on capital lease	(2,621)		(2,621)
Net cash provided by financing activities	533,162	(257,283)	275,879

Net increase in cash and cash equivalents	86,932		86,932
Cash and cash equivalents at beginning of period	60,990		60,990
Cash and cash equivalents at end of period	$147,922	$-	$147,922

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated statements of financial operations, in their entirety.

OVERVIEW OF RESULTS OF OPERATIONS FOR THIRD QUARTER FISCAL 2008, ENDED DECEMBER 31, 2007

The Company’s sales continue to show diversification across industries.  Sales for the quarter ended December 31, 2007 were distributed among nine primary vertical markets in the following percentages: financial services 17.72%, healthcare 4.95%, government 14.91%, education 31.20%, manufacturing 3.30%, management and retail 19.52%.  The Company has continued to reduce dependency on any single reseller as it has continued to expand its VAR relationships.

The Company recognized $618,761 in revenues for the quarter, a 30.8% decrease from the previous quarter, and a 2.8% increase over the $601,871 reported for the same period last year.  The Company received over $1 million in orders for the quarter, and invoiced $875,391.  The amount invoiced includes orders received in the previous quarter that were not shipped until the current quarter.  The Company recognized revenues of $618,761 for the quarter from projects that were fully installed and implemented.  Revenues for a number of the projects that were near full completion at the end of the quarter have not yet been recognized.

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

Sales and marketing costs for this quarter totaled $349,722 representing 56.5% of total reported revenues, and 23.9% of total operating expenses. This compares to a total of $113,631 for the same quarter last year, representing 18.9% of total reported revenues, and 15.9% of total operating expenses. On an annualized basis, we expect marketing and sales costs to continue to track higher with total bookings in the future as we seek to add and manage more customers, increase sales and marketing programs to enable our VAR channel, build brand awareness and increase the number of web-based seminars and sponsored events.  As the Company develops support for additional platforms, we anticipate that the Company will increase visibility through participation in future industry events.  While we also anticipate that the Company will continue to leverage some of the marketing programs funded by large technology and VAR partners, the Company’s participation will be reflected in increased sales and marketing costs.

The Company continued to add personnel to support increased demand anticipated from its participation in Cisco’s Industry Solutions Partner Network, and development of its platform to support hosted solutions provided by Sylantro Systems.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, the Company had cash, cash equivalents and short-term marketable securities of $447,601 as compared to $842,566 at September 30, 2007. The $394,965 decrease in cash and cash equivalents during the December 2007 fiscal quarter was primarily attributable to the investment in personnel and other resources to support the future growth expectations for the business.

For the nine months ended December 31, 2007, the Company used $1,005,731 of cash from operating activities, used cash of $163,666 from investing activities and generated net cash of $1,082,127 from financing activities.  The Company generated cash of $1,225,000 from the issuance of the PP2 Notes offering that closed in April 2007.  The primary use of cash from operating activities for the nine months ended December 31, 2007 was the net loss of $3.4 million offset by (1) non-cash charges of $1.5 million related to estimated liquidated damages, amortization of discount on convertible promissory notes and an inducement charge on conversion of debt to convertible promissory notes; (2) depreciation and amortization of $0.3 million; and (3) a net decrease of $0.6 million in working capital accounts.

The $165,653 decrease in accounts receivable from September 30, 2007 to December 31, 2007 was primarily attributable to the factoring of $259,390 of accounts receivable.

The $622,114 total increase in current notes and accounts payable and accrued liabilities from September 30, 2007 to December 31, 2007 is primarily due to $530,850 of PP2 Notes that became due within twelve months as of December 31, 2007 and was reclassified from long-term liabilities to current liabilities. In regards to this increase, the Company anticipates that the majority of the PP2 noteholders will convert this debt to equity at a rate comparable to the greater than 90% level achieved with the PP1 Notes.  In addition, approximately $187,000 of the overall increase in current liabilities from the September 2007 quarter to the December 2007 quarter is due to commissions that were payable to the Company’s sales force. The increase in commissions was due to the one-time impact of a liability accrued for past services rendered, and commissions earned by the sales force during the December 2007 quarter under the Company’s newly restructured sales compensation plan.

The majority of the $179,126 increase in deferred revenue from September 30, 2007 to December 31, 2007 is due to increased bookings of support and maintenance service agreements during the December 2007 quarter. The Company’s experience has shown that the cost of rendering support and maintenance services is minimal in relation to the revenue to be recognized over the life of the support agreements. Increases in deferred revenue attributable to support and maintenance services represent an expansion of the recurring revenue component of the Company’s future earnings.
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

ITEM 3.  CONTROLS AND PROCEDURES

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of the Company's management, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  During the course of that evaluation, errors requiring the restatement of the previous fiscal quarter financial statements that were filed with the SEC on November 19, 2007 were identified. The restatement was required because of an error made in accounting for debt conversion expenses related to a private placement, and an error made in accounting for outstanding shares of common stock from the corporate restructuring in August 2004. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are not effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

As a result of these restatements, we conducted a search and retained new financial leadership with the addition of a Chief Financial Officer in March of 2008.  On July 14, 2008, the CFO was terminated, for, among other reasons, the inability to provide the necessary technical accounting expertise for the recording of complex financial transactions, preparation of financial statements, management reporting and disclosure reporting.  To remediate the situation, an independent consultant with prior CFO experience with micro-cap companies was retained to complete the financial reporting requirements.  While engaged, this financial consultant identified the Company’s incorrect accounting for the Company’s PP1 Notes, PP1 Warrants, PP2 Notes, PP2 Warrants and share-based compensation expense related to stock options issued to employees during the fiscal years 2005 through 2007.  This resulted in the Company further amending its consolidated financial statements for the fiscal year ended March 31, 2007 and restating its consolidated financial statements for the fiscal year ended March 31, 2006. Further, we have amended our consolidated financial statements for the three and nine months ended December 31, 2007 and restated our consolidated financial statements for the three and nine months ended December 31, 2006, both of which are included in this Report. We amended and refiled the 2007 10-KSB and the June 2007 10-QSB during the fiscal quarter ended December 31, 2007, and amended and refiled the September 2007 10-QSB during the fiscal quarter ended March 31, 2008.

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

None.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CISTERA NETWORKS, INC.

Date: October 17, 2008	/s/ Derek P. Downs
Derek P. Downs
Chief Executive Officer and interim
Chief Financial Officer

(Principal Executive, Financial and
Accounting Officer)