Form 10-Q
period 2008-09-30
Cistera Networks, Inc.
filed 2008-11-10
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, 17,423,310 shares of the registrant’s stock, $0.001 par value per share, were outstanding.

CISTERA NETWORKS, INC & SUBSIDIARY

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURE		26

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
Current assets	September 30, 2008	March 31, 2008
Cash and cash equivalents	$154,728	$125,007
Restricted cash	-	50,000
Accounts receivable, net of allowance for doubtful accounts of $-0-	145,851	264,023
Inventory	180,049	187,960
Prepaid expenses	63,617	46,030
Total current assets	544,245	673,020

Property and equipment, net	377,129	355,411
Intangible assets, net	1,887,330	2,023,218
Total long-term assets	2,264,459	2,378,629

TOTAL ASSETS	$2,808,704	$3,051,649

Current liabilities
Accounts payable	373,051	420,603
Related party payables	76,426	129,702
Accrued liquidated damages - outside investors	177,024	629,957
Accrued liquidated damages - related parties	-	41,485
Accrued liabilities	1,027,316	1,076,360
Deferred revenue	1,055,150	971,474
Current portion of long-term debt, net of discount	776,202	408,204
Line of credit	-	17,503
Total current liabilities	3,485,169	3,695,288

Convertible promissory notes - outside investors, net of discount	-	1,606,300
Convertible promissory notes - related parties, net of discount	-	59,719
Deferred revenue	95,992	225,917
Other long-term liabilities	61,578	285,470
Total long-term liabilities	157,570	2,177,406

Total liabilities	3,642,739	5,872,694

Commitments and Contingencies (Note 4)

Stockholders' deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,423,410 and 8,820,192 shares issued and outstanding, respectively	17,423	8,820
Additional paid-in capital	19,264,390	13,764,517
Accumulated deficit	(20,115,848)	(16,594,382)
Total stockholders' deficit	(834,035)	(2,821,045)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,808,704	$3,051,649

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2008	2007

Revenues
Convergence solutions	$1,013,075	$657,207
Professional services	45,125	90,542
Support and maintenance	230,303	146,033
Total revenues	1,288,503	893,782

Cost of revenues
Convergence solutions	276,710	192,271
Professional services	42,500	36,301
Support and maintenance	24,250	20,700
Total cost of revenues	343,460	249,272

Gross Profit	945,043	644,510

Operating expenses
Sales and marketing	301,043	280,412
Software development	226,875	198,646
Engineering and support	201,969	129,510
General and administrative	422,105	319,291
Depreciation and amortization	100,674	83,937
Total operating expenses	1,252,666	1,011,796

Loss from operations	(307,623)	(367,286)

Other income (expense)
Interest income	86	8,534
Interest expense	(50,117)	(74,936)
Amortization of discount on convertible notes – outside investors	(108,918)	(371,775)
Amortization of discount on convertible notes – related parties	-	(10,237)
Charge for inducements related to stock issued to convertible note holders	(131,631)	(135,825)
Total other income (expense)	(290,580)	(584,239)

Net loss	$(598,203)	$(951,525)

Basic & diluted net loss per share	$(0.03)	$(0.11)

Weighted average shares outstanding – basic and diluted	17,274,687	8,594,469

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended September 30,
	2008	2007

Revenues
Convergence solutions	$1,535,468	$1,119,144
Professional services	105,833	194,593
Support and maintenance	447,762	259,832
Total revenues	2,089,063	1,573,569

Cost of revenues
Convergence solutions	409,742	331,927
Professional services	93,000	83,176
Support and maintenance	47,434	41,400
Total cost of revenues	550,176	456,503

Gross Profit	1,538,887	1,117,066

Operating expenses
Sales and marketing	580,472	514,298
Software development	423,333	350,518
Engineering and support	406,400	225,717
General and administrative	760,617	544,005
Depreciation and amortization	198,830	164,873
Total operating expenses	2,369,652	1,799,411

Loss from operations	(830,765)	(682,345)

Other income (expense)
Interest income	168	18,123
Interest expense	(147,809)	(148,360)
Amortization of discount on convertible notes – outside investors	(1,188,855)	(732,809)
Amortization of discount on convertible notes – related parties	(41,060)	(19,918)
Charge for inducements related to stock issued to convertible note holders	(1,324,444)	(135,825)
Credit (charge) for estimated liquidated damages	11,299	(251,176)
Total other income (expense)	(2,690,701)	(1,269,965)

Net loss	$(3,521,466)	$(1,952,310)

Basic & diluted net loss per share	$(0.26)	$(0.23)

Weighted average shares outstanding – basic and diluted	13,369,365	8,594,469

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balances at March 31, 2008	-	$-	8,820,192	$8,820	$13,764,517	$(16,594,382)	$(2,821,045)

Stock issued from the conversion of convertible notes			6,175,857	6,176	3,280,940		3,287,116
Stock issued from the exercise of warrants			2,368,584	2,368	894,547		896,915
Stock issued for waiver of registration rights payments			58,777	59	21,983		22,042
Inducement charges related to conversion of convertible notes and exercise of warrants					1,302,403		1,302,403

Net loss						(3,521,466)	(3,521,466)

Balances at September 30, 2008	-	$-	17,423,410	$17,423	$19,264,390	$(20,115,848)	$(834,035)

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,521,466)	$(1,952,310)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for inducement to convert debt to convertible promissory notes	1,324,444	135,825
Charge (credit) for liquidated damages	(11,299)	251,176
Amortization of discount on convertible promissory notes – outside parties	1,188,855	732,809
Amortization of discount on convertible promissory notes – related parties	41,060	19,918
Depreciation and amortization	198,830	164,873
Changes in operating assets and liabilities:
Accounts receivable	118,172	(272,302)
Inventory	(12,488)	(17,847)
Prepaid expenses	(17,587)	(879)
Accounts payable	(100,828)	(32,539)
Accrued liabilities	25,997	(2,318)
Deferred revenue	(46,249)	317,728
Other long-tem liabilities	45,378	-
Net cash used in operating activities	(767,181)	(655,866)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(64,261)	(123,067)
Net cash used in investing activities	(64,261)	(123,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	50,000	-
Net borrowings (payments) on line of credit	(17,503)	(62,094)
Net proceeds from issuance of convertible promissory notes	-	1,225,000
Net proceeds from exercise of warrants	843,604	-
Payments on convertible promissory notes and other loans	(14,938)	(74,215)
Payments on other notes payable and capital lease	-	(2,063)
Net cash provided by financing activities	861,163	1,086,628

Net increase in cash and cash equivalents	29,721	307,695
Cash and cash equivalents at beginning of period	125,007	534,871
Cash and cash equivalents at end of period	$154,728	$842,566

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Six months ended September 30
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$38,982	$9,910
Income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued interest and accrued liquidated damages to common stock	$3,287,116	$-
Conversion of accounts payable and other accrued liabilities to convertible promissory notes		359,885
Conversion of accrued liabilities to common stock	53,312	-
Transfer of inventory to equipment	20,399	-
Allocation of discount on convertible promissory notes to warrants	-	488,054
Discount related to beneficial conversion feature on convertible promissory notes	-	815,599

OTHER NON-CASH TRANSACTIONS:

Cumulative effect of change in accounting principle:
Reclassification of Warrants from derivative financial instruments to equity securities (as valued at inception)	-	$2,730,824
Accrued liquidated damages at April 1, 2007	-	289,518
Reclassification of Warrants from derivative financial instruments to equity securities (as valued at April 1, 2007)	-	(2,265,227)
Cumulative effect of change in accounting principle	$-	$755,115

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cistera Networks, Inc. (“Cistera” the “Company” or “we”) and its wholly-owned subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation in accordance with US GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008 (the “2008 10-KSB”).

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115"(“SFAS 159”).  SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We intend to adopt the standard beginning in the first quarter of fiscal year 2010. We are currently assessing the impact of SFAS 159 on our financial statements and do not believe it will have a material impact.

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Balance Sheet Accounts

Accounts receivable are comprised of the following:

	September 30, 2008	March 31, 2008

Unfactored accounts receivable	$104,454	$222,277

Receivables assigned to factor	226,131	$183,945
Advances from factor	(194,201)	(157,972)
Reserve balance held by factor	9,467	(64)
Amounts due from factor	41,397	25,909

Related party	-	15,837

Total accounts receivable	$145,851	$264,023

Accrued liabilities are comprised of the following:
	September 30, 2008	March 31, 2008

Accrued interest	$168,766	$88,375
Reserve for litigation contingency	650,000	650,000
Accrued compensation and payroll taxes	141,231	234,029
Other	67,319	103,956

	$1,027,316	$1,076,360

Other long-term liabilities are comprised of the following:
	September 30, 2008	March 31, 2008

Accrued interest	$-	$269,270
Other	61,578	16,200

	$61,578	$285,470

Loss per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding.

Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common stock equivalents.  The Company had approximately 6.6 million and 10.4 million potentially dilutive common stock equivalents (in the form of stock options and stock purchase warrants) outstanding as of September 30, 2008 and 2007, respectively. These potentially dilutive common stock equivalents have been excluded from the diluted share calculations for the three months and six months ended September 30, 2008 and 2007, respectively, as they were antidilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Significant Customers and Concentration of Credit Risk

The following table shows significant customers as a percentage of accounts receivable at September 30 and March 31, 2008.  A customer is included in the table if they comprise greater than 10% of accounts receivable as of either period.

	September 30,	March 31,
	2008	2008

Customer A	- %	27.9%
Customer B	25.1%	0.3%
Customer C	- %	13.2%
Customer D	- %	19.9%

The following table shows significant customers as a percentage of revenue for the three and six months ended September 30, 2008 and 2007.  A customer is included in the table if they comprise 10% for any of the periods in 2008 or 2007.
	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007

Customer A	6.4%	11.1%	9.9%	22.2%
Customer C	0.5%	- %	1.3%	12.0%
Customer E	41.1%	- %	25.4%	- %
Customer F	10.7%	10.9%	11.1%	15.0%
Customer G	0.6%	0.6%	1.56%	11.0%

Reclassifications

Certain reclassifications have been made in the fiscal year 2008 financial statements to conform to the fiscal year 2009 presentation.

NOTE 2 - FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2008, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and the net loss of $5.3 million for the year ended March 31, 2008, which included non-cash charges of $1.9 million related to amortization of discounts associated with our sale and issuance of Senior Unsecured Convertible Promissory Notes in the fiscal years 2007 and 2008 (the “PP2 Notes”) and negative working capital (current liabilities in excess of current assets) of $3.0 million as of March 31, 2008.  In addition, we had a net loss of $3.5 million for the six months ended September 30, 2008, which included non-cash charges in the amount of $2.5 million related to the amortization of discounts associated with the PP2 Notes and inducements related to the conversion of PP2 Notes and exercise of warrants issued with the PP1 Notes (“PP1 Warrants”) and the exercise of warrants issued with the PP2 Notes (“PP2 Warrants”).  Also, as of September 30, 2008, we have negative working capital (current liabilities in excess of current assets) of $2.9 million.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Accordingly, as of September 30, 2008, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern.

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

NOTE 3 – DEBT

As of September 30, 2008, the Company had $980,641 of gross principal, accrued interest of $168,766 and accrued liquidated damages of $177,024 outstanding on its PP1 Notes and PP2 Notes.  Both the PP1 and PP2 Notes bear interest at an annual rate of 8%, compounded quarterly.

PP1 Notes and Warrants

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

PP2 Notes and Warrants

The PP2 Notes bear interest at the rate of 8% per annum, compounded quarterly on each March 31, June 30, September 30 and December 31 anniversary that they are outstanding (each, an interest compounding date).  The outstanding principal and all accrued interest become due and payable two years from the date of issuance of the respective PP2 Note.  The outstanding principal and accrued interest are convertible into shares of common stock at a fixed rate of $0.75 per share.  The PP2 Notes may be converted, in whole or in part, at the option of the PP2 Note holder on any interest compounding date.

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

For the three months ended September 30, 2008 and 2007, the Company recorded $108,918 and $382,012 respectively, of amortization of debt discounts associated with the PP2 Notes.  For the six months ended September 30, 2008 and 2007, the Company recorded $1,229,915 and $752,727 respectively, of amortization of debt discounts associated with the PP2 Notes.  For the six months ended September 30, 2008 the total amortization charge included $747,357 for the write-off of unamortized debt discounts related to the conversion of $2,470,156 in principal of PP2 Notes under the STIIP.

Short Term Investment Incentive Plan (“STIIP”)

Under the STIIP, which commenced on June 9, 2008, the Company temporarily modified the terms of its outstanding PP1 Notes, PP2 Notes, PP1 Warrants and PP2 Warrants. During the period beginning June 9, 2008 through June 24, 2008 (the “Conversion Period”), the conversion prices of the PP1 Notes and PP2 Notes, which were $1.00 and $0.75 per share, respectively, were reduced to $0.53 per share.  In addition, the exercise prices for the PP1 Warrants and the PP2 Warrants, which were $1.30 and $1.00 per share, respectively, were reduced to $0.40 per share.  Under the STIIP, certain PP2 Note holders converted $3,240,290, comprised of $2,470,156 in principal and $770,134 in accrued interest and liquidated damages into approximately 6.2 million shares of the Company’s common stock at the reduced conversion price.

Also under the STIIP, certain PP1 and PP2 Warrant holders exercised approximately 2.3 million PP1 and PP2 Warrants at an exercise price of $0.40 per share.  All PP1 and PP2 Warrant holders who exercised their warrants also received three additional warrants (the “Bonus Warrants”) for every ten warrants exercised.  The Bonus Warrants were exercisable during the Conversion Period  at an exercise price of $0.30 per share, and if not exercised on or before such date, the exercise price for such Bonus Warrants was increased to $0.60 per share.  A total of 507,675 Bonus Warrants were exercised at $0.30 per share.  The bonus warrants were valued using the Black-Scholes option pricing model (“Black-Scholes model”) and a charge and a corresponding credit to additional paid-in capital were recorded for the June 30, 2008 and September 30, 2008 quarters in the amounts of $36,125 and $131,631, respectively.  The bonus warrants expire on April 6, 2012.  The total cash proceeds received from the exercises of the PP1, PP2 and Bonus Warrants was $844,000.

The Company accounted for the reduction in the conversion prices of the PP2 Notes under the STIIP in accordance with FASB Statement No. 84, “Induced Conversions of Convertible Debt an amendment of APB Opinion No. 26” (“SFAS 84”).  Accordingly, the Company calculated and recorded an inducement charge and a corresponding credit to additional paid-in capital in the June 30, 2008 quarter in the amount of $931,893 for the fair value of common stock issued based on the reduced price in excess of the fair value of the common stock issuable pursuant to the original conversion price.

The Company accounted for the reduction in the exercise price of the PP1 and PP2 Warrants exercised under the STIIP in accordance with the guidance in SFAS 123(R), “Share-based payment” (“SFAS 123R”) and FASB Staff Position No. FSP FAS 123(R)-6, “Technical Corrections of FASB Statement No. 123(R)” for a modification due to a short-term inducement.  Accordingly, the Company recorded a charge and a corresponding credit to additional paid-in capital in the June 30, 2008 quarter in the amount of $202,743 for the difference between the fair value of the PP1 and PP2 Warrants immediately before and after the modification multiplied by the number of PP1 and PP2 Warrants that were exercised during the Conversion Period of the STIIP.  The fair value of the PP1 and PP2 Warrants were calculated using the Black-Scholes model. The total non-cash charge recorded for the inducement on the PP2 Notes and the reduction in exercise price on the PP1 and PP2 Warrants was $1,134,216.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Line of Credit

On May 18, 2007, the Company secured a line of credit with JPMorgan Chase Bank in the amount of $50,000.  The line of credit carried an interest rate of prime plus one half point.  The line of credit was secured with a deposit guaranty of $50,000.  On September 8, 2008, the Company repaid the outstanding obligation from the balance of its deposit guaranty and cancelled this line of credit facility.

Factoring Facility

The Company maintains a factoring facility with Allied Capital Partners, L.P. (“Allied”) for up to $1,500,000 of the Company’s customer accounts receivable.  The facility allows for an 85.88% advance rate and initial factoring charges are 1.75% of the total accounts receivable balance.  Advances made by Allied are collateralized by the Company’s accounts receivable, chattel paper, general intangibles, supporting obligations, inventory and proceeds thereof.  The term of the current agreement is for a period of twelve months with an automatic twelve month renewal thereafter.  Advances under the factoring facility at September 30, 2008 were $194,201 and are netted against total accounts receivable on the Consolidated Balance Sheet.

The Company’s total debt as of September 30, 2008, all of which is current, is as follows:

PP1 and PP2 Notes:
Principal	$980,641
Accrued interest	168,766
Accrued estimated liquidated damages	177,024
1,326,431

Less: unamortized discount	(204,439)

Total	$1,121,992

Registration Payment Arrangements

Effective April 1, 2007, the Company adopted FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which was applicable to the accounting for the liquidated damages on the PP2 Notes.  Upon adoption, the Company recorded a cumulative effect of an accounting change entry (i.e., a charge to the beginning balance of the accumulated deficit) as of April 1, 2007 for the combination of:  1) the reclassification of the Warrants from derivative liabilities to equity securities (based on the criteria as outlined under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”)), and 2) a contingent liability for probable future payment of liquidated damages (based on the Company’s best estimate as of the date of adoption, which was through March 31, 2008).  The amount of the contingent liability recorded was approximately $289,000.  The difference between the Warrants as measured on the date of adoption of FSP EITF 00-19 and their original recorded value was approximately $466,000, and, as stated above, was included in the charge to the beginning balance of the accumulated deficit.  The total cumulative effect of this accounting change was $755,000.

On April 5, 2007, the Company closed the balance of its PP2 offering and, in accordance with FSP EITF 00-19-2, recorded a contingent liability and related charge to the consolidated Statement of Operations for estimated liquidated damages related to this funding through March 31, 2008.  The amount recorded was $251,176.

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

The table below summarizes the cumulative effect entry recorded as of April 1, 2007 for the adoption of FSP EITF 00-19-2:

Accumulated deficit, April 1, 2007	$(10,586,847)

Adjustments for the cumulative effect of the change in accounting principle:
Contingent liability recorded for estimated liquidated damages	(289,518)
Reclassification of Warrants from derivative liabilities to equity securities	(465,597)
Total adjustments	(755,115)

Accumulated deficit, April 1, 2007, as adjusted	$(11,341,962)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company and certain of its current and former officers and directors are defendants in litigation pending in Dallas, Texas, styled KINGDON R. HUGHES VS. GREGORY T. ROYAL, CYNTHIA A. GARR, JAMES T. MILLER, JR., CHARLES STIDHAM, CNH HOLDINGS COMPANY D/B/A CISTERA NETWORKS AND XBRIDGE SOFTWARE, INC.; Cause No. DV05-0600-G; G-134th District Court, Dallas County, Texas.  The plaintiff has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and XBridge in May 2003 and the acquisition of XBridge by the Company in May 2005.  The parties held a mediation conference in April 2006 and have come to an understanding with respect to the principal elements of a potential settlement. The Company is currently in the process of negotiating definitive settlement agreements. In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a contingent liability in the amount of $650,000 as of March 31, 2008 related to the outstanding litigation.  As of September 30, 2008, the Company believes that this amount represents the best estimate of a potential settlement.

The Company is a defendant in a breach-of-contract claim filed on behalf of Richard McDowell, the Company’s former Chief Financial Officer, who was terminated from the Company on July 14, 2008.  Mr. McDowell is demanding severance under his employment agreement with the Company.  On August 22, 2008, the Company through its legal counsel notified Mr. McDowell’s attorney that it categorically denied Mr. McDowell's claim for severance under the employment agreement.  On September 23, 2008, the Company received notice that Mr. McDowell had filed claims against it with the American Arbitration Association in accordance with the employment agreement.  On October 17, 2008, the Company through its legal counsel filed an answer with the American Arbitration Association that categorically denied Mr. McDowell's claims.  The Company also asserted counterclaims against Mr. McDowell.  The arbitration is in its early stages and no discovery has taken place and no hearing has been set by the American Arbitration Association.  The Company plans to vigorously defend itself and pursue its counterclaims in the arbitration.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

On April 5, 2007, the Company issued PP2 Notes to the Company’s President, CEO and director, Derek Downs, and the Company’s Chief Technology Officer and director, Greg Royal for accrued, but unpaid base salary due to each as of this date.  On June 24, 2008, both individuals converted their PP2 notes plus accrued interest as part of the STIIP.  Mr. Downs and Mr. Royal converted $38,940 and $91,871, respectively into 73,471 and 173,341 shares of our common stock at a conversion price of $0.53.  After this conversion, the Company no longer had any indebtedness with either Mr. Downs or Mr. Royal.

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

EXECUTIVE SUMMARY AND RECENT BUSINESS DEVELOPMENTS

For the quarter ending September 30, 2008, we continued executing against our business plan and achieved the highest quarterly revenue in our history.  Recurring revenue from maintenance and support continues to become a more significant piece of our revenues as our installed base grows, and our pipeline of opportunities is increasing in both number and project size.

Our business model relies upon the leverage of a network of strong reseller partners to sell our products.  During the quarter, we continued to invest in building out our internal technical, sales and business development organizations as required to properly support our channel reseller program - CollaborNET™, which was launched in August.  We are pleased at the commitments we have received from both existing and new partners.  As a result of the program, we have seen increased joint pipeline planning, joint marketing programs and commitments to obtain certification for installation engineers.

We continued to make good penetration into the public sector markets where our solutions are increasingly well received as the answer to critical communication challenges.  We also took early steps to begin to explore opportunities in the Federal market. We are seeing continued support from the Cisco Industry Solutions Partner Network (ISPN) program where we enjoy significant visibility due to our product certification for multiple vertical markets.

In light of the clear signs of general economic weakness, we are carefully monitoring our sales pipeline.  While we expect that portions of our market will undoubtedly be affected, we believe that the Company is positioned to endure a challenging economy. We expect that market segments, such as government, and education will be more resilient due to continued demand for event alerting and notification solutions for public safety and campus safety requirements. With the demographics of an aging population, healthcare is an industry that is continuing to grow.  And because there are fewer employees to operate facilities, the efficiencies and increased productivity our products provide can measurably enhance business operations.

We remain focused on driving the Company to profitability, and believe our emphasis on leveraging our reseller partner relationships will lead to the continued pipeline growth, completed installations and increased average deal size that will be necessary to achieve that goal.  Our program of certifying partner installation engineers is a key piece of this effort, as it will allow us to significantly extend our reach while providing partners with enhanced customer interaction.  We believe that this focus will continue the trending of our product mix toward the higher margin convergence solutions, maintenance and support areas, offsetting the proportionally lower revenue generated by low margin professional services.

RESULTS OF OPERATIONS

Selected Consolidated Statements of Operations Data

The following tables present consolidated statements of operations data for the three and six months ended September 30, 2008 and 2007 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Results of Operations for the Three Months Ended September 30, 2008
Compared to the Three Months Ended September 30, 2007

	For the three months ended September 30,
	2008	% of revenue	2007	% of revenue

Revenues:
Convergence solutions	$ 1,013,075	79%	$ 657,207	74%
Professional services	45,125	3%	90,542	10%
Support and maintenance	230,303	18%	146,033	16%
Total revenues	1,288,503	100%	893,782	100%

Cost of revenues:
Convergence solutions	276,710	22%	192,271	22%
Professional services	42,500	3%	36,301	4%
Support and maintenance	24,250	2%	20,700	2%
Total cost of revenues	343,460	27%	249,272	28%

Gross Profit	945,043	73%	644,510	72%

Operating expenses:
Sales and marketing	301,043	23%	280,412	31%
Software development	226,875	18%	198,646	22%
Engineering and support	201,969	15%	129,510	14%
General and administrative	422,105	33%	319,291	36%
Depreciation and amortization	100,674	8%	83,937	10%
Total operating expenses	1,252,666	97%	1,011,796	113%

Loss from operations	(307,623)	(24%)	(367,286)	(41%)

Other income (expense)
Interest income	86	-%	8,534	1%
Interest expense	(50,117)	(4%)	(74,936)	(8%)
Amortization of discount on convertible notes	(108,918)	(8%)	(382,012)	(43%)
Charge for inducements related to stock issued to convertible note holders	(131,631)	(10%)	(135,825)	(15%)
Total other income (expense)	(290,580)	(22%)	(584,239)	(65%)

Net loss	$ (598,203)	(46%)	$ (951,525)	(106%)

Revenue

Revenue for the quarter ended September 30, 2008 increased $394,721 or approximately 44% from the comparable prior year quarter primarily due to increased revenue from convergence solutions as a result of larger average project size and higher support and maintenance revenue generated by our growing installed based.  Revenue from professional services decreased from the prior year quarter primarily due to the timing of completion of certain project service engagements and as a result of a change of certifying reseller partners to handle installations in lieu of performing them ourselves.  This strategy is part of the CollaborNET™ initiative and allows our internal technical and support personnel to support our partner resellers and provide higher-end and better margin services. As we transition to larger projects, we expect more installations to be completed by certified partners.

Gross Profit and Gross Margin

Gross profit for the quarter ended September 30, 2008 increased $300,533 or approximately 47% from the comparable prior year quarter primarily due to increased revenue.  Gross margin also increased in the September 2008 quarter as compared to the September 2007 quarter to 73% from 72%.  This increase was primarily due to increases in the higher margin revenue categories of convergence solutions and support and maintenance, offset by lower margins on professional services as a result of the timing of completion of certain project service engagements.

Operating Expenses

Operating expenses, excluding depreciation and amortization increased from $927,859 in the September 2007 quarter to $1,151,992 in the September 2008 quarter, an increase of $224,133 or approximately 24%.  The increase was primarily attributable to: 1) increased salaries that were applied over the course of fiscal year 2008 for a significant number of employees, who had been receiving much below the “average market” salaries for similar positions; 2) increased headcount in all departments; 3) higher payroll taxes as a result of the higher salaries and increased personnel; and, 4) increased rent and facilities related expenses due to our new corporate office location.

Interest Expense

Interest expense for the September 2008 quarter decreased $24,819 from the September 2007 quarter primarily due to the decrease in accrued interest on the PP2 Notes due to the decrease in the PP2 Notes as a result of the conversions under the STIIP in June 2008.  Offsetting the overall interest expense decrease was an increase in interest on our accounts receivable factoring facility as a result of higher factorings in the September 2008 quarter as compared to the September 2007 quarter.

Amortization of Debt Discount

The amortization of debt discount on our PP2 Notes in the September 2008 quarter decreased approximately $273,000 from the September 2007 quarter primarily as a result of the significant amount of PP2 Notes that were converted in June 2008 as part of our “Short Term Investment Incentive Plan” (the “STIIP”).  As required under GAAP, all unamortized debt discount outstanding at the date of the conversion was expensed.  See further discussion of the STIIP under “Liquidity” under this Item.

Charge for Inducements Related to Stock Issued to Convertible Note Holders

As part of the STIIP that was completed at the end of the June 2008 quarter, we lowered the conversion price of our PP2 Notes and the exercise price of both our PP1 and PP2 Warrants.  As required under GAAP, we recorded a non-cash charge in the amount of $131,631 related to these inducements for the three months ended September 30, 2008.  See further discussion of the STIIP under “Liquidity” under this Item.

During the quarter ended September 30, 2007, we elected to compensate PP1 investors who had opted to convert their PP1 Notes into shares of common stock, which remained unregistered with the SEC as of the date the PP1 Notes became due and payable on December 13, 2006.  The amount offered to, and accepted by, the shareholders was $135,825, payable in the form of additional shares of common stock, and a non-cash charge was recorded during the September 2007 quarter.

Results of Operations for the Six Months Ended September 30, 2008
Compared to the Six Months Ended September 30, 2007

	For the six months ended September 30,
	2008	% of revenue	2007	% of revenue

Revenues:
Convergence solutions	$ 1,535,468	74%	$ 1,119,144	71%
Professional services	105,833	5%	194,593	12%
Support and maintenance	447,762	21%	259,832	17%
Total revenues	2,089,063	100%	1,573,569	100%

Cost of revenues:
Convergence solutions	409,742	20%	331,927	21%
Professional services	93,000	4%	83,176	5%
Support and maintenance	47,434	2%	41,400	3%
Total cost of revenues	550,176	26%	456,503	29%

Gross Profit	1,538,887	74%	1,117,066	71%

Operating expenses:
Sales and marketing	580,472	28%	514,298	33%
Software development	423,333	20%	350,518	22%
Engineering and support	406,400	20%	225,717	14%
General and administrative	760,617	36%	544,005	35%
Depreciation and amortization	198,830	10%	164,873	10%
Total operating expenses	2,369,652	114%	1,799,411	114%

Loss from operations	(830,765)	(40%)	(682,345)	(43%)

Other income (expense)
Interest income	168	-%	18,123	1%
Interest expense	(147,809)	(7%)	(148,360)	(9%)
Amortization of discount on convertible notes	(1,229,915)	(59%)	(752,727)	(48%)
Charge for inducements related to stock issued to convertible note holders	(1,324,444)	(63%)	(135,825)	(9%)
Credit (charge) for estimated liquidated damages	11,299	1%	(251,176)	(16%)
Total other income (expense)	(2,690,701)	(128%)	(1,269,965)	(81%)

Net loss	$ (3,521,446)	(168%)	$ (1,952,310)	(124%)

Revenue

Revenue for the six months ended September 30, 2008 increased $515,494 or approximately 33% from the six months ended September 30, 2007 primarily due to increased revenue from convergence solutions as a result of increased average project size and increased support and maintenance revenue from our increased installed base.  Revenue from professional services decreased from the prior year quarter primarily due to the timing of completion of certain project service engagements and as a result of a change of certifying reseller partners to handle installations in lieu of performing them ourselves.  This strategy is part of the CollaborNET™ initiative and allows our internal technical and support personnel to support our partner resellers and provide higher-end and better margin services. As we transition to larger projects, we expect more installations to be completed by certified partners.

Gross Profit and Gross Margin

Gross profit for the six months ended September 30, 2008 increased $421,821 or approximately 38% from the comparable prior year six-month period primarily due to increased revenue.  Gross margin also increased in the six months ended September 30, 2008 as compared to the  prior year six-month period to 74% from 71%.  This increase was primarily due to increases in the higher margin revenue categories of convergence solutions and support and maintenance, offset by lower margins on professional services as a result of the timing of completion of certain project service engagements.

Operating Expenses

Operating expenses, excluding depreciation and amortization increased from $1,634,538 in the six months ended September 30, 2007 to $2,170,822 in the September 2008 six-month period, an increase of $536,284 or 33%  The increase was primarily attributable to: 1) increased salaries that were applied over the course of fiscal year 2008 for a significant number of employees, who had been receiving much below the “average market” salaries for similar positions; 2) increased headcount in all departments; 3) higher payroll taxes as a result of the higher salaries and increased personnel; and, 4) increased rent and facilities related expenses due to our new corporate office location.

Interest Expense

Interest expense for the six months ended September 30, 2008 remained flat as compared to the six months ended September 30, 2007 due primarily to a decrease in accrued interest on the PP2 Notes due to the decrease in the PP2 Notes as a result of the conversions under the STIIP in June 2008  Offsetting this decrease was an increase in interest on our accounts receivable facility as a result of higher factorings during the September 2008 six-month period as compared to the September 2007 six-month period.

Amortization of Debt Discount

The amortization of debt discount on our PP2 Notes in the six months ended September 30, 2008 increased approximately $477,000 from the September 2007 six-month period primarily as a result of the significant amount of PP2 Notes that were converted in June 2008 under the STIIP.  As required under GAAP, all unamortized debt discount outstanding at the date of the conversion was expensed.  See further discussion of the STIIP under “Liquidity” under this Item.

Charge for Inducements Related to Stock Issued to Convertible Note Holders

As part of the STIIP that was completed at the end of the June 2008 quarter, we lowered the conversion price of our PP2 Notes and the exercise price of both our PP1 and PP2 Warrants.  As required under GAAP, we recorded non-cash charges for the June 2008 and September 2008 quarters in the amounts of $1,192,813 and $131,631, respectively, related to these inducements.  See further discussion of the STIIP under “Liquidity” under this Item.

During the six months ended September 30, 2007, we elected to compensate PP1 investors who had opted to convert their PP1 Notes into shares of common stock, which remained unregistered with the SEC as of the date the PP1 Notes became due and payable on December 13, 2006.  The amount offered to, and accepted by, the shareholders was $135,825, payable in the form of additional shares of common stock, and a non-cash charge was recorded in the September 2007 quarter.

Liquidated Damages

The decrease in the charge for liquidated damages from the six months ended September 30, 2007 was primarily the result of the settlement of future liquidated damages as of June 24, 2008.  As of June 30, 2008, we recorded an adjustment to the amount of accrued liquidated damages for PP2 Note holders who did not convert their notes in the STIIP.  As part of an agreement dated June 30, 2008 with the investor in the PP2 offering that had the contractual right to liquidated damages, we issued to the investor 58,777 shares of our common stock in exchange for a waiver on future liquidated damages after June 24, 2008. The agreement terminated any assessment of liquidated damages beyond June 24, 2008.

Liquidity and Capital Resources

The unaudited consolidated financial statements contained in this report have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2008, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and net loss of $5.3 million for the year ended March 31, 2008, which included non-cash charges of $1.9 million related to amortization of discounts associated with our PP2 Notes and negative working capital (current liabilities in excess of current assets) of $3.0 million as of March 31, 2008.  In addition, we had a net loss of $3.5 million for the six months ended September 30, 2008, which included non-cash charges of $2.5 million related to amortization of discounts associated with the PP2 Notes and inducements related to the conversion of PP2 Notes and the exercise of the PP1 Warrants and the PP2 Warrants.  Also, as of September 30, 2008, we have negative working capital (current liabilities in excess of current assets) of $2.9 million. Accordingly, as of September 30, 2008, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if we were unable to continue as a “going concern.”

Our primary source of working capital liquidity is a factoring facility we have with Allied Capital Partners, L.P. (“Allied”), which allows for cash advances of up to $1,500,000 on our customer accounts receivable, subject to the approval of Allied of the customer and the type of product or service that is invoiced.  The facility allows for an 85.88% advance rate and initial factoring charges are 1.75% of the total accounts receivable balance.  Advances made by Allied are collateralized by our accounts receivable, chattel paper, general intangibles, supporting obligations, inventory and proceeds thereof.  The term of the current agreement is for a period of twelve months with an automatic twelve month renewal thereafter.  Advances under the factoring facility at September 30, 2008 were $194,201 and are netted against total accounts receivable on the Consolidated Balance Sheet.

We improved our liquidity through the execution of the STIIP, which we completed in June and July of 2008, and which raised approximately $844,000 in cash from the exercises of PP1, PP2 and Bonus Warrants and reduced debt, accrued interest and accrued liquidated damages by approximately $3.2 million.  While management believes that this action mitigates the substantial doubt about the Company’s ability to continue as a going concern, we will need to become profitable in the near future though generating higher revenues or lowering operating costs, or a combination of the two.  We will likely need to renegotiate the payment or conversion of the remaining principal due on our PP2 Notes or raise additional capital, or a combination of the two. If we need to raise additional capital it could be in the form of equity or debt, or a combination of the two. There can be no assurance that we will be successful in these endeavors or that the cost savings or required new capital will be sufficient.

Cash and Cash Flows

Our cash and cash equivalents at September 30, 2008 were $154,728. For the six months ended September 30, 2008, net cash used in operations was $767,181.  The primary use of cash was the loss from operations incurred for the period of $830,765 adjusted for non-cash charges of $198,830 for depreciation and amortization.  Net cash used in investing activities of $64,261 related to purchases of computer and lab equipment and office furniture.  Net cash from financing activities of $861,163 was primarily the result of the net proceeds raised from the exercise of certain PP1 and PP2 Warrants as part of the STIIP.

Contractual Obligations

Our current material contractual obligations are our current and former corporate office leases and the principal, accrued interest and accrued liquidated damages under our PP1 and PP2 Notes.  During the September 2008 quarter, the sub-lessee on our former corporate office lease ceased its business and has defaulted on its lease obligation to us.  We are currently in discussions with the sub-lessee’s parent company seeking payment on the balance of lease payments of approximately $60,000 and are also pursuing a sub-lessee for the remaining lease term, which is through November 2009.

The following amounts are due within the current fiscal year under the PP1 and the PP2 Notes, all of which is payable within the next seven months:

PP1 and PP2 Notes:
Principal	$980,641
Accrued interest	168,766
Accrued estimated liquidated damages	177,024
1,326,431

Less: unamortized discount	(204,439)

Total	$1,121,992

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

As of September 30, 2008, we carried out an analysis, under the supervision and with the participation of our management, including our Certifying Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. During the September 2008 quarter, the Certifying Officer determined that our consolidated financial statements for the fiscal years ended March 31, 2007 and 2006 and the quarterly periods June 30, 2007 and 2006, September 30, 2007 and 2006 and December 31, 2007 and 2006 should not be relied upon and that the Company would restate its consolidated financial statements for those respective years and periods.  We completed these restatements during the period from September to October 2008.  Accordingly, for the September 2008 quarter, our Certifying Officer concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective and identified remediation measures to be implemented during the fiscal year ended March 31, 2009.

We estimate that during the second half of fiscal 2009, the Certifying Officer, along with the Company’s other management personnel will complete remediation measures that may include engaging an independent consulting firm to further evaluate, remediate, implement, document and test the internal controls in these key areas:

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and certain of its current and former officers and directors are defendants in litigation pending in Dallas, Texas, styled KINGDON R. HUGHES VS. GREGORY T. ROYAL, CYNTHIA A. GARR, JAMES T. MILLER, JR., CHARLES STIDHAM, CNH HOLDINGS COMPANY D/B/A CISTERA NETWORKS AND XBRIDGE SOFTWARE, INC.; Cause No. DV05-0600-G; G-134th District Court, Dallas County, Texas.  The plaintiff has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and XBridge in May 2003 and the acquisition of XBridge by the Company in May 2005.  The parties held a mediation conference in April 2006 and have come to an understanding with respect to the principal elements of a potential settlement.  The Company is currently in the process of negotiating definitive settlement agreements.

The Company is a defendant in a breach-of-contract claim filed on behalf of Richard McDowell, the Company’s former Chief Financial Officer, who was terminated from the Company on July 14, 2008.  Mr. McDowell is demanding severance under his employment agreement with the Company.  On August 22, 2008, the Company through its legal counsel notified Mr. McDowell’s attorney that it categorically denied Mr. McDowell's claim for severance under the employment agreement.  On September 23, 2008, the Company received notice that Mr. McDowell had filed claims against it with the American Arbitration Association in accordance with the employment agreement.  On October 17, 2008, the Company through its legal counsel filed an answer with the American Arbitration Association that categorically denied Mr. McDowell's claims.  The Company also asserted counterclaims against Mr. McDowell.  The arbitration is in its early stages and no discovery has taken place and no hearing has been set by the American Arbitration Association.  The Company plans to vigorously defend itself and pursue its counterclaims in the arbitration.

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to provide this information.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1              Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1              Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CISTERA NETWORKS, INC.

Date: November 10, 2008	/s/ Derek P. Downs
Derek P. Downs
Chief Executive Officer and interim
Chief Financial Officer

(Principal Executive, Financial and
Accounting Officer)