Form 10-Q
period 2008-12-31
Cistera Networks, Inc.
filed 2009-02-17
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of February 12, 2009, 17,423,410 shares of the registrant’s stock, $0.001 par value per share, were outstanding.

CISTERA NETWORKS, INC & SUBSIDIARY

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2008	March 31, 2008
Current assets
Cash and cash equivalents	$110,684	$125,007
Restricted cash	-	50,000
Accounts receivable, net of allowance for doubtful accounts of $-0-	82,248	264,023
Inventory	74,142	187,960
Prepaid expenses	34,740	46,030
Total current assets	301,814	673,020

Property and equipment, net	365,286	355,411
Intangible assets, net	1,819,386	2,023,218
Total long-term assets	2,184,672	2,378,629

TOTAL ASSETS	$2,486,486	$3,051,649

Current liabilities
Accounts payable	516,145	420,603
Related party payables	-	129,702
Accrued liquidated damages - outside investors	177,024	629,957
Accrued liquidated damages - related parties	-	41,485
Accrued liabilities	1,174,035	1,076,360
Deferred revenue	809,715	971,474
Convertible promissory notes and other notes payable, net of discount	906,535	408,204
Line of credit	-	17,503
Total current liabilities	3,583,454	3,695,288

Convertible promissory notes - outside investors, net of discount	-	1,606,300
Convertible promissory notes - related parties, net of discount	-	59,719
Deferred revenue	180,359	225,917
Other long-term liabilities	67,266	285,470
Total long-term liabilities	247,625	2,177,406

Total liabilities	3,831,079	5,872,694

Commitments and contingencies (Note 4)

Stockholders' deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,423,410 and 8,820,192 shares issued and outstanding, respectively	17,423	8,820
Additional paid-in capital	19,291,219	13,764,517
Accumulated deficit	(20,653,235)	(16,594,382)
Total stockholders' deficit	(1,344,593)	(2,821,045)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,486,486	$3,051,649

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2008	2007

Revenues
Convergence solutions	$712,340	$377,112
Professional services	98,514	87,972
Support and maintenance	261,633	153,677
Total revenues	1,072,487	618,761

Cost of revenues
Convergence solutions	254,675	98,501
Professional services	55,680	43,314
Support and maintenance	24,250	23,475
Total cost of revenues	334,605	165,290

Gross Profit	737,882	453,471

Operating expenses
Sales and marketing	319,758	509,627
Software development	188,956	193,432
Engineering and support	172,923	200,409
General and administrative	338,210	404,999
Depreciation and amortization	103,538	88,442
Total operating expenses	1,123,385	1,396,909

Loss from operations	(385,503)	(943,438)

Other income (expense)
Interest income	158	3,760
Interest expense	(43,124)	(82,131)
Amortization of discount on convertible notes – outside investors	(108,918)	(371,775)
Amortization of discount on convertible notes – related parties	-	(10,237)
Total other income (expense)	(151,884)	(460,383)

Net loss	$(537,387)	$(1,403,821)

Basic & diluted net loss per share	$(0.03)	$(0.16)

Weighted average shares outstanding – basic and diluted	17,423,410	8,594,469

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended December 31,
	2008	2007

Revenues
Convergence solutions	$2,247,809	$1,496,256
Professional services	204,347	282,565
Support and maintenance	709,394	413,509
Total revenues	3,161,550	2,192,330

Cost of revenues
Convergence solutions	664,417	430,428
Professional services	148,680	126,490
Support and maintenance	71,684	64,875
Total cost of revenues	884,781	621,793

Gross Profit	2,276,769	1,570,537

Operating expenses
Sales and marketing	900,230	1,023,925
Software development	612,289	543,950
Engineering and support	579,323	426,126
General and administrative	1,098,827	949,004
Depreciation and amortization	302,368	253,315
Total operating expenses	3,493,037	3,196,320

Loss from operations	(1,216,268)	(1,625,783)

Other income (expense)
Interest income	326	21,883
Interest expense	(190,933)	(230,491)
Amortization of discount on convertible notes – outside investors	(1,297,773)	(1,104,584)
Amortization of discount on convertible notes – related parties	(41,060)	(30,155)
Charge for inducements related to stock issued to convertible note holders	(1,324,444)	(135,825)
Credit (charge) for estimated liquidated damages	11,299	(251,176)
Total other income (expense)	(2,842,585)	(1,730,348)

Net loss	$(4,058,853)	$(3,356,131)

Basic & diluted net loss per share	$(0.28)	$(0.39)

Weighted average shares outstanding – basic and diluted	14,725,627	8,594,469

The accompanying notes are an integral part of these consolidated financial statements.
.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balances at March 31, 2008	-	$-	8,820,192	$8,820	$13,764,517	$(16,594,382)	$(2,821,045)

Stock issued from the conversion of convertible notes			6,175,857	6,176	3,280,940		3,287,116
Stock issued from the exercise of warrants			2,368,584	2,368	894,547		896,915
Stock issued for waiver of registration rights payments			58,777	59	21,983		22,042
Inducement charges related to conversion of convertible notes and exercise of warrants					1,302,403		1,302,403
Charge for issuance of warrants					26,829		26,829
Net loss						(4,058,853)	(4,058,853)

Balances at December 31, 2008	-	$-	17,423,410	$17,423	$19,291,219	$(20,653,235)	$(1,344,593)

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,058,853)	$(3,356,131)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for inducement to convert debt to convertible promissory notes	1,324,444	135,825
Charge (credit) for liquidated damages	(11,299)	251,176
Amortization of discount on convertible promissory notes – outside parties	1,297,773	1,104,583
Amortization of discount on convertible promissory notes – related parties	41,060	30,155
Share-based compensation	26,829	-
Stock issued for investors fees	-	10,000
Depreciation and amortization	302,368	253,315
Changes in operating assets and liabilities:
Accounts receivable	181,775	(103,299)
Inventory	66,829	(74,624)
Prepaid expenses	11,290	(17,410)
Accounts payable	(34,160)	(33,204)
Accrued liabilities	172,716	297,029
Deferred revenue	(207,317)	496,854
Other long-tem liabilities	51,066	-
Net cash used in operating activities	(835,479)	(1,005,731)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(61,422)	(163,666)
Net cash used in investing activities	(61,422)	(163,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	50,000	-
Net proceeds from short-term advances	25,630	-
Net borrowings (payments) on line of credit	(17,503)	(44,560)
Net proceeds from issuance of convertible promissory notes	-	1,225,000
Net proceeds from exercise of warrants	843,604	-
Payments on convertible promissory notes and other loans	(19,153)	(95,898)
Payments on other notes payable and capital lease	-	(2,415)
Net cash provided by financing activities	882,578	1,082,127

Net decrease in cash and cash equivalents	(14,323)	(87,270)
Cash and cash equivalents at beginning of period	125,007	534,871
Cash and cash equivalents at end of period	$110,684	$447,601

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine months ended December 31
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$53,740	$14,878
Income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued interest and accrued liquidated damages to common stock	$3,287,116	$-
Conversion of accounts payable and other accrued liabilities to convertible promissory notes		363,171
Conversion of accrued liabilities to common stock	53,312	-
Transfer of inventory to equipment	46,989	-
Allocation of discount on convertible promissory notes to warrants	-	488,054
Discount related to beneficial conversion feature on convertible promissory notes	-	815,599

OTHER NON-CASH TRANSACTIONS:

Cumulative effect of change in accounting principle:
Reclassification of Warrants from derivative financial instruments to equity securities (as valued at inception)	$-	$2,730,824
Accrued liquidated damages at April 1, 2007	-	289,518
Reclassification of Warrants from derivative financial instruments to equity securities (as valued at April 1, 2007)	-	(2,265,227)
Cumulative effect of change in accounting principle	$-	$755,115

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115"(“SFAS 159”).  SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We intend to adopt the standard beginning in the first quarter of fiscal year 2010 and do not believe it will have a material impact.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires all entities to report non-controlling (minority interests) in subsidiaries with equity in the consolidated financial statements, but separate from the parent stockholders' equity. We intend to adopt the standard beginning in the first quarter of fiscal year 2010 and do not believe it will have a material impact.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. We intend to adopt the standard beginning in the first quarter of fiscal year 2010 and do not believe it will have a material impact.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Balance Sheet Accounts

Accounts receivable are comprised of the following:
	December 31, 2008	March 31, 2008

Unfactored accounts receivable	$9,524	$222,277

Receivables assigned to factor	200,198	183,945
Advances from factor	(142,543)	(157,972)
Reserve balance held by factor	13,569	(64)
Amounts due from factor	71,224	25,909

Related party	1,500	15,837

Total accounts receivable	$82,248	$264,023

Accrued liabilities are comprised of the following:
	December 31, 2008	March 31, 2008

Accrued interest	$194,976	$88,375
Reserve for litigation contingency	650,000	650,000
Accrued compensation and payroll taxes	192,299	234,029
Other	136,760	103,956

	$1,174,035	$1,076,360

Other long-term liabilities are comprised of the following:
	December 31, 2008	March 31, 2008

Accrued interest	$-	$269,270
Other	67,266	16,200

	$67,266	$285,470

Loss per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding.

Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common stock equivalents.  The Company had approximately 6.6 million and 10.4 million potentially dilutive common stock equivalents (in the form of stock options and stock purchase warrants) outstanding as of December 31, 2008 and 2007, respectively. These potentially dilutive common stock equivalents have been excluded from the diluted share calculations for the three months and nine months ended December 31, 2008 and 2007, respectively, as they were antidilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Significant Customers and Concentration of Credit Risk

The following table shows significant customers as a percentage of accounts receivable at December 31 and March 31, 2008.  A customer is included in the table if they comprise greater than 10% of accounts receivable as of either period.

	December 31,	March 31,
	2008	2008

Customer A	31.6%	27.9%
Customer B	8.3%	13.2%
Customer C	3.6%	19.9%
Customer D	11.3%	2.4%

The following table shows significant customers as a percentage of revenue for the three and nine months ended December 31, 2008 and 2007.  A customer is included in the table if they comprise 10% for any of the periods in 2008 or 2007.

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007

Customer A	2.7%	14.6%	7.4%	13.2%
Customer C	11.2%	0.2%	4.1%	0.1%
Customer E	2.1%	0.6%	17.5%	0.2%
Customer F	15.4%	13.8%	5.3%	4.0%
Customer G	0.9%	13.1%	0.3%	3.8%

Reclassifications

Certain reclassifications have been made in the fiscal year 2008 financial statements to conform to the fiscal year 2009 presentation.

NOTE 2 - FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2008, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and the net loss of $5.3 million for the year ended March 31, 2008, which included non-cash charges of $1.9 million related to amortization of discounts associated with our sale and issuance of Senior Unsecured Convertible Promissory Notes in the fiscal years 2007 and 2008 (the “PP2 Notes”) and negative working capital (current liabilities in excess of current assets) of $3.0 million as of March 31, 2008.  In addition, we had a net loss of $4.1 million for the nine months ended December 31, 2008, which included non-cash charges in the amount of $2.7 million related to the amortization of discounts associated with the PP2 Notes and inducements related to the conversion of PP2 Notes and exercise of warrants issued with the PP1 Notes (“PP1 Warrants”) and the exercise of warrants issued with the PP2 Notes (“PP2 Warrants”).  Also, as of December 31, 2008, we have negative working capital (current liabilities in excess of current assets) of $3.3 million.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Accordingly, as of December 31, 2008, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations through generating higher revenues or lowering operating costs, or a combination of the two. These factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if we were unable to continue as a going concern.

The Company maintains a factoring facility with Allied Capital Partners, L.P. (“Allied”) for up to $1,500,000 of the Company’s customer accounts receivable.  The facility allows for an advance rate up to 85.88% and initial factoring charges are 1.75% of the total accounts receivable balance.  Advances made by Allied are collateralized by the Company’s accounts receivable, chattel paper, general intangibles, supporting obligations, inventory and proceeds thereof.  The term of the current agreement is for a period of two years with an automatic one year renewal thereafter.  Advances under the factoring facility at December 31, 2008 were $142,543 and are netted against total accounts receivable on the Consolidated Balance Sheet.

As of December 30, 2008, we were in default on approximately $148,000 of principal and accrued interest on certain PP2 Notes (the “December PP2 Notes”).  As of that date, we began to accrue interest on the December PP2 Notes at a default rate of 18% per annum, which is the maximum allowable rate as stipulated under the PP2 Note purchase agreement.  We will need to renegotiate the payment or conversion of the principal and interest due on all of the PP2 Notes, of which approximately $1.1 million is due in April 2009, or raise additional capital, or a combination of the two. If we need to raise additional capital it could be in the form of equity or debt, or a combination of the two. The capital markets are extremely challenging at this time and there can be no assurance that we will be successful in raising additional funds and, if so, on favorable terms or that the cost savings or required new capital will be sufficient.  We are also actively exploring other strategic alternatives.

NOTE 3 – DEBT

As of December 31, 2008, the Company had $976,426 of gross principal, accrued interest of $194,976 and accrued liquidated damages of $177,024 outstanding on its PP1 Notes and PP2 Notes.  The PP1 Notes and the PP2 Notes due in April 2009 (the “April PP2 Notes”) bear interest at an annual rate of 8%, compounded quarterly.  The December PP2 Notes bear interest at an annual rate of 18%, compounded quarterly.

PP1 Notes and Warrants

The outstanding principal and accrued interest are convertible into shares of common stock at a conversion rate equal to the lesser of (a) $1.30 per share, or (b) a 25% discount to the average closing bid price of the Company’s common stock for the five days including and immediately preceding the interest compounding date, provided that in no event shall the conversion price per share be less than $1.00 per share.  The PP1 Notes may be converted, in whole or in part, at the option of the PP1 Note holder on any interest compounding date.  The PP1 Notes converted in December 2005 were converted at $1.00 per share.

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

For the three months ended December 31, 2008 and 2007, the Company recorded $108,918 and $382,012 respectively, of amortization of debt discounts associated with the PP2 Notes.  For the nine months ended December 31, 2008 and 2007, the Company recorded $1,338,833 and $1,134,739 respectively, of amortization of debt discounts associated with the PP2 Notes.  For the nine months ended December 31, 2008 the total amortization charge included $747,357 for the write-off of unamortized debt discounts related to the conversion of $2,470,156 in principal of PP2 Notes under the Company’s Short Term Investment Incentive Plan (the “STIIP”).

STIIP

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

Also under the STIIP, certain PP1 and PP2 Warrant holders exercised approximately 2.3 million PP1 and PP2 Warrants at an exercise price of $0.40 per share.  All PP1 and PP2 Warrant holders who exercised their warrants also received three additional warrants (the “Bonus Warrants”) for every ten warrants exercised.  The Bonus Warrants were exercisable during the Conversion Period at an exercise price of $0.30 per share, and if not exercised on or before such date, the exercise price for such Bonus Warrants was increased to $0.60 per share.  A total of 507,675 Bonus Warrants were exercised at $0.30 per share.  The bonus warrants were valued using the Black-Scholes option pricing model (“Black-Scholes model”) and a charge and a corresponding credit to additional paid-in capital were recorded for the June 30, 2008 and September 30, 2008 quarters in the amounts of $36,125 and $131,631, respectively.  The bonus warrants expire on April 6, 2012.  The total cash proceeds received from the exercises of the PP1, PP2 and Bonus Warrants was approximately $844,000.

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Line of Credit

On May 18, 2007, the Company secured a line of credit with JPMorgan Chase Bank in the amount of $50,000.  The line of credit carried an interest rate of prime plus one-half point.  The line of credit was secured with a deposit guaranty of $50,000.  On September 8, 2008, the Company repaid the outstanding obligation from the balance of its deposit guaranty and cancelled this line of credit facility.

The Company’s total debt as of December 31, 2008, all of which is current, is as follows:

PP1 and PP2 Notes:
Principal	$976,426
Accrued interest	194,976
Accrued estimated liquidated damages	177,024
1,348,426
Less: unamortized discount	(95,521)
1,252,905

Other notes payable	25,630
Total	$1,278,535

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

As of March 31, 2008, the Company estimated and accrued $671,342 related to liquidated damages related to the PP2 Notes and concluded that this amount was the maximum pay-out required.  Under the STIIP, certain PP2 Note holders, comprising approximately 70% of the original principal of PP2 Notes, converted their outstanding PP2 Notes at a reduced price of $0.53.  On June 30, 2008, the Company executed an agreement with the institutional investor in the PP2 offering that had the contractual right to liquidated damages.  In exchange for the waiver from the investor, the Company issued to the investor 58,777 shares of its common stock. The agreement terminated any assessment of liquidated damages beyond June 24, 2008. For the three months ended June 30, 2008, the Company recorded a charge and credit to additional paid-in capital for the fair value of these shares issued in the amount of $22,041.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company and certain of its current and former officers and directors are defendants in litigation pending in Dallas, Texas, styled KINGDON R. HUGHES VS. GREGORY T. ROYAL, CYNTHIA A. GARR, JAMES T. MILLER, JR., CHARLES STIDHAM, CNH HOLDINGS COMPANY D/B/A CISTERA NETWORKS AND XBRIDGE SOFTWARE, INC.; Cause No. DV05-0600-G; G-134th District Court, Dallas County, Texas.  The plaintiff has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and XBridge in May 2003 and the acquisition of XBridge by the Company in May 2005.  The parties held a mediation conference in April 2006 and have come to an understanding with respect to the principal elements of a potential settlement. The Company is currently in the process of negotiating definitive settlement agreements. In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a contingent liability in the amount of $650,000 as of March 31, 2008 related to the outstanding litigation.  As of December 31, 2008, the Company believes that this amount represents the best estimate of a potential settlement.

The Company is a defendant in a breach-of-contract claim filed on behalf of Richard McDowell, the Company’s former Chief Financial Officer, who was terminated from the Company on July 14, 2008.  Mr. McDowell is demanding severance under his employment agreement with the Company.  On August 22, 2008, the Company through its legal counsel notified Mr. McDowell’s attorney that it categorically denied Mr. McDowell's claim for severance under the employment agreement.  On September 23, 2008, the Company received notice that Mr. McDowell had filed claims against it with the American Arbitration Association in accordance with the employment agreement.  On October 17, 2008, the Company through its legal counsel filed an answer with the American Arbitration Association that categorically denied Mr. McDowell's claims.  The Company also asserted counterclaims against Mr. McDowell.  An arbitrator has been assigned and the hearing is to occur during the period May 11 through May 13, 2009.  The Company plans to vigorously defend itself and pursue its counterclaims in the arbitration.

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

On November 1, 2008, the Company issued to an employee 100,000 common stock purchase warrants that were immediately exercisable at $0.40 per share and have a five-year life.  The Company calculated the fair value of the warrants using the Black-Scholes model and recorded a charge in the amount $22,728 for the December 2008 quarter.

On December 4, 2008, an employee advanced the Company $25,000.  In consideration for this advance, the Company issued to the employee 25,000 common stock purchase warrants that were immediately exercisable at $0.40 per share and have a five-year life.  The Company calculated the fair value of the warrants using the Black-Scholes model and recorded a charge in the amount $4,100 for the December 2008 quarter.  As of December 31, 2008, the entire obligation remained outstanding and began to accrue interest at 8% per annum.  The obligation is due upon demand.

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

EXECUTIVE SUMMARY AND RECENT BUSINESS DEVELOPMENTS

For the third quarter ending December 31, 2008, we continued executing against our business plan, and achieved a 73% increase in revenues as compared to the same quarter in the prior year.  We experienced a drop in revenue on a sequential quarter basis as a result of the deteriorating global economic situation. High margin recurring revenue from support and maintenance continues to become a more significant piece of our revenues as our installed base grows. Despite the economic slowdown, our pipeline of opportunities is increasing in both number of opportunities and project size.

Our business model relies upon the leverage of a network of strong reseller partners to sell our products.  During the quarter, we continued to invest in building out our internal technical, sales and business development organizations to properly support our channel reseller program - CollaborNET™, which was launched in August 2008.  This program allows us to effectively apply our resources to focus on the partners that are significant generators of revenue. In conjunction with CollaborNET, we have conducted joint business planning sessions, executed joint marketing campaigns and continued to certify partner installation engineers.

Even in a period of economic constraints, we recognize the importance of continuing and extending our R&D efforts to ensure that our products offer features and functionality specific to industry requirements and that add measurable value for our customers.  We believe that the enhanced safety benefits, productivity gains and increased efficiencies delivered by our products will help in attracting customers pressured to accomplish more with fewer people and shrinking budgets.

We continued to make good penetration into the public sector markets where our solutions are increasingly well received as the answer to critical communication challenges.  This quarter, we have extended our efforts to enter the Federal market. We are seeing continued support from the Cisco Industry Solutions Partner Network (ISPN) program and Cisco’s State and Local Government teams, which enhance our visibility and credibility with partners and customers alike.

In light of the significant downturn in the U.S. economy, we are carefully monitoring our sales pipeline and have refocused our solutions selling efforts onto our top reseller relationships.  Further, beginning January 1, 2009, we instituted additional operating expense reductions, including salary reductions for the management team, employee terminations and marketing program elimination. We expect that market segments, such as government, and education will be more resilient to the current economic conditions, primarily due to continued demand for event alerting and notification solutions for public safety and campus safety requirements. With the demographics of an aging population, healthcare is also an industry that is continuing to grow.  Because there are fewer employees to operate facilities, the efficiencies and increased productivity our products provide can measurably enhance business operations.

We remain focused on driving the Company to profitability, and believe our emphasis on leveraging our reseller partner relationships will lead to the continued pipeline growth, completed installations and increased average deal size that will be necessary to achieve that goal.  Our program of certifying partner installation engineers is a key piece of this effort, as it will allow us to significantly extend our reach while providing partners with enhanced customer interaction.  We believe that this focus will continue the trending of our product mix toward the higher margin convergence solutions and maintenance and support product categories, with proportionally less contribution generated by lower margin professional services.

RESULTS OF OPERATIONS

Selected Consolidated Statements of Operations Data

The following tables present consolidated statements of operations data for the three and nine months ended December 31, 2008 and 2007 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Results of Operations for the Three Months Ended December 31, 2008
Compared to the Three Months Ended December 31, 2007
	For the three months ended December 31,
	2008	% of revenue	2007	% of revenue
Revenues:
Convergence solutions	$712,340	67%	$377,112	61%
Professional services	98,514	9%	87,972	14%
Support and maintenance	261,633	24%	153,677	25%
Total revenues	1,072,487	100%	618,761	100%

Cost of revenues:
Convergence solutions	254,675	24%	98,501	16%
Professional services	55,680	5%	43,314	7%
Support and maintenance	24,250	2%	23,475	4%
Total cost of revenues	334,605	31%	165,290	27%

Gross Profit	737,882	69%	453,471	73%

Operating expenses:
Sales and marketing	319,758	30%	509,627	82%
Software development	188,956	18%	193,432	31%
Engineering and support	172,923	16%	200,409	33%
General and administrative	338,210	31%	404,999	66%
Depreciation and amortization	103,538	10%	88,442	14%
Total operating expenses	1,123,385	105%	1,396,909	226%

Loss from operations	(385,503)	(36)%	(943,438)	(153)%

Other income (expense)
Interest income	158	-%	3,760	1%
Interest expense	(43,124)	(4)%	(82,131)	(13)%
Amortization of discount on convertible notes	(108,918)	(10)%	(382,012)	(62)%
Total other income (expense)	(151,884)	(14)%	(460,383)	(74)%

Net loss	$(537,387)	(50)%	$(1,403,821)	(227)%

Revenue

Revenue for the quarter ended December 31, 2008 increased $453,726 or approximately 73% from the comparable prior year quarter primarily due to increased revenue from convergence solutions as a result of larger average project size and higher support and maintenance revenue generated by our growing installed based.  Revenue from professional services increased nominally from the prior year quarter primarily due to the timing of completion of certain project service engagements and as a result of a change of certifying reseller partners to handle installations in lieu of performing them ourselves.  This strategy is part of the CollaborNET™ initiative and allows our internal technical and support personnel to support our partner resellers and provide higher-end and better margin services. As we transition to larger projects, we expect more installations to be completed by certified partners.

Gross Profit and Gross Margin

Gross profit for the quarter ended December 31, 2008 increased $284,411 or approximately 63% from the comparable prior year quarter primarily due to increased revenue offset by overall lower gross margin.  Gross margin decreased in the December 2008 quarter as compared to the December 2007 quarter to 69% from 73%.  This decrease was primarily due to product mix on convergence solutions offset by higher margins on support and maintenance as a result of the higher installed base.

Operating Expenses

Operating expenses, excluding depreciation and amortization decreased from $1,308,467 in the December 2007 quarter to $1,019,847 in the December 2008 quarter, a decrease of $288,620 or approximately 22%.  The decrease was primarily attributable to: 1) a decrease in sales commission expense in the December 2008 quarter as a result of our adoption of a formal sales commissions policy in the December 2007 quarter, which resulted in the recording of a cumulative adjustment in the December 2007 quarter for sales commissions due for the first nine months of fiscal year 2008; 2) a decrease in sales headcount; 3) a decrease in sales and marketing tradeshow expenses; and 4) a decrease in professional fees.  Offsetting the overall decrease in operating expenses in the December 2008 quarter were an increase in rent and facilities related expenses and an increase in our engineering headcount.

Interest Expense

Interest expense for the December 2008 quarter decreased $39,007 from the December 2007 quarter primarily due to the decrease in accrued interest on the PP2 Notes due to the decrease in the PP2 Notes as a result of the conversions under our “Short Term Investment Incentive Plan” (the “STIIP”).  Offsetting the overall interest expense decrease was an increase in interest on our accounts receivable factoring facility as a result of higher factorings in the December 2008 quarter as compared to the December 2007 quarter.

Amortization of Debt Discount

The amortization of debt discount on our PP2 Notes in the December 2008 quarter decreased $273,094 from the December 2007 quarter primarily as a result of the significant amount of PP2 Notes that were converted in June and July of 2008 as part of the STIIP.  As required under GAAP, all unamortized debt discount outstanding at the date of the conversion was expensed.  See further discussion of the STIIP under “Liquidity” under this Item.

Results of Operations for the Nine Months Ended December 31, 2008
Compared to the Nine Months Ended December 31, 2007
	For the nine months ended December 31,
	2008	% of revenue	2007	% of revenue
Revenues:
Convergence solutions	$2,247,809	71%	$1,496,256	68%
Professional services	204,347	7%	282,565	13%
Support and maintenance	709,394	22%	413,509	19%
Total revenues	3,161,550	100%	2,192,330	100%

Cost of revenues:
Convergence solutions	664,417	21%	430,428	19%
Professional services	148,680	5%	126,490	6%
Support and maintenance	71,684	2%	64,875	3%
Total cost of revenues	884,781	28%	621,793	28%

Gross Profit	2,276,769	72%	1,570,537	72%

Operating expenses:
Sales and marketing	900,230	28%	1,023,925	47%
Software development	612,289	19%	543,950	25%
Engineering and support	579,323	18%	426,126	19%
General and administrative	1,098,827	35%	949,004	43%
Depreciation and amortization	302,368	10%	253,315	12%
Total operating expenses	3,493,037	110%	3,196,320	146%

Loss from operations	(1,216,268)	(38)%	(1,625,783)	(74)%

Other income (expense)
Interest income	326	-%	21,883	1%
Interest expense	(190,933)	(6)%	(230,491)	(10)%
Amortization of discount on convertible notes	(1,338,833)	(42)%	(1,134,739)	(52)%
Charge for inducements related to stock issued to convertible note holders	(1,324,444)	(42)%	(135,825)	(6)%
Credit (charge) for estimated liquidated damages	11,299	-%	(251,176)	(12)%
Total other income (expense)	(2,842,585)	(90)%	(1,730,348)	(79)%

Net loss	$(4,058,853)	(128)%	$(3,356,131)	(153)%

Revenue

Revenue for the nine months ended December 31, 2008 increased $969,220 or approximately 44% from the nine months ended December 31, 2007 primarily due to increased revenue from convergence solutions as a result of increased average project size and increased support and maintenance revenue from our increased installed base.  Revenue from professional services decreased from the prior year period primarily due to the timing of completion of certain project service engagements and as a result of a change of certifying reseller partners to handle installations in lieu of performing them ourselves.  This strategy is part of the CollaborNET™ initiative and allows our internal technical and support personnel to support our partner resellers and provide higher-end and better margin services. As we transition to larger projects, we expect more installations to be completed by certified partners.

Gross Profit and Gross Margin

Gross profit for the nine months ended December 31, 2008, increased $706,232 or approximately 45% from the comparable prior year nine-month period primarily due to increased revenue.  Gross margin remained flat at 72% for the nine months ended December 31, 2008 as compared to the prior year nine-month period primarily as a result of higher margins on support and maintenance revenue offset by lower margins on professional services revenue.

Operating Expenses

Operating expenses, excluding depreciation and amortization increased from $2,943,005 in the nine months ended December 31, 2007 to $3,190,669 in the December 2008 nine-month period, an increase of $247,664 or 8%.  The increase was primarily attributable to: 1) increased salaries that were applied over the course of fiscal year 2008 for a significant number of employees, who had been receiving much below the “average market” salaries for similar positions; 2) increased headcount in all departments; 3) higher payroll taxes as a result of the higher salaries and increased personnel; and, 4) increased rent and facilities related expenses due to our new corporate office location. Offsetting these increases were decreases in professional fees and sales commissions.  The decrease in sales commissions was a result of our adoption of a formal sales commissions policy in the December 2007 quarter, which resulted in the recording of a cumulative adjustment in the December 2007 quarter for sales commissions due for the first nine months of fiscal year 2008.

Interest Expense

Interest expense for the nine months ended December 31, 2008 decreased $39,558 as compared to the nine months ended December 31, 2007 due primarily to lower interest expense on our PP2 Notes as a result of the conversions of certain of these Notes in June and July under our STIIP.  Offsetting this decrease was an increase in interest on our accounts receivable facility as a result of higher factorings during the December 2008 nine-month period as compared to the December 2007 nine-month period.

Amortization of Debt Discount

The amortization of debt discount on our PP2 Notes in the nine months ended December 31, 2008 increased approximately $204,094 from the December 2007 nine-month period primarily as a result of the significant amount of PP2 Notes that were converted under our STIIP.  As required under US GAAP, all unamortized debt discount outstanding at the date of the conversion was expensed.  See further discussion of the STIIP under “Liquidity and Capital Resources.”

Charge for Inducements Related to Stock Issued to Convertible Note Holders

As part of the STIIP, we lowered the conversion price of our PP2 Notes and the exercise price of both our PP1 and PP2 Warrants.  As required under US GAAP, we recorded non-cash charges for the June 2008 and September 2008 quarters in the amounts of $1,192,813 and $131,631, respectively, related to these inducements.  See further discussion of the STIIP under “Liquidity and Capital Resources.”

During the September 30, 2007 quarter, we elected to compensate PP1 investors who had opted to convert their PP1 Notes into shares of common stock, which remained unregistered with the SEC as of the date the PP1 Notes became due and payable on December 13, 2006.  The amount offered to, and accepted by, the shareholders was $135,825, payable in the form of additional shares of common stock, and a non-cash charge was recorded in the September 2007 quarter and is included in our operating results for the nine months ended December 31, 2007.

Liquidated Damages

The decrease in the charge for liquidated damages from the nine months ended December 31, 2007 was primarily the result of the settlement of future liquidated damages as of June 24, 2008.  As of June 30, 2008, we recorded an adjustment to the amount of accrued liquidated damages for PP2 Note holders who did not convert their notes in the STIIP.  As part of an agreement dated June 30, 2008 with the investor in the PP2 offering that had the contractual right to liquidated damages, we issued to the investor 58,777 shares of our common stock in exchange for a waiver on future liquidated damages after June 24, 2008. The agreement terminated any assessment of liquidated damages beyond June 24, 2008.

Liquidity and Capital Resources

The unaudited consolidated financial statements contained in this report have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2008, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and net loss of $5.3 million for the year ended March 31, 2008, which included non-cash charges of $1.9 million related to amortization of discounts associated with our PP2 Notes and negative working capital (current liabilities in excess of current assets) of $3.0 million as of March 31, 2008.  In addition, we had a net loss of $4.1 million for the nine months ended December 31, 2008, which included non-cash charges of $2.7 million related to amortization of discounts associated with the PP2 Notes and inducements related to the conversion of PP2 Notes and the exercise of the PP1 Warrants and the PP2 Warrants.  Also, as of December 31, 2008, we have negative working capital (current liabilities in excess of current assets) of $3.3 million.

Accordingly, as of December 31, 2008, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations through generating higher revenues or lowering operating costs, or a combination of the two. These factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if we were unable to continue as a going concern.

Our primary source of working capital liquidity is a factoring facility we have with Allied Capital Partners, L.P. (“Allied”), which allows for cash advances of up to $1,500,000 on our customer accounts receivable, subject to the approval of Allied of the customer and the type of product or service that is invoiced.  The facility allows for an advance rate up to 85.88% and initial factoring charges are 1.75% of the total accounts receivable balance.  Advances made by Allied are collateralized by our accounts receivable, chattel paper, general intangibles, supporting obligations, inventory and proceeds thereof.  The term of the current agreement is for a period of two years with an automatic one year renewal thereafter.  Advances under the factoring facility at December 31, 2008 were $142,543 and are netted against total accounts receivable on our Consolidated Balance Sheet.

As of December 30, 2008, we were in default on approximately $148,000 of principal and accrued interest on certain PP2 Notes (the “December PP2 Notes”).  As of that date, we began to accrue interest on the December PP2 Notes at a default rate of 18% per annum, which is the maximum allowable rate as stipulated under the PP2 Note purchase agreement.  We will need to renegotiate the payment or conversion of the principal and interest due on all of the PP2 Notes, of which approximately $1.1 million is due in April 2009, or raise additional capital, or a combination of the two. If we need to raise additional capital it could be in the form of equity or debt, or a combination of the two. The capital markets are extremely challenging at this time and there can be no assurance that we will be successful in raising additional funds and, if so, on favorable terms or that the cost savings or required new capital will be sufficient.  We are also actively exploring other strategic alternatives.

Cash and Cash Flows

Our cash and cash equivalents at December 31, 2008 were $110,684. For the nine months ended December 31, 2008, net cash used in operations was $835,479.  The primary use of cash was the loss from operations incurred for the period of $1,216,268 adjusted for non-cash charges of $302,368 for depreciation and amortization.  Net cash used in investing activities of $61,422 related to purchases of computer and lab equipment and office furniture.  Net cash from financing activities of $882,578 was primarily the result of the net proceeds raised from the exercise of certain PP1 and PP2 Warrants as part of the STIIP.

Contractual Obligations

Our current material contractual obligations are our current and former corporate office leases and the principal, accrued interest and accrued liquidated damages under our PP1 and PP2 Notes.  During the September 2008 quarter, the sub-lessee on our former corporate office lease ceased its business and has defaulted on its lease obligation to us.  In December 2008, we executed a new sub-lease with a new tenant on this office facility at approximately $4,100 per month for the remaining lease term, which is through November 2009.  We have pursued formal legal action against the former sub-lessee and are seeking payment on the unpaid rent for the period from October 1 through December 14, 2008 as well as the difference between the rent due on the former sub-lease agreement versus the current sub-lease agreement, which in the aggregate is approximately $19,000.

The following notes payable, accrued interest and related accrued estimated liquidated damages are due on or before April 5, 2009.

PP1 and PP2 Notes:
Principal	$954,436
Accrued interest	194,976
Accrued estimated liquidated damages	177,024
1,326,436
Less: unamortized discount	(95,521)
1,230,915

Other notes payable	25,630
Total	$1,256,545

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

Item 4(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, who is also currently our interim Chief Financial Officer (the “Certifying Officer”), to allow timely decisions regarding required disclosures.

As of December 31, 2008, we carried out an analysis, under the supervision and with the participation of our management, including our Certifying Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. During the September 2008 quarter, the Certifying Officer determined that our consolidated financial statements for the fiscal years ended March 31, 2007 and 2006 and the quarterly periods June 30, 2007 and 2006, September 30, 2007 and 2006 and December 31, 2007 and 2006 should not be relied upon and that the Company would restate its consolidated financial statements for those respective years and periods.  We completed these restatements during the period from September to October 2008.  As of December 31, 2008, our Certifying Officer concluded that our disclosure controls and procedures and internal controls over financial reporting continued to be not effective and identified remediation measures to be implemented.

We estimate that the Certifying Officer, along with the Company’s other management personnel, will need to complete remediation measures that may include engaging an independent consulting firm to further evaluate, remediate, implement, document and test the internal controls in these key areas:

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

Inherent Limitations of Internal Controls

Our management does not expect that our disclosure control procedures or our internal controls over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and certain of its current and former officers and directors are defendants in litigation pending in Dallas, Texas, styled KINGDON R. HUGHES VS. GREGORY T. ROYAL, CYNTHIA A. GARR, JAMES T. MILLER, JR., CHARLES STIDHAM, CNH HOLDINGS COMPANY D/B/A CISTERA NETWORKS AND XBRIDGE SOFTWARE, INC.; Cause No. DV05-0600-G; G-134th District Court, Dallas County, Texas.  The plaintiff has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and XBridge in May 2003 and the acquisition of XBridge by the Company in May 2005.  The parties held a mediation conference in April 2006 and have come to an understanding with respect to the principal elements of a potential settlement. The Company is currently in the process of negotiating definitive settlement agreements. In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a contingent liability in the amount of $650,000 as of March 31, 2008 related to the outstanding litigation.  As of December 31, 2008, the Company believes that this amount represents the best estimate of a potential settlement.

The Company is a defendant in a breach-of-contract claim filed on behalf of Richard McDowell, the Company’s former Chief Financial Officer, who was terminated from the Company on July 14, 2008.  Mr. McDowell is demanding severance under his employment agreement with the Company.  On August 22, 2008, the Company through its legal counsel notified Mr. McDowell’s attorney that it categorically denied Mr. McDowell's claim for severance under the employment agreement.  On September 23, 2008, the Company received notice that Mr. McDowell had filed claims against it with the American Arbitration Association in accordance with the employment agreement.  On October 17, 2008, the Company through its legal counsel filed an answer with the American Arbitration Association that categorically denied Mr. McDowell's claims.  The Company also asserted counterclaims against Mr. McDowell.  An arbitrator has been assigned and the hearing is to occur during the period May 11 through May 13, 2009.  The Company plans to vigorously defend itself and pursue its counterclaims in the arbitration.

Item 1A.  Risk Factors

The risk factors discussed below are in addition to those set forth in our Form 10-KSB fot the fiscal year ended March 31, 2008.

We may need to raise additional capital to fund our operations.

Our ability to continue as a going concern is in doubt and we may not be successful in generating revenue and gross profit at levels sufficient to cover our operating costs and cash investment requirements.  Our current and primary source of cash availability is a $1.5 million credit facility with an accounts receivable “factoring” institution, Allied Capital.  Funds available to us under the credit line with Allied Capital are limited by the amount of eligible accounts receivable we hold at any given time. Additionally, fluctuations in the timing of customer orders adversely affect our ability to draw on the line when required. Allied Capital may declare the loan in default if we do not meet certain financial covenants, and the inability to continue factoring accounts receivable would result in a significant loss of working capital liquidity.

Additionally, we purchase over half of our products from one supplier—Equus Computer Systems. (“Equus”).  Equus provides us with open trade credit on 30 day terms based on a pre-established credit limit and, historically, has provided additional credit to support larger purchase order demands on a “one-off basis.”  We purchase most of our other products from our other suppliers on open trade credit terms with set dollar limits.  If Equus or our other significant suppliers were to cease to sell to us on trade credit terms, or were to substantially lower the credit limits they have set, we would need to accelerate our payments to those vendors, creating additional demands on our cash resources, or we would need to find other sources for those goods.

We will need to renegotiate or extend the currently outstanding PP2 Notes and related interest.

As of December 30, 2008, we were in default on approximately $148,000 of principal and accrued interest on certain PP2 Notes.  Currently, we are accruing interest on these PP2 Notes at a default rate of 18% per annum, which is the maximum allowable rate as stipulated under the PP2 Note purchase agreement.  Further, the remaining $1.1 million of principal and interest of PP2 Notes are due in April 2009.  If we need to raise additional capital it could be in the form of equity or debt, or a combination of the two. There can be no assurance that we will be successful in raising additional funds and, if so, on favorable terms or that the cost savings or required new capital will be sufficient.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 1, 2008, the Company issued to an employee 100,000 common stock purchase warrants that were immediately exercisable at $0.40 per share and have a five-year life.  The Company calculated the fair value of the warrants using the Black-Scholes model and recorded a charge in the amount $22,728 for the December 2008 quarter.

On December 4, 2008, an employee advanced the Company $25,000.  In consideration for this advance, the Company issued to the employee 25,000 common stock purchase warrants that were immediately exercisable at $0.40 per share and have a five-year life.  The Company calculated the fair value of the warrants using the Black-Scholes model and recorded a charge in the amount $4,100 for the December 2008 quarter.  As of December 31, 2008, the entire obligation remained outstanding and began to accrue interest at 8% per annum.  The obligation is due upon demand.

The foregoing issuances of warrants described above were made in private transactions intending to meet the requirements of one or more exemptions from registration.  In addition to any noted exemption below, we relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The investor was not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions.

Item 3.  Defaults Upon Senior Securities

As of December 30, 2008, we were in default on approximately $148,000 of principal and accrued interest on certain PP2 Notes (the “December PP2 Notes”).  As of this date, we began to accrue interest on the December PP2 Notes at a default rate of 18% per annum, which is the maximum allowable rate as stipulated under the PP2 Note purchase agreement.  We will likely need to renegotiate the payment or conversion of the principal and interest due on all of the PP2 Notes, of which approximately $1.1 million is due in April 2009, or raise additional capital, or a combination of the two. If we need to raise additional capital it could be in the form of equity or debt, or a combination of the two. There can be no assurance that we will be successful in raising additional funds and, if so, on favorable terms or that the cost savings or required new capital will be sufficient.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

3(i)	Restated Articles of Incorporation

3(ii)	Bylaws

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CISTERA NETWORKS, INC.

Date: February 17, 2009	/s/ Derek P. Downs
Derek P. Downs
Chief Executive Officer and interim
Chief Financial Officer

(Principal Executive, Financial and
Accounting Officer)