Form 10-K
period 2009-03-31
Cistera Networks, Inc.
filed 2009-07-14
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: March 31, 2009
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-17304
Cistera Networks, Inc.
(Name of small business issuer in its charter)

Nevada	91-1944887

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)
6509 Windcrest Drive, suite 160, Plano, Texas 75024
(Address of principal executive offices) (zip code)

Issuer’s telephone number	(972) 381-4699

Securities registered under Section 12(b) of the Act: NONE
Securities registered under Section 12(g) of the Act:
Common Stock Par Value $0.001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting
company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
At June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the quoted market price $.51 at which the common equity was sold as of was approximately $8,885,939.
As of June 30, 2009, 17,423,410 shares of the Issuer’s $.001 par value common stock were issued and outstanding.

CISTERA NETWORKS, INC.
FORM 10-K

(i)

PART I
ITEM 1: DESCRIPTION OF BUSINESS
BACKGROUND
     Cistera Networks, Inc. (“we” or “the Company”) was incorporated in Delaware on April 15, 1987, under the name of I.S.B.C. Corp. The Company subsequently changed its name first to Coral Companies, Inc., and then to CNH Holdings Company. Domicile was changed to Nevada in 1997. The Company conducted an initial public and secondary offerings during the 1980’s. On June 15, 1998, the Company acquired Southport Environmental and Development, Inc. This acquisition, however, was subsequently rescinded by agreement between the parties and made a formal order of the court effective April 19, 2000. This order put the Company in the position that it occupied at June 14, 1998, as if none of the actions that had occurred from that time to the date of rescission had transpired.
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
     In 2007, we began efforts to offer our solution sets in partnership with SIP-based Hosted Service Providers (HSP) like AT&T, Qwest, British Telecom, and other telco providers. We have engaged in rolling out these offerings with two basic models: a license subscription model and a revenue share model. We are currently in trials with HSP vendors to evaluate how best to deliver these services to end-users. These environments are significantly more complex and demanding than customer based solutions. Competitive Local Exchange Carriers (CLECS) must conform to a more rigorous regulatory environment including a higher degree of reliability and availability than what is required from an enterprise installation. Cistera is working towards meeting all the requirements of this environment.
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
     We began operations in May 2003, and first introduced our convergence solutions in September 2003. We initially offered our solutions at discounted prices, to seed the market and to establish a reference-able customer base. From May 2003 through June 2005, we staffed our operations, grew our reseller channel, built our infrastructure, created, marketed and delivered our solutions and obtained an initial base of paying customers. From January 2005 to the present time, we increased expansion efforts into Canada and Europe. Our revenues grew from $2,874,615 in fiscal 2008 to $3,714,272 in fiscal 2009, an increase of 29%.
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
     We plan to aggressively pursue an annuity-based business through offering our solutions through traditional perpetual license, maintenance and service fees; subscription based and revenue share opportunities with our hosted partners and through our own efforts. Currently over 25% of our business is recurring revenue and we expect this number to grow over time.
     Our business model relies upon the leverage of a network of strong reseller partners to sell our products. During the year, we continued to invest in building out our internal technical, sales and business development organizations to properly support our channel reseller program — CollaborNET™, which was launched in August 2008. This program allows us to effectively apply our resources to focus on the partners that are significant generators of revenue. In conjunction with CollaborNET, we have conducted joint business planning sessions, executed joint marketing campaigns and continued to certify partner installation engineers.
CURRENT ECONOMIC ENVIRONMENT
     As at March 31st, the United States is in the 20th month of a recession that has been by far the longest and most severe of the post-war period. Economic activity fell off a cliff in Q4 2008 and Q1 2009, with two consecutive quarters of sharp contraction — by 6.3% and 5.5% respectively according to the United States Government. This in turn has resulted in a significant reduction in business confidence and capital spending.
     As a result, our revenues have retracted significantly. We believe that this is primarily due to the downturn in the economy worldwide, which has resulted in longer sales cycles, as potential customers are hesitant to spend money on capital purchases. In addition, we have seen a decrease in licensing additional software and purchasing hardware, in part because many customers are experiencing minimal growth in revenues or revenue reductions and some customers are reducing their number of employees. All of our partners are experiencing significant slow down in their businesses that in turn affects our ability to generate revenues.
     Cistera has been significantly impacted by this economic crisis. Through the first two quarters of fiscal 2009 which ended March 31, 2009, we were on the path to another year of solid performance and anticipated a transition to a positive cash flow status in the third fiscal quarter. However, as reported, in the third fiscal quarter significant retractions in capital spending began to impact us, and projects that were in our forecasts were postponed.
     In light of the impact of the current economy on the Company, we have been working to reduce costs without affecting the company’s ability to deliver quality software and services. In addition, we have begun discussions with noteholders in an effort to restructure existing debt. At this time, so long as we are in default on our notes, we have been unable to negotiate other lines of credit to improve cash flow management.

     We currently have 15 full time and no part time employees located predominately in North America.
REVERSE/FORWARD SPLIT
     On the 25th June 2009, we filed a an Information Statement to inform our stockholders of (i) the approval on June 9, 2009 of resolutions by our Board of Directors proposing amendments to our Articles of Incorporation to effect a reverse stock split of our common stock followed immediately by a forward stock split of our common stock (the “Reverse/Forward Stock Split”), and (ii) our receipt of written consents dated June 9, 2009, approving such amendment by stockholders holding 65.6% of the voting power of all of our stockholders entitled to vote on the matter as of June 9, 2009. As a result of the Reverse/Forward Stock Split, stockholders owning fewer than 3 shares of our common stock will be cashed out at a price of $.14 per share, and the holdings of all other stockholders will remain unchanged.
     When the Reverse/Forward Stock Split becomes effective, we will have fewer than 300 stockholders of record, will be eligible to cease filing periodic reports with the Commission, and we intend to cease public registration and terminate the listing of our Common Stock on the OTC Bulletin Board. Once we cease public registration and terminate the listing of our Common Stock, we will not be required to provide our Stockholders with periodic or other reports regarding the Company, although we intend to continue to provide similar information through the Pink Sheets News Service.
     We have the financial resources to complete the Reverse/Forward Stock Split, the costs of which we anticipate to be approximately $25,800. However, if on the date immediately preceding the effective date of the Reverse/Forward Stock Split, we believe that the cash required to pay for the Reverse/Forward Stock Split exceeds our reasonable estimate of the amount of cash necessary to consummate the Reverse/Forward Split, we reserve the right not to effect the Reverse/Forward Stock Split.
     We believe that any material benefit derived from continued registration under the Exchange Act is outweighed by the cost. We have been unable to provide increased value to our stockholders as a public company, and particularly as a result of the increased cost and tangible and intangible burdens associated with being a public company following the passage of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), we do not believe that continuing our public company status is in the best interest of the Company or our stockholders.
     We believe that the significant tangible and intangible costs of our being a public company are not justified because we have not been able to realize many of the benefits that publicly traded companies sometimes realize. We do not believe that we are in a position to use our status as a public company to raise capital through sales of securities in a public offering, or otherwise to access the public markets to raise equity capital. In addition, our common stock’s extremely limited trading volume, stock price and public float have all but eliminated our ability to use our common stock as acquisition currency or to attract and retain employees.
     Our status as a public company has not only failed to benefit our stockholders materially, but also, in the company’s view, places an unnecessary financial burden on us. That burden has only risen in recent years, since the enactment of the Sarbanes-Oxley Act. As a public company, we incur direct costs associated with compliance with the Commission’s filing and reporting requirements imposed on public companies. To comply with the public company requirements, we incur an estimated $224,000 annually before taxes in related expenses. Of these expenses, we anticipate that the deregistration of our shares after the Reverse/Forward Stock Split will result in a reduction of approximately $198,000 in annual expenses as follows:
ESTIMATED FUTURE ANNUAL SAVINGS TO BE REALIZED IF THE COMPANY GOES PRIVATE

Accounting and Audit Fees	$38,000
Internal Control Compliance	$140,000
Stockholder Expenses	$5,000
Legal Fees	$15,000

Total	$198,000

     The estimates set forth above are only estimates. The actual savings that we may realize may be higher or lower than the estimates set forth above. In light of our current size, opportunities and resources, the Board does not believe that such costs are justified. Therefore, we believe that it is in our best interests and the best interests of our stockholders to eliminate the administrative, financial and additional accounting burdens associated with being a public company by consummating the Reverse/Forward Stock Split at this time rather than continue to subject the Company to these burdens.
     The Reverse/Forward Stock Split has been submitted to the Securities and Exchange Commission for proposal and comment. If the Reverse/Forward Stock Split is approved by the SEC, the transaction will become complete 20 days after the shareholders have been notified by letter. Currently, Cistera Networks, Inc. has 17,423,410 shares outstanding. If the transaction is approved and completed, 477 shares will be repurchased at $0.14 per share or $66.78, leaving 17,422,933 shares outstanding.
KEY TERMS AND DEFINITIONS
•	Enterprise Voice is defined as the combination of Enterprise Telephony and Enterprise VoIP Gateways.

•	Enterprise Telephony is defined as the combination of Enterprise IP Telephony and traditional telephony (PBX/KTS).

•	Enterprise IP Telephony is defined as the combination of LAN Telephony, Converged Telephony, and IP Phones.

•	Enterprise VoIP Gateway is defined as a Layer 3 network device which provides the interconnection of CPE-based voice and data traffic across a WAN network or the PSTN, also refereed to as trunks. This device is typically a modular or standalone router specially equipped with voice DSP resources.

•	LAN Telephony (IP-Only) is defined as those ports and systems which provide Enterprise Voice services over a LAN whereby both call control and voice traffic traverse a packet network, in most cases IP running over Ethernet. The use of a traditional PBX or KTS is not required. In most cases the three fundamental elements to this network architecture include a server running call control software, Ethernet switches, and IP Phones.

•	Converged Telephony (TDM/IP) is defined as those lines and systems that provide voice services whereby voice traffic traverses TDM lines but call control is packet based. In most cases this enables a traditional Enterprise Voice network to migrate its infrastructure to IP incrementally with the prime advantage of maintaining prior capital investment in PBXs and traditional phones. In most cases call control resides on a server, connected to a LAN, running call control software that provides call control to a PBX. In this case, the end-points remain TDM but the call control is IP. Also, other form factors of this segment may not include traditional phone systems, but an integrated standalone device that integrates the functions of TDM and IP at a systems level. These standalone solutions are targeted to smaller deployments as found at branch offices or small offices.

•	IP Phone is defined as a packet based telephone that has a Layer 3 IP address and a Layer 2 network connection (in most cases Ethernet or Voice over Ethernet). The functions of an IP Phone mirror that of a traditional phone. Technically, an IP Phone transmits voice traffic by first taking the Voice Payload and adding an RTP header, then a UDP header, then an IP header and finally an Ethernet header per frame. An IP Phone is an IP appliance, which has been optimized for voice applications. Given that it is more than a traditional telephone, other network services may be available to the IP Phone such as Internet browsing or other network services. An IP Phone can be a hard phone, soft phone, or wireless device.

•	Perpetual License Model — This is where the customer purchases the solution outright with the license to use the hardware and software. Typically the customer installs the Cistera solution on the customer premise and pays annual maintenance fees for support and upgrades.

•	Subscription License — This is where the customer pays a monthly service fee for the right to use the services provided by the solution set. Typically our solution is installed in a third-party’s computer center and multiple clients take advantage of the solution. There is usually an upfront installation and configuration charge in addition to the monthly recurring software license fee.

•	Revenue Share — This is where a third-party hosted service provider and Cistera share the revenue along with the cost of operating the solution. End user customers pay a determined fee each month to use the Cistera Services. It is typically sold as part of a complete IP Communications offering from a hosted service provider.
SUBSEQUENT EVENTS
Reverse/Forward Split
     On the 25th June 2009, we filed a an Information Statement to inform our stockholders of (i) the approval on June 9, 2009 of resolutions by our Board of Directors proposing amendments to our Articles of Incorporation to effect a reverse stock split of our common stock followed immediately by a forward stock split of our common stock (the “Reverse/Forward Stock Split”), and (ii) our receipt of written consents dated June 9, 2009, approving such amendment by stockholders holding 65.6% of the voting power of all of our stockholders entitled to vote on the matter as of June 9, 2009. As a result of the Reverse/Forward Stock Split, stockholders owning fewer than 3 shares of our common stock will be cashed out at a price of $.14 per share, and the holdings of all other stockholders will remain unchanged.
     When the Reverse/Forward Stock Split becomes effective, we will have fewer than 300 stockholders of record, will be eligible to cease filing periodic reports with the Commission, and we intend to cease public registration and terminate the listing of our Common Stock on the OTC Bulletin Board. Once we cease public registration and terminate the listing of our Common Stock, we will not be required to provide our Stockholders with periodic or other reports regarding the Company, although we intend to continue to provide similar information through the Pink Sheets News Service.
     We have the financial resources to complete the Reverse/Forward Stock Split, the costs of which we anticipate to be approximately $25,800. However, if on the date immediately preceding the effective date of the Reverse/Forward Stock Split, we believe that the cash required to pay for the Reverse/Forward Stock Split exceeds our reasonable estimate of the amount of cash necessary to consummate the Reverse/Forward Split, we reserve the right not to effect the Reverse/Forward Stock Split.
     We believe that any material benefit derived from continued registration under the Exchange Act is outweighed by the cost. We have been unable to provide increased value to our stockholders as a public company, and particularly as a result of the increased cost and tangible and intangible burdens associated with being a public company following the passage of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), we do not believe that continuing our public company status is in the best interest of the Company or our stockholders.
     We believe that the significant tangible and intangible costs of our being a public company are not justified because we have not been able to realize many of the benefits that publicly traded companies sometimes realize. We do not believe that we are in a position to use our status as a public company to raise capital through sales of securities in a public offering, or otherwise to access the public markets to raise equity capital. In addition, our common stock’s extremely limited trading volume, stock price and public float have all but eliminated our ability to use our common stock as acquisition currency or to attract and retain employees.

     Our status as a public company has not only failed to benefit our stockholders materially, but also, in the the company’s view, places an unnecessary financial burden on us. That burden has only risen in recent years, since the enactment of the Sarbanes-Oxley Act. As a public company, we incur direct costs associated with compliance with the Commission’s filing and reporting requirements imposed on public companies. To comply with the public company requirements, we incur an estimated $224,000 annually before taxes in related expenses. Of these expenses, we anticipate that the deregistration of our shares after the Reverse/Forward Stock Split will result in a reduction of approximately $198,000 in annual expenses as follows:
ESTIMATED FUTURE ANNUAL SAVINGS TO BE REALIZED IF THE COMPANY GOES PRIVATE

Accounting and Audit Fees	$38,000
Internal Control Compliance	$140,000
Stockholder Expenses	$5,000
Legal Fees	$15,000

Total	$198,000
     The estimates set forth above are only estimates. The actual savings that we may realize may be higher or lower than the estimates set forth above. In light of our current size, opportunities and resources, the Board does not believe that such costs are justified. Therefore, we believe that it is in our best interests and the best interests of our stockholders to eliminate the administrative, financial and additional accounting burdens associated with being a public company by consummating the Reverse/Forward Stock Split at this time rather than continue to subject the Company to these burdens.
Default On Convertible Promissory Notes
     Effective April 10, 2009, the Company is in default on approximately $1,140,000 of convertible promissory notes, including accrued interest related thereon. These notes were originally issued in the Company’s private placement that was executed in April 2007. Interest on the notes, which was eight percent (8%) per annum, compounded quarterly, will begin to accrue at eighteen percent (18%) per annum until the notes are paid in full.
     Effective December 27th 2008 the Company is currently in default on approximately $148,000 of convertible promissory notes and accrued interest related thereto issued in the Company’s private placement that occurred on December 29, 2006. The notes were due and payable on December 29, 2008. As a result of this default, interest on the notes, which was eight percent (8%) per annum, compounded quarterly, will begin to accrue at eighteen percent (18%) per annum until the notes are paid in full.
Resignation Of CEO
     Effective April 30, 2009, Mr. Derek P. Downs has resigned as President, Chief Executive Officer, acting Chief Financial Officer and director of the Company.
     Mr. Gregory T. Royal, currently the Executive Vice President, Chief Technology Officer and Director of the Company will become acting Chief Executive Officer and acting Chief Financial Officer of the company.
Company Restructuring
     On May 8th 2009 the Company announced a significant restructuring effort to reduce costs and response to the current economic environment. Included in the restructuring was:
•	Significant cuts in staffing in all areas in line with our reduced revenue expectations;

•	Reductions in travel expenses, with increasing reliance on Web conferencing capabilities;

•	Subleasing unneeded office and warehouse space, which should result in a 30% reduction in facilities costs; and

•	Decreases in our software licensing costs, in line with the reduction in staff and requirements

Release Of Version 1.9
     On the 14th May 2009, the company announced the release of version 1.9 of the Cistera Convergence Server. Cistera ConvergenceServer Version1.9 is the result of over five years of work on enterprise application platforms for Unified Communications and is the most advanced solution set available today.
INDUSTRY BACKGROUND
     The term “IP telephony” covers a range of technologies, including voice-over-IP (VoIP) and fax-over-IP services, which are carried over both the Internet and private IP-based networks. IP telephony connects across combinations of PCs, Web-based telephones, and phones connected via public telephone lines to remote voice gateways. Because information traveling through an IP-based network travels in discrete packets, it does not need to rely on a continuously available switched circuit as does information traveling in the analogue format used in traditional telephony. Consequently, IP-based services are very bandwidth and cost-efficient.
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
     VoIP technologies convert digitized voice into data packets that are encapsulated in Internet protocol, thus allowing IP Phone calls, faxes and voice traffic to be relayed over corporate intranets or across the Internet. As a result, VoIP presents an opportunity for exciting new uses for IP-based phone systems, such as: IP multicast conferencing and telephony distance learning applications, phone directories and customer service monitoring and playback of calls via IP, and “voice web browsing” where the caller can interact with a web page by speaking commands. The ability to access enterprise data and applications through a device such as a web-browser enabled IP Phone has presented an opportunity to position the IP Phone as a peer to the personal computer in many work environments — especially where PC’s are not appropriate user interfaces for employees. Apart from the economies provided by moving a firm’s communications onto one network, it is IP convergence—the uniting of voice, video and data—that has provided many companies with a compelling reason to replace legacy phone systems with IP telephony.
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
     Collaboration tools like video conferencing and multicasting can be delivered to every desktop, enabling up-to-the minute information sharing between employees, partners, suppliers and customers—improving the company’s ability to respond and collaborate at a fraction of the cost of other point solutions.
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
     The movement towards incorporating voice, video and data into a single network is referred to as “convergence”. IP telephony now allows the telephone to serve up data in a manner similar to a PC or any other web-enabled device.
     Before the introduction of our Cistera ConvergenceServer™, most IP data-based applications offered via IP Phones were limited by the phone’s own ability to navigate and/or manipulate data in a meaningful way. The Cistera ConvergenceServer™, coupled with XML, other standard protocols and an IP telephony environment, allows an enterprise to achieve unique client-application integration through its IP Phones. This integration is accomplished in the network as a peer with other user interface devices such as PCs, PDAs, wireless phones and point-of-sale devices, among others. By coupling an XML browser with voice services, we are able to combine voice, video and powerful data query applications and deliver them through IP communications devices.
OUR STRATEGY
     Our objective is to be the leading provider of IP communications application platforms and advanced application engines for businesses worldwide. To achieve this objective, we are pursuing the following strategies:
     Extend Our Product and Technological Leadership. We believe our solution supports more communications and data format standards across the broadest range of communications systems than all other competing solutions, allowing us to provide improved interoperability within a customer’s existing network infrastructure. We intend to build upon our IP communications technology and improve our solution’s functionality and ease-of-use for rapidly designing, deploying and maintaining our communications solutions in a customer’s environment. We may also seek to enhance our products through licensing or acquiring complementary technologies or businesses. We believe that we are also unique in delivering a full suite of application engines to an IP communications end point and plan to extend our application engine portfolio.
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
•	Cistera ConvergenceServer™ (CCS™) the foundation of a Cistera IPT solution is available in six form factors—the CCS 1000, the CCS 1500, the CCS 2500, the CCS 5500 and the CCS 7500 are designed to support “small”, “medium”, “large” and “service provider” performance requirements for specific customer locations. The servers are rack-mountable, open standards-based hardware systems.

•	Cistera ZoneController™ (CZC™) and ZoneSpeak™ enables IP phone systems to work with existing or newly installed overhead speakers to create a unified paging system. Cistera’s solution is the only one that supports simultaneous broadcasting to IP phones and speakers.
     Cistera 1.9 Software Platform. The Cistera 1.9 software platform is a component-based architecture that enables enhanced scalability and management of advanced IP Phone applications. This platform has built in media management engines that enable third-party application developers to leverage our pre-built components—a voice recording engine, a broadcast engine, a content streaming engine, a pin code and authentication engine, a ruleset engine and a grouping engine—without having to create each component from the ground up. Our authorized developers can use our published APIs to invoke many of these services and therefore focus their development efforts on the workflow components critical for specific industries. This platform also provides configurable administration and management tools.
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
     The application engines include:
•	QuickRecord™ — is a robust IP telephony voice recorder and media management service designed to support those environments requiring reliable call recording functionality on an adhoc basis, using major IP Telephony platforms like Cisco’s Call Manager™, Call Manager Express and Sylantro PBX platforms.

•	CallCenterRecord™ Standard — Dynamic call recording and playback features for your IP phone network. Providing high-quality, continuous call recording capabilities that will become an integral part of the way you do business. With digitized recordings, you will be able to transport recorded calls in your network as you see fit — attach them to a problem ticket, analyze them for customer service, minimize potential liability to your organization.

•	CallCenterRecord™ Enhanced — CallCenterRecord Enhanced builds on the successful CallCenterRecord. Enhanced provides for capabilities for the supervisor and auditor including Quality Reporting, Monitoring, and screen captures. Enhanced offers a complete recording and monitoring solution for small and medium contact centers.

•	CallCenterRecord™ Enterprise— is Cistera’s premier solution for large-scale contact centers. It provides a comprehensive solution for unified contact centers and builds on the functionality of Enhanced including tighter integration with Cisco Unified Contact Center (TM?) and Cistera QuickConnect outbound dialer, remote desktop control as well as comprehensive dashboarding functionality

•	LMRRecord for Cisco IPICS— is Cistera’s solution specifically designed to support Cisco’s IP Interoperable Communications Solutions. Cistera is the first and only recording solution designed and certified for Cisco’s IPICS offering. With this solution, customers can record all two-way radio, cell phone, and traditional analog systems in a single “talk group”.
     Event Alerting and Notification — Event Alerting and Notification Solutions allow customers to use their IP Telephony Platform as the core to their alerting and notification strategy. Emergency alert and notification solutions help organizations of all sizes communicate quickly and effectively during all types of incidents and challenges
•	RapidBroadcast™ — Advanced, full-featured messaging service that links data and voice with your business’ communication devices. Instantly transmit text or voice messages or schedule pre-recorded broadcasts to your entire organization through IP phones or external overhead speakers. Easy to configure and administer, RapidBroadcast™, and the entire suite of Cistera Networks applications, is managed via a web-based interface. Features include Whisper, Intercom, paging, text messaging and numerous other features.

•	LMRConnect™ — Two-way radios are a communications cornerstone for public agencies, emergency operations and businesses around the world. However, until today, proprietary technology confined push-to-talk radios to their own networks—keeping them well-separated from convergence with IP Telephony. Recognizing the need to integrate, Cistera Networks has created the LandMobileRadio (LMR) Connect Application Engine—bringing two-way radios into the IPT network.

•	MasterBellScheduler — Cistera provides a comprehensive solution for scheduled alerting and notification such as school bell ringing schedule. Using the popular RapidBroadcast Application

Engine and the Cistera Convergence Server (CCS), education IT administrators can control all elements of school bell ringing. From short days, K-12 and High School to emergencies, the IT administrator can tailor a schedule unique to their environment.

•	QuickConnect — is the premier engine for the delivery of event alerting and notification for cellular and analog phones. As part of the Event Alerting and Notification Solution, QuickConnect extends the popular RapidBroadcast to launch notifications beyond IP Phones, overhead paging systems and two-way radios now to every communications device. QuickConnect as an outbound dialing engine, can manage communications for Contact Centers, Education facilities, Local Government and Healthcare.
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
•	VirtualDirectory™ — a centralized directory system that allows telephone users, both internal and external, to traverse corporate information quickly without time consuming tree-based systems. Callers can use their touchtone or voice to request information or to be directed to the appropriate extension. It supports LDAP integration into popular contact management systems.

•	ContentStreamer™ — Bringing advanced voice, graphics, music, and data streaming capabilities to your IP phone network. You apply your own business logic, and let ContentStreamer work with your implementation of Cisco CallManager™ to determine who is on-hold. ContentStreamer will then stream your message to that caller, conserving bandwidth. ContentStreamer also provides NetRadio, the ability to stream media directly to the phone, Concerto, a picture management system for IP Phones, RSS Readers and RSS Feed Management, Podcasting and more.

•	PresenceManager™ — Presence Manager allows IP phone users and administrators to tailor their environments based on multiple factors, including physical presence and availability. Presence Manager allows administrators to control Global Presence for phones, such as setting the phone access for phones in classrooms. The Cistera ConvergenceServer(TM) uses PresenceManager to appropriately deliver, record and playback calls, to present notifications and events correctly and to allow a more comprehensive real-time directory view of an organization.

•	CentraMail™ — Cistera’s CentraMail offers unified voice mail and messaging capabilities in the Cisco and Nortel environments. CentraMail provides advanced functionality—a necessity no matter your organization’s size! With optimal flexibility and enterprise scalability, CentraMail fulfills all of your voice mail needs.

•	QuickConference — offers high-level conferencing capabilities with easy-to-use administration. QuickConference gives every organization an advanced means to host multi-channel, multi-user conferences—a key to successful business communications. Quick Conference is tightly integrated into IP phone environment to provide an unparalleled user experience.
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
ITEM 1A: RISK FACTORS
CERTAIN RISK FACTORS
     We cannot be certain that our revenues will continue to grow or that we will achieve profitability in the future. We cannot accurately predict our future growth rate, if any, or the ultimate size of our market. Our ability to increase revenues and achieve profitability depends on a number of factors outside of our control, including the extent to which:
•	Our products and solutions are complex and are deployed in a wide variety of network environments. The proper use of our software requires extensive training and, if our software products are not used correctly or as intended, inaccurate results may be produced. Our products may also be intentionally misused or abused by clients who use our products. The incorrect or improper use of our products or our failure to properly provide training, consulting, implementation and maintenance services to our clients may result in losses suffered by our clients, which could result in negative publicity and product liability or other legal claims against us.

•	We rely on technology and marketing relationships with major PBX vendors predominately Cisco. We are required to maintain a certification level with these vendors in order to be recommended as a solution. These requirements may change over time and, as a result, we might be forced to limit the features available in our current or future product offerings and the commercial release of our products could be delayed.

•	We are expanding our offerings to include hosted service providers who offer our solutions on a subscription model to end users. As a result we will become subject to increased regulatory burdens including warranty and certification requirements for participation in public communications networks. We might, as a result, be forced to limit the features available in our current or future product offerings and the commercial release of our products could be delayed.

•	We are expanding our offerings to include federal governments as well as state and local governments. As a result we will become subject to increased regulatory burdens including warranty and certification requirements for participation in government procurement networks. We might, as a result, be forced to limit the features available in our current or future product offerings and the commercial release of our products could be delayed within the government sector.

•	We integrate various third party software products as components of our products. We utilize third party software products to enhance the functionality of our products. Our business could be disrupted if functional versions of this software were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to spend additional capital to either redesign our software to function with alternate third party software or develop these components ourselves. We might, as a result, be forced to limit the features available in our current or future product offerings and the commercial release of our products could be delayed.

•	As our market opportunities change, our reliance on particular distribution channels or other partners may increase, which may negatively impact gross margins. There can be no assurance that we will be successful in maintaining or expanding these channels. If we are not successful, we may lose sales opportunities, customers and market share. In addition, some of our distribution channels or our other partners are suppliers of telecommunication infrastructure equipment.

•	We rely on a combination of patent, trade secret, copyright and trademark law, together with non-disclosure and non-competition agreements, as well as third party licenses to establish and protect the technology used in our systems. However, we cannot assure you that such measures will be adequate to protect our proprietary technology, that competitors will not develop products with features based upon, or otherwise similar to our systems, or that third party licenses will be available to us or that we will prevail in any proceeding instituted by us in order to enjoin competitors from selling similar products. Although we believe that our products do not infringe upon the proprietary rights of third parties, we cannot assure you that one or more third parties will not make a contrary claim or that we will be successful in defending such claim.

•	Certain of our software products contain a limited amount of open source code and we may use more open source code in the future. Open source code is code that is covered by a license agreement that permits the user to liberally use, copy, modify and distribute the software without cost, provided that users and modifiers abide by certain licensing requirements. The original developers of the open source code provide no warranties on such code. As a result of our use of open source software, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source code and we may incur expenses in defending claims that we did not abide by the open source code license. If we are not successful in defending against such claims, we may be subject to monetary damages or be required to remove the open source code from our products. Such events could disrupt our operations and the sale of our products, which would negatively impact our revenues and cash flows. In addition, under certain conditions, the use of open source code to create derivative code may obligate us to make the resulting derivative code available to others at no cost. The circumstances under which our use of open source code would compel us to offer derivative code at no cost are subject to varying interpretations. If we are required to publicly disclose the source code for such derivative products or to license our derivative products that use an open source license, our previously proprietary software products may be available to others without charge. If this happens, our customers and our competitors may have access to our products without cost to them, which could harm our business. We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. The use of such open source code, however, may ultimately subject some of our products to unintended conditions so that we are required to take remedial action that may divert resources away from our development efforts.

•	Many of our customers use our solutions to record and to store recordings of commercial interactions. These recordings are used to provide back-up and verification of transactions and to guard against risks posed by lost or misinterpreted voice communications. These customers rely on our solutions to record, store and retrieve voice data in a timely, reliable and efficient manner. If our solutions fail to record our customers’ interactions or our customers are unable to retrieve stored recordings when necessary, we may be subject to liability and our reputation may be harmed. Although we attempt to limit any potential exposure through quality assurance programs, insurance and contractual terms, we cannot assure you that we will eliminate or successfully limit our liability for any failure of our recording and storage solutions.

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
     Our consolidated financial statements as presented in Item 7 “Financial Statements” of this Report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the fiscal year ended March 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, the substantial losses from operations that we have incurred since inception, our current liquidity position, net losses of approximately $4.6 million for the fiscal year ended March 31, 2009, which included non-cash charges of $1.4 million related to amortization of discounts associated with our sale and issuance of Senior Unsecured Convertible Promissory Notes in the fiscal year 2005 (the “PP1 Notes”) and fiscal years 2007 and 2008 (“the PP2 Notes”), negative working capital (current liabilities in excess of current assets) of $3.7 million as of March 31, 2009 and other factors described in Note 1 to our consolidated financial statements and included in “Item 7 Management’s Discussion and Analysis or Plan of Operations.” Accordingly, as of March 31, 2009, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations.
     In our “Customer Premise Equipment” (CPE) segment, we continue to focus on growing our volume with our top resellers. By instituting a new partner program that focuses resources on the top producing reseller partners, the Company can increase revenues while optimizing sales support and fulfillment resources. Our “Hosted” segment is still in the development phase. In this period, Nortel Networks Inc filed for bankruptcy protection. Sylantro Networks was sold to it’s major competitor. We are currently re-evaluating our partnerships with these companies. If we are not successful in these initiatives, it may be necessary to reduce costs, primarily through personnel cuts.
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
     The majority of the capital in our business has been funded through convertible debt borrowings under two private placements (the “PP1 placement” and the “PP2 placement”). To fund future investment in our emerging hosted business and to provide us with additional working capital, in June of 2008, we completed a short-term incentive inducement program (the “Short Term Investment Incentive Plan” or “STIIP”) for the private placement participants. The STIIP, which concluded on June 24, 2008, significantly reduced our outstanding debt and provided approximately $844,000 in new cash investment.
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
     All of our fiscal year 2009 consolidated sales were to Cisco customers. While we currently enjoy a very strong relationship with Cisco, it is not guaranteed that the partnership will continue. We have achieved successful verification testing and intend to maintain the approved status as a Technology Development Partner (TDP) with Cisco, but we cannot guarantee that the relationship could not weaken or cease to exist at the current level.
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
     Most of our revenues come from our ability to sell products and services to our channel partners (“Resellers” or “Value-Added Resellers (VARS)”) that, in turn, resell our solutions to their customers. This dependency means that if the relationships were lost, our ability to generate revenue and profits would be severely impacted. While our relationships change from time to time, some of our most significant channel partners at this time are AT&T, INX, NETech,, CSI Technology Outfitters, Eplus, Presidio and ITS. If a given channel partner changes its marketing strategy and de-emphasizes its use of solutions offered by us, our ability to generate revenue from our products would diminish and our operations and results of operations would be materially and adversely affected.

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
     As of March 31, 2009, the three-month average daily trading volume was approximately 1,493 shares, with many days having no trades (-0- share volume). If any large shareholder were to begin selling shares in the market rather than hold all of those shares over a longer term, the added available supply of shares could cause the market price of our shares to drop. Furthermore, in light of the large number of shares being held by some shareholders at a generally lower acquisition cost of those shares through the STIIP, some shareholders could be willing to sell shares at a price lower than the currently prevailing market price, thereby depressing that price.
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

ITEM 1B: UNRESOLVED STAFF COMMENTS
     None.
ITEM 2: PROPERTIES
     Our corporate offices are located at 6509 Windcrest Drive, Plano, TX 75024. We lease this office space, which contains approximately 9,767 rentable square feet, from GK II Plano, L.P. Our rent under this lease is approximately $14,479 per month and the lease expires July 31, 2013.
     Cistera Networks entered into a sublease agreement with First Choice Funding for office space located at 17304 Preston Road, Suite 975 Dallas, TX 75252 (Dominion Plaza) on March 1, 2008. The rate for this sublease was $4,974 per month and the sublease was to terminate on 11/30/09. Cistera was given a sublease guarantee by First Choice Funding’s parent company, PMC Bancorp. In September, 2008 First Choice Funding was dissolved as a going concern and the sublease was abandoned. Subsequently, PMC Bancorp has settled the outstanding obligations of First Choice Fundings for the sum of $10,000.
     Cistera Networks entered into a new sublease agreement for the Dominion Plaza property with Palisade Systems Inc which commenced in December of 2008. The monthly rate for this sublease was $4,062.50 with a termination date of 11/30/09. On May 29, 2009 Cistera was informed by the Property Manager at Dominion Plaza that Palisade Systems had vacated the premises. Cistera is continuing to actively seek a new sublease for this space but given the short timeframe to lease termination it is unlikely that the company will find a subtenant for this space.
ITEM 3: LEGAL PROCEEDINGS
     The Company and certain of its current and former officers and directors are defendants in litigation pending in Dallas, Texas, styled KINGDON R. HUGHES VS. GREGORY T. ROYAL, CYNTHIA A. GARR, JAMES T. MILLER, JR., CHARLES STIDHAM, CNH HOLDINGS COMPANY D/B/A CISTERA NETWORKS AND XBRIDGE SOFTWARE, INC.; Cause No. DV05-0600-G; G-134th District Court, Dallas County, Texas. The plaintiff has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and XBridge in May 2003 and the acquisition of XBridge by the Company in May 2005. The parties held a mediation conference in April 2006 and have come to an understanding with respect to the principal elements of a potential settlement. The Company is currently in the process of negotiating definitive settlement agreements. In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a contingent liability in the amount of $650,000 as of March 31, 2008 related to the outstanding litigation. As of March 31st, 2009, the Company believes that this amount represents the best estimate of a potential settlement.
     The Company is a defendant in a breach-of-contract claim filed on behalf of Richard McDowell, the Company’s former Chief Financial Officer, who was terminated from the Company on July 14, 2008. Mr. McDowell is demanding severance under his employment agreement with the Company. On August 22, 2008, the Company through its legal counsel notified Mr. McDowell’s attorney that it categorically denied Mr. McDowell’s claim for severance under the employment agreement. On September 23, 2008, the Company received notice that Mr. McDowell had filed claims against it with the American Arbitration Association in accordance with the employment agreement. On October 17, 2008, the Company through its legal counsel filed an answer with the American Arbitration Association that categorically denied Mr. McDowell’s claims. The Company also asserted counterclaims against Mr. McDowell. An arbitration hearing was conducted during the period from July 7 and July 8 and we anticipate the arbitrator will issue a ruling within the next thirty days. The company has not recorded any contingency liability related to these claims.
ITEM 4: SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is presently traded in the over-the-counter market and is listed on the Pink Sheets maintained by the National Quotation Bureau, Inc., and on the Bulletin Board maintained by the maintained by the Financial Industry Regulatory Authority (formerly known as the National Association of Securities Dealers, Inc.), under the symbol CNWT. The following table sets forth the range of high and low bid quotations for the common stock during each calendar quarter beginning April 1, 2007, and ending March 31, 2009. The figures have been rounded to the nearest whole cent.

	High	Low
June 30, 2007	$1.64	$0.85
September 30, 2007	$1.02	$0.63
December 3[1], 2007	$1.01	$0.44
March 31, 2008	$1.00	$0.73

June 30, 2008	$0.85	$0.63
September 30, 2008	$0.60	$0.16
December 31, 2008	$0.39	$0.22
March 31, 2009	$0.30	$0.06
     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.
RECORD HOLDERS
     The number of shareholders of record of the Company’s issued and outstanding common stock as of March 31, 2009 was approximately 628. Registered holders include brokerage firms and clearinghouses holding our shares for their clientele, with each brokerage firm and clearinghouse considered as one holder.
DIVIDENDS
     The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.
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
     On June 9th 2008 Under the STIIP, the Company temporarily modified the terms of its outstanding PP1 Notes, PP2 Notes, PP1 Warrants and PP2 Warrants. During the period beginning June 9, 2008 through June 24, 2008 (the “Conversion Period”), the conversion prices of the PP1 Notes and PP2 Notes, which were $1.00 and $0.75 per share, respectively, were reduced to $0.53 per share. In addition, the exercise prices for the PP1 Warrants and the PP2 Warrants, which were $1.30 and $1.00 per share, respectively, were reduced to $0.40 per share. Under the STIIP, certain PP2 Note holders converted $3,240,290, comprised of $2,470,156 in principal and $770,134 in accrued interest and liquidated damages into approximately 6.2 million shares of the Company’s common stock at the reduced conversion price.
     Also under the STIIP, certain PP1 and PP2 Warrant holders exercised approximately 2.3 million PP1 and PP2 Warrants at an exercise price of $0.40 per share. All PP1 and PP2 Warrant holders who exercised their warrants also received three additional warrants (the “Bonus Warrants”) for every ten warrants exercised. The Bonus Warrants were exercisable during the Conversion Period at an exercise price of $0.30 per share, and if not exercised on or before such date, the exercise price for such Bonus Warrants was increased to $0.60 per share. A total of 507,675 Bonus Warrants were exercised at $0.30 per share. The Bonus Warrants not exercised expire on April 6, 2012. The total cash proceeds received from the exercises of the PP1, PP2 and Bonus Warrants was approximately $844,000.
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
ITEM 6: SELECTED FINANCIAL DATA
     As a smaller reporting company, we are not required to provide this information.
ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
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
OVERVIEW OF BUSINESS
     We provide a range of enterprise application servers—named the ConvergenceServer™ —for IP Communications that deliver advanced application services, like recording, monitoring and reporting for quality assurance and compliance requirements; and broadcasting across IP phones, cell phones, overhead speakers and two-way radios for event alerting and notification requirements. The solutions are used by organizations of all sizes—large enterprises, small and mid-sized organizations, both in the commercial and public sectors. We offer our solution sets predominately using a perpetual license and maintenance fee model, with increasing movement to an annuity pricing structure for hosted application services delivery (also referred to as Software-as-a-Service or SaaS).
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

FISCAL YEAR
     Our fiscal year ends on March 31. References to fiscal 2009, for example, refer to the fiscal year ended March 31, 2009.
SOURCES OF REVENUES
     We derive our revenues from three sources: (1) convergence solutions, which are comprised of software and hardware solutions; (2) professional services revenues, consisting primarily of installation, configuration, integration, training and VAR support services; and (3) support and maintenance, which is comprised of tiered technical support levels. Convergence solutions revenues accounted for approximately 65% percent of total revenues during fiscal year 2008 and 67% percent of total revenues during fiscal year 2009. Professional services revenues accounted for approximately 14% percent of total revenues during fiscal 2008 and 6% percent of total revenues during fiscal year 2009. Revenues for our support and maintenance services made up approximately 21% percent of total revenues during fiscal 2008 and 27% percent of total revenues in fiscal 2009.
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
COST OF REVENUES AND OPERATING EXPENSES
Cost of Revenues
     Cost of convergence solutions revenue consists primarily of the purchase cost of computer equipment that hosts our platform and applications solutions. Cost of professional services revenue consists primarily of employee related expenses from our field engineers and other employees and contractors that configure, install, and integrate our convergence solutions for our customers. The cost of support and maintenance revenues primarily consists of employee-related costs associated with providing technical support at various service levels and the costs associated with any required maintenance provided to our customers’ convergence solutions equipment. The company estimates that approximately 80% of salary cost of employees whose primary role is to provide professional services and support and maintenance is attributable to the cost of securing those revenues.
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
Marketing and Sales
     Marketing and sales expenses are typically one of our largest costs, accounting for approximately 50% of total revenues for fiscal 2008 and 30% of total revenues in fiscal 2009. The decrease in marketing and sales costs for fiscal year 2009 is indicative of the global economic downturn. Marketing and sales expenses consist primarily of salaries and related expenses for our sales and marketing staff, including commissions; payments to VARs; marketing programs, which include advertising, events, corporate communications, public relations, and other brand building and product marketing expenses, and allocated overhead. Since the beginning of fiscal 2005, our sales and marketing costs as a percentage of total expenses have increased as a result of increased market coverage in the U.S., Canada and the U.K.
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

     Deferred revenue represents contracts for certain revenue to be recognized in the future from support and maintenance contracts as well as product sales and professional services that have been shipped and billed but not installed. Support and maintenance contracts are executed on an annual basis and the revenue from these contracts is recognized over the life of the contracts. Of the total deferred revenue shown as a current liability in the amount of $865,271 the deferred revenue for products and services was $253,159 as of March 31, 2009. The remainder of current deferred revenue and the long-term deferred revenue of $786,666 relates to technical support and maintenance services.
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
Accounting for Sales Commissions
     During fiscal year 2008, the Company adopted a sales commission plan that paid commissions at a target rate of 3.75% of the contract amount. Commissions payable are accrued in the period that the customer accepts the product or service from the Company. In fiscal year 2009, the Company amended the sales commission plan in order to provide a more comprehensive compensation structure to the sales organization. Sales commissions are generally paid on sales meeting the criteria for sales commission payment in the subsequent accounting period.
Convertible debt and warrants
     During the fiscal years 2005 through 2008, the accounting for financial instruments - convertible debt and detachable warrants — (and the potential derivative accounting related to these financial instruments) was significant to our financial statements because the accounting for such instruments requires the use of management’s significant estimates and assumptions. This accounting policy is also significant because of the potential fluctuations in the estimated fair value from period to period, which are recorded as a benefit (charge) to net loss on the statement of operations. We estimated the fair value of the PP1 Warrants and PP2 Warrants using the Black-Scholes option pricing model. This model requires the use of significant estimates and assumptions related to the estimated term of the financial instruments, the volatility of the price of our common stock, and interest rates, among other items. Fluctuations in these assumptions may have a significant impact on the estimated fair value of financial instruments, which, in turn, may have a significant impact on our reported financial condition and results of operations.
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

RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the consolidated statements of financial operations, in their entirety.
Overview of Results of Operations for: Fiscal 2009, Ended March 31, 2009, and Fiscal 2008, Ended March 31, 2008.

	For the Year Ended March 31,
	2009	%of rev	2008	% of rev

Revenues:
Convergence Solutions	$2,498,763	67%	$1,871,923	65%
Professional Services	231,222	6%	406,923	14%
Support and Maintenance	984,287	27%	595,769	21%

Total Revenues	3,714,272	100%	2,874,615	100%
Cost of Revenues:
Convergence Solutions	657,507	18%	520,952	18%
Professional Services	209,680	6%	311,100	11%
Support and Maintenance	90,726	2%	148,750	5%

Total Cost of revenues	957,913	26%	980,802	34%
Gross Profit	2,756,359	74%	1,893,813	66%
Expenses:
Sales and marketing	1,112,375	30%	1,433,888	50%
Software development	823,040	22%	630,411	22%
Engineering and support	706,167	19%	268,754	9%
General and administrative	1,367,645	37%	1,470,056	51%
Charge for litigation contingency	—	—%	650,000	23%
Depreciation and amortization	403,813	11%	353,582	12%

Total expenses	4,413,040	119%	4,806,691	167%
Loss from operations	(1,656,681)	(45%)	(2,912,878)	(101%)
Other income (expense)
Interest income	326	—%	22,626	1%
Interest expense	(233,886)	(6%)	(311,108)	(11%)
Charge for stock issued to convertible promissory note holders	(1,324,444)	(36%)	(135,825)	(5%)
Amortization of discount on convertible notes	(1,434,353)	(39%)	(1,532,511)	(52%)
Charge for estimated liquidated damages	10,921	—%	(381,924)	(13%)
Other income (expense)	10,000	—%	(800)	—%

Total other income (expense)	(2,971,436)	(81%)	(2,339,542)	(81%)
Net loss	$(4,628,117)	(126%)	$(5,252,420)	(182%)

Basic & diluted net loss per share	$(0.30)		$(0.61)

Weighted average shares outstanding — basic and diluted	15,390,834		8,644,112

     Our revenues have grown from $2,874,615 in fiscal 2008 to $3,714,272 in fiscal 2009, a growth year-over-year of 29% on a recognized revenue basis.
     Our gross profit during the fiscal year 2008 was $1,893,813 or approximately 66% of revenues, and the operating loss for the same period was ($2,912,878). Gross profit for fiscal year 2009 was $2,756,359 or approximately 74% of revenues, and our operating loss for the same period was ($1,656,681).
     In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), as of March 31, 2008 we have recorded a contingent liability and related charge for outstanding litigation. While the Company may prevail in this matter and disputes damages sought in the case, we have recorded a reserve of $650,000 in accordance with the SFAS 5.
LIQUIDITY AND CAPITAL RESOURCES
     From our start of operations in May 2003 through the end of fiscal 2009, we funded our operations primarily through financing obtained in two private placements—the first in the third quarter of fiscal 2005 and the second initiated in the third quarter of fiscal 2007.
     At March 31, 2009, we had cash and cash equivalents of $1,493. Accounts receivable at March 31, 2009 were $151,322. Accounts payable, accrued current liabilities, and related party payables totaled $2,044,863 as of March 31, 2009.
     The Company completed its Short Term Investment Incentive Program, wherein the Company extended incentives to PP1 and PP2 Note holders to 1) convert their notes to equity at a reduced conversion price, and 2) exercise their warrants at a reduced exercise price. This Program resulted in the reduction of the Company’s debt by $3,194,953 including accrued interest, and generated approximately $844,000 in proceeds from the exercise of warrants.
     The Company, in cooperation with one of its Gold Reseller Partners, has secured its largest contract to-date for the purchase of joint products and services from a state in the Midwestern United States, in the initial amount of approximately $500,000. Together, these events have substantially improved the liquidity position of the Company.
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
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a smaller reporting company, we are not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements of the Company are included as a separate section of this report beginning on page F-1 immediately following the signature page to this report.
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A: CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     As of March 31, 2009, we carried out an initial analysis, under the supervision and with the participation of our management, including our Chief Executive Officer (the “Certifying Officer”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-KSB (“Annual Report”).
     The Certifying Officer also previously determined as of December 31, 2007 that our financial management team did not have sufficient experience in the preparation of the narrative disclosures in notes to the interim financial statements to ensure that the disclosure controls and procedures we maintain (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. In an effort to remediate the insufficiency, we engaged an independent financial consulting group to provide the personnel resources necessary for technical accounting and for the recording of complex financial transactions, preparation of financial statements, and management reporting and disclosure reporting. This engagement resulted in a comprehensive review of our Company’s financials, which resulted in the Company amending its fiscal year 2007 Annual Report and its Form 10-QSB filings for the quarterly periods ended June 30, 2007 and September 30, 2007
     We will also monitor our disclosure controls and procedures on a continuing basis to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In the future as such controls change in relation to developments in the our business and financial reporting requirements, our evaluation and monitoring measures will also address any additional corrective actions that may be required.
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
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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

     Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control — Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2008. An independent financial firm will be engaged to complete remediation measures that may include further evaluation, remediation, implementation, documentation and testing of our key internal controls.
     The SEC has extended the requirement date for non-accelerated filers of Section 404(b), the OUTSIDE AUDITOR’S attestation, from being required for years ending December 15, 2008 or later to December 15, 2009 or later. The Section 404(a) MANAGEMENT ASSESSMENT, however, is still in effect. This Annual Report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There has been no change in the Registrant’s internal control over financial reporting during the year ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
ITEM 9B: OTHER INFORMATION
     None.

PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS AND DIRECTORS
     The following table sets forth the name, age, and position of each executive officer and director of the Company as of the period ending March 31, 2009:

Director’s Name	Age	Position with Company

Derek P. Downs	41	Chief Executive Officer and Director

Greg T. Royal	43	Chief Technology Officer, Executive Vice President and Director
     Our directors hold office until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified. Our officers are elected by the Board of Directors at the board meeting held immediately following the shareholders’ annual meeting and hold office until their death or until they either resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment for executive officers, all of whom serve on an at will basis.
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
     Gregory T. Royal has served as Executive Vice President and Chief Technology Officer, and has been a member of the Board of Directors since May 2003. Mr. Royal is the original founder of XBridge Software, and the inventor of the Convergence Server™ technology. Mr. Royal has over 18 years of IT Sales, Marketing and Management experience in New Zealand, Australia and the United States. He has held Senior Sales and Marketing positions at Sycom Office Equipment, Eagle Technology, Network General Corp. (NASDAQ:NETG) and Network Associates Inc (NASDAQ:NETA). Mr. Royal has system certification with Compaq, IBM, Novell and Hewlett Packard. He also has significant experience in designing and deploying large-scale IT systems including experience in Banking and Finance, Government, and Retail and Property Services. Mr. Royal holds an MBA from Rushmore University.
BOARD COMPOSITION AND COMMITTEES
     Our Board of Directors currently consists of two members, Gregory T. Royal, and Derek P. Downs. We are planning to expand the number of members constituting our Board of Directors and will seek persons who are “independent” within the meaning of the rules and regulations of NASDAQ to fill vacancies created by any expansion. Because of our current stage of development, we do not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The Board meets periodically throughout the year as necessity dictates. No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

Audit Committee Financial Expert
     The Company’s Board of Directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. As there is no separately designated Audit Committee, the entire Board of Directors serves as the Audit Committee. The Board of Directors believes that all members of its Audit Committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the Board of Directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.” Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” and competition for these individuals is significant. The Board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”
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
Shareholder Communications with the Company’s Board of Directors
     Any shareholder wishing to send written communications to the Company’s Board of Directors may do so by sending them in care of Greg Royal, CEO, at the Company’s principal executive offices. All such communications will be forwarded to the intended recipient(s).
COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
     Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and representations from certain reporting persons regarding their compliance with the relevant filing requirements, the Company believes that all filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended March 31,2009.
CODE OF ETHICS
     Due to the current formative stage of the Company’s development, it has not yet developed a written code of ethics for its directors or executive officers.

ITEM 11: EXECUTIVE COMPENSATION
SUMMARY COMPENSATION
SUMMARY COMPENSATION TABLE
     The following table sets forth, for our last two fiscal years, certain information concerning the compensation paid by the Company to our Chief Executive Officer and our other most highly paid executive officer who received in excess of $100,000 in compensation during these periods.

SUMMARY COMPENSATION TABLE
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)
								Nonqualified
	Year						Non-Equity	Deferred	All Other
Name and	Ended				Stock	Option	Incentive Plan	Compensation	Compen-
Principal	March	Salary		Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	31	($)		($)	($)	($)	($)	($)	($)	($)

Derek P. Downs	2009	$128,064		—	—	—	—	—		$128,064
CEO/Director	2008	$150,000	(1)	—	—	—	—	—	82,880	$233,084

Greg T. Royal	2009	$109,940		—	—	—		—		$109,940
Executive V.P./Director	2008	$136,370	(2)	—	—	—	—	—	70,979	$207,349

(1)	The base salary amount for Mr. Downs is $150,000. There was an additional bonus of $52,439 provided to offset the tax impact of a stock grant for historical accrued salary and additional compensation of $30,441 was recognized for prior years’ accrued salary.

(2)	The base salary amount for Mr. Royal is $150,000. There was additional compensation of $70,979 recognized for prior years’ accrued salary.
     There are no compensatory plans or arrangements with respect to any of our executive officers, which result or will result from the resignation, retirement or any other termination of such individual’s employment with us or from a change in control of the Company or a change in the individual’s responsibilities following a change in control. No stock options, stock appreciation rights or other stock based incentives were awarded to any of our named executive officers during fiscal 2008 and 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Outstanding Equity Awards at Fiscal Year-End
Option Awards

	Number of		Number of	Number of
	Securities		Securities	Securities
	Underlying		Underlying	Underlying
	Unexercised		Unexercised	Unexercised		Option
	Options		Options	Unearned		Exercise	Option
	(#)		(#)	Options		Price	Expiration
Name	Exercisable		Unexercisable	(#)		($)	Date

Derek Downs	0		0	275,000	(3)	1.30	2/6/2009

Cynthia Garr	41,831	(1)	0	0		0.46	4/1/2009

				275,000	(3)	1.10	10/1/2009

Gregory Royal	271,174	(2)	0	0		0.46	5/3/2009

				275,000	(3)	1.10	10/1/2009

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
ITEM 12: SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
PRINCIPAL SHAREHOLDERS
     The following table sets forth information, as of June 30, 2009, concerning beneficial ownership of Common Stock, our only class of equity securities currently outstanding, by (i) the only persons known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock, (ii) all directors, (iii) all named executive officers and (iv) all directors and named executive officers as a group.

Title of	Name and Address	Nature and Amount
Class	Of Beneficial Owners	of Beneficial Ownership		Percent
Common	Gregory T. Royal(1)	1,396,159	(2)	7.89%

Common	Derek P. Downs(3)	125,199		*

Common	Cynthia A. Garr 5935 Buffridge Trail Dallas TX 75252	1,330,191	(4)	7.62%

Common	Kingdon Hughes 16475 Dallas Pkwy, Suite 440 Addison, TX 75001	1,465,593	(5)	8.32%

Common	Roaring Fork Capital Management 5350 South Roslyn St., Suite 380 Greenwood Village, CO 80111	3,533,379	(6)	20.03%

All Officers and Directors as a Group		1,396,159		7.89%

*	Less than 1%

(1)	Mr. Royal is the Company’s only Director and its Chief Executive Officer, President and acting Chief Financial Officer. The business address for Mr. Royal is 6509 Windcrest Drive, Suite 160, Plano, Texas 75024.

(2)	Includes options to purchase 271,174 shares resulting from the post merger conversion of options to purchase shares of XBridge common stock that are presently exercisable.

(3)	Mr. Downs was a Director and the Company’s Chief Executive Officer, President and acting Chief Financial Officer until April 30, 2009 when he resigned.

(4)	Includes options to purchase 41,831 shares resulting from the post merger conversion of options to purchase shares of XBridge common stock that are presently exercisable.

(5)	Includes 189,822 shares subject to warrants that are presently exercisable.

(6)	Roaring Fork has a $200,000 note, currently convertible into 367,742 shares of common stock. These shares are included in the above number.
EQUITY COMPENSATION PLAN INFORMATION
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

     The following table summarizes our equity compensation plan information as of July 14 2009
Equity Compensation Plan Information

Number of
securities
remaining
	Number of		available for future
	securities to be		issuance under
	issued upon	Weighted-average	equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan category	(a)	(b)	(c)

Equity Compensation Plans approved by security holders	N/A	N/A	N/A
Equity Compensation Plans not approved by security holders	547,917	$0.63	1,452,083
Total	547,917	$0.63	1,452,083
EQUITY COMPENSATION PLAN GRANTS NOT APPROVED BY SECURITY HOLDERS.
     Under the provisions of the Plan, on February 6, 2004, the Company granted non-statutory options for 100,000 shares of common stock, to various employees in consideration for employment with and services provided to the Company, and non-statutory options for 275,000 shares of common stock to Mr. Derek Downs, our past Chief Executive Officer, interim Chief Financial Officer and a past Director. These options were issued with an exercise price of $1.30, which was the closing trading price per share on the date of the grant. These options vest over 4 years from the date of the grant, and may be exercised at any time after vesting through January 2009.
     Under the provisions of the Plan, on October 1, 2004, the Company granted non-statutory options for 550,000 shares of common stock, including options to purchase 275,000 shares to each of Mr. Greg Royal, our acting Chief Executive Office, acting Chief Financial Officer, Executive Vice President, Chief Technology Officer and Director and Ms. Cynthia Garr in consideration for employment with and services provided to the Company. These options were issued with an exercise price of $1.10, which was the closing trading price per share on the date of the grant. Fifty percent of these options vested immediately and the other 50% vested one year from the grant date and could be exercised at any time after vesting through October 2009.
     On April 1, 2007, the options granted to each of Messrs. Downs and Royal and Ms. Garr were mutually cancelled by the parties.
     On October 1, 2004, the Company issued 90,000 non-statutory options for 90,000 shares of common stock to various outside service providers and employees. These options vested over a range of immediately to four years and have five year contractual lives. Additionally, under the provisions of the Plan, on January 3, 2005, the Company granted 304,550 restricted shares of common stock to various employees and consultants as consideration for employment with and services provided to the Company. Of these shares, 123,132 restricted shares were granted to Mr. Downs. The market price of our common stock on January 3, 2005, the date of these grants, was $3.00. On April 1, 2006, the Company granted an additional 2,000 restricted shares of our common stock under the provisions of the Plan to another employee as consideration for employment with the Company. The market price of our common stock on April 1, 2006 was $0.95.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR
INDEPENDENCE
     On April 5, 2007, the Company issued a Senior Unsecured Convertible Promissory Note in the principal amount of $30,000, and issued warrants to purchase 30,000 shares of the Company’s common stock to Derek Downs, an officer and director of the Company, in connection with the cancellation of an equal amount of the Company’s outstanding obligations. As of March 31, 2009, interest of $11,323 had been accrued on this Note.

     On April 5, 2007, the Company issued a Senior Unsecured Convertible Promissory Note in the principal amount of $70,779, and issued warrants to purchase 70,779 shares of the Company’s common stock to Gregory Royal, an officer and director of the Company, in connection with the cancellation of an equal amount of the Company’s outstanding obligations. As of March 31, 2009, interest of $26,715 had been accrued on this Note.
     None of our directors are independent, as defined by Rule 4200(a)(15) of the Nasdaq’s listing standards.
ITEM 14: PRINCIPAL ACCOUNTANT FEES & SERVICES
     The following is a summary of the fees billed to us by Farmer, Fuqua & Huff PC and Robison Hill & Company for professional services rendered for the years ended March 31, 2009 and 2008:

Service	2009	2008
Audit Fees	$55,000		$33,428
Audit-Related Fees	—	$
Tax Fees			1,945
All Other Fees	—		—

Total	$55,000		$35,373

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

PART IV
ITEM 15: EXHIBITS
     The following exhibits are included as part of this report:

Exhibit
Number	Title of Document
3(i)	Restated Articles of Incorporation (Incorporated by reference from Exhibit 3(i) to the Company’s Quarterly Report of Form 10-Q for the fiscal quarter ended December 31, 2008)
3(ii)	Bylaws (Incorporated by reference from Exhibit 3(ii) to the Company’s Quarterly Report of Form 10-Q for the fiscal quarter ended December 31, 2008)
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
10.1
Employment Agreement between Richard McDowell and Cistera Networks, Inc. dated as of March 12, 2008 (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.2
Waiver Agreement dated as of June 30, 2008, by and between Cistera Networks, Inc., and Roaring Fork Capital SBIC, LP. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2008)

10.3
Factoring Agreement dated as of November 19, 2008, by and between Allied Capital Partners, LP and Cistera Networks, Inc. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2008)

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

CISTERA NETWORKS, INC.
Dated: July 14, 2009	By /S/ Gregory T Royal
Gregory T Royal
Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14 day of July 2009.

Signatures	Title

/S/ Gregory T. Royal	CEO/President/Chief Technology

Gregory T. Royal	Officer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Cistera Networks, Inc. and & Subsidiary
We have audited the accompanying consolidated balance sheets of Cistera Networks, Inc. & Subsidiary as of March 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2009 and 2008. Cistera Networks, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cistera Networks, Inc. and Subsidiary as of March 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years ended March 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Farmer, Fuqua & Huff, P.C.

Plano, Texas
July 14, 2009

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	March 31, 2009	March 31, 2008

Current assets:
Cash and cash equivalents	$1,493	$125,007
Restricted cash	—	50,000
Accounts receivable, net of allowance for doubtful accounts $-0-	151,322	248,186
Related party receivables	—	15,837
Inventory	124,656	187,960
Prepaid expenses	37,341	46,030

Total current assets	314,812	673,020

Property and equipment, net	324,217	355,411
Intangible assets, net	1,751,442	2,023,218

Total long-term assets	2,075,659	2,378,629

TOTAL ASSETS	$2,390,471	$3,051,649

Current liabilities:
Accounts payable	$517,052	$420,603
Related party payables	—	129,702
Accrued liquidated damages — outside investors	177,402	629,957
Accrued liquidated damages — related parties	—	41,485
Accrued liabilities	1,527,811	1,076,360
Deferred revenue	865,271	971,474
Note payable	7,781	—
Convertible promissory notes — outside investors, net of discount	976,426	408,204
Line of credit	—	17,503

Total current liabilities	4,071,743	3,695,288

Convertible promissory notes — outside investors, net of discount	—	1,606,300
Convertible promissory notes — related parties, net of discount	—	59,719
Deferred revenue	174,554	225,917
Other long-term liabilities	58,031	285,470

Total long-term liabilities	232,585	2,177,406

Total liabilities	4,304,328	5,872,694

Commitments and Contingencies (Note 5)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; -0- shares issued and outstanding	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,423,410 and 8,820,192 shares issued and outstanding	17,423	8,820
Additional paid-in capital	19,291,219	13,764,517
Accumulated deficit	(21,222,499)	(16,594,382)

Total stockholders’ deficit	(1,913,857)	(2,821,045)

TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$2,390,471	$3,051,649

The accompanying notes are an integral part of these consolidated financial statements.
CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2009	2008
Revenues
Convergence Solutions	$2,498,763	$1,871,923
Professional Services	231,222	406,923
Support and Maintenance	984,287	595,769

Total revenues	3,714,272	2,874,615
Cost of revenues
Convergence Solutions	657,507	520,952
Professional Services	209,680	311,100
Support and Maintenance	90,726	148,750

Total cost of revenues	957,913	980,802

Gross Profit	2,756,359	1,893,813

Expenses:
Sales and marketing	1,112,375	1,433,888
Software development	823,040	630,411
Engineering and support	706,167	268,754
General and administrative	1,367,645	1,470,056
Charge for litigation contingency (Note 5)	0	650,000
Depreciation and amortization	403,813	353,582

Total expenses	4,413,040	4,806,691

Loss from operations	(1,656,681)	(2,912,878)

Other income (expense)
Interest income	326	22,626
Interest expense	(233,886)	(311,108)
Charge for stock issued to convertible note holders	0	(135,825)
Amortization of discount on convertible notes — outside investors	(1,393,293)	(1,492,342)
Amortization of discount on convertible notes — related parties	(41,060)	(40,169)
Charge for inducements related to stock issued to convertible note holders	(1,324,444)	—
Charge for estimated liquidated damages — outside investors	10,921	(340,439)
Charge for estimated liquidated damages — related parties	0	(41,485)
Other income (expense)	10,000	(800)

Total other income (expense)	(2,971,436)	(2,339,542)

Net loss	$(4,628,117)	$(5,252,420)

Basic & diluted net loss per share	$(0.30)	$(0.61)

Weighted average shares outstanding — basic and diluted	15,390,834	8,644,112

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional paid-in	Accumulated	Total stockholders’
	Preferred Stock		Common Stock		capital	deficit	equity (deficit)
	Shares	Amount	Shares	Amount

Balances at March 31, 2007	—	$—	8,292,022	$8,292	$9,526,323	$(10,586,847)	(1,052,232)
Cumulative effect of change in accounting principle (Note 3)					2,730,824	(755,115)	1,975,709
Stock issued to convertible promissory note holders as inducement for debt conversion			134,462	135	135,671		135,806
Adjustment for common stock shares previously not reported			302,447	302	(309)		(7)
Stock issued for conversion of convertible promissory notes	—	—	91,261	91	68,355		68,446
Allocation of discount on convertible promissory notes to warrants (Note 2)					488,054		488,054
Beneficial conversion feature of convertible promissory notes (Note 2)					815,599		815,599
Net loss						(5,252,420)	(5,252,420)

Balances at March 31, 2008	—	—	8,820,192	$8,820	$13,764,517	$(16,594,382)	$(2,821,045)

Stock issued from the conversion of convertible notes			6,175,857	6,176	3,280,940		3,287,116
Stock issued from the exercise of warrants			2,368,584	2,368	894,547		896,915
Stock issued for waiver of registration rights payments	—	—	58,777	59	21,983		22,042
Inducement charges related to conversion of convertible notes and exercise of warrants					1,302,403		1,302,403
Charge for issuance of warrants					26,829		26,829

Net loss						(4,628,117)	(4,628,117)

Balances at March 31, 2009	—	$—	17,423,410	17,423	$19,291,219	$(21,222,499)	$(1,913,857)

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,628,117)	$(5,252,420)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for inducement to convert debt to convertible promissory notes	1,324,443	135,799
Amortization of discount on convertible promissory notes — outside investors	1,393,293	1,492,342
Amortization of discount on convertible promissory notes — related parties	41,060	40,169
Charge (credit) for estimated liquidated damages — outside investors	(10,921)	340,439
Charge for estimated liquidated damages — related parties	—	41,485
Share-based compensation	26,829	—
Stock issued for investor fees	—	10,000
Depreciation and amortization	403,813	353,582
Charge for litigation contingency	—	650,000
Changes in operating assets and liabilities:
Accounts receivable	72,734	75,282
Related party receivables	15,837	(1,200)
Inventory	17,940	(112,217)
Prepaid expenses	8,689	(35,887)
Accounts payable	95,844	(48,051)
Related party payables	(129,702)	105,664
Accrued sales commissions	(54,177)	167,866
Accrued interest	(136,956)	289,519
Other accrued liabilities	742,036	(62,427)
Deferred revenue	(157,566)	647,244
Other long-tem liabilities	41,832	16,200

Net cash used in operating activities	(933,088)	(1,146,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(55,479)	(315,172)

Net cash used in investing activities	(55,479)	(315,172)

CASH FLOWS FROM FINANCING ACTIVITIES:

(Increase) Decrease in restricted cash	50,000	(50,000)
Net proceeds from short-term advances	25,630	—
Net borrowings (payments) on line of credit	(17,503)	(44,591)
Net proceeds from issuance of convertible promissory notes	—	1,220,000
Net proceeds from exercise of warrants	843,604	—
Payments on convertible promissory notes and other loans	(36,678)	(71,075)

Payments on other notes payable and capital lease	—	(2,415)

Net cash provided by financing activities	865,053	1,051,919

Net increase (decrease) in cash and cash equivalents	(123,514)	(409,864)
Cash and cash equivalents at beginning of year	125,007	534,871

Cash and cash equivalents at end of year	$1,493	$125,007

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years ended March 31
	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$62,696	$17,584
Income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued interest to common stock	$3,287,116	$68,539
Conversion of accounts payable and other accrued liabilities to convertible promissory notes	53,312	363,171
Conversion of other notes payable to common stock	—	—
Allocation of discount on convertible promissory notes to warrants	—	488,054
Conversion of accrued liabilities to common stock	45,364
Discount related to beneficial conversion feature on convertible promissory Notes	—	815,599

OTHER NON-CASH TRANSACTIONS:

Cumulative effect of change in accounting principle:
Reclassification of warrants from derivative financial instruments to equity Securities (as valued at inception)	$—	$2,730,824
Accrue liquidated damages at April 1, 2007	—	289,518
Reclassification of warrants from derivative financial instruments to equity securities (as valued at April 1, 2007)	—	(2,265,227)

Cumulative effect of change in accounting principle	$—	$755,115

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS AND GOING CONCERN
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

NOTE 2 — SUMMARY OF ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements as of March 31, 2009 and 2008 and for the years ended March 31, 2009 and 2008 include the accounts of Cistera Networks, Inc. and its wholly-owned subsidiary XBridge Software, Inc. XBridge Software, Inc. was acquired by the Company on May 27, 2005.
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
Accounts Receivable
Accounts receivable is comprised of the following at March 31, 2009 and 2008:

Receivables Assigned to Factor	$125,402	$757,603
Advances to (from) Factor	(70,570)	(694,808)
Fees, Expenses and Charges to Reserve	(792)	(36,886)

Amounts Due from Factor	54,040	25,909
Unfactored Accounts Receivable	97,282	222,277

Total Receivables	$151,322	$248,186

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
The Company assesses potential reserves against its accounts receivable by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customers’ current ability to pay their obligations to the Company and economic and industry conditions. Based on these factors, the Company has concluded that an allowance for doubtful accounts as of March 31, 2009 is not required.
As of March 31, 2009, the Company receives approximately 37% of its gross revenues from its top three re-sellers. This represents a increase in concentration of business from the 23% reported for the year ended March 31, 2008.

The Company maintains a factoring facility with Allied Affiliated Funding (formerly Allied Capital Partners, L.P.) (“Allied”) for up to $1,500,000 of the Company’s customer accounts receivable. The facility allows for an advance rate up to 85.88% and initial factoring charges are 1.75% of the total accounts receivable balance. An additional funding agreement became effective in November of 2008 allowing for the factoring of support renewals at an advance rate of 50.88% and initial factoring charges of 1.75% of the total accounts receivable balance. Advances made by Allied are collateralized by the Company’s accounts receivable, chattel paper, general intangibles, supporting obligations, inventory and proceeds thereof. The term of the current agreements are for a period of two years with an automatic one year renewal thereafter. Advances under the factoring facility at March 31, 2009 were $70,570 and are netted against total accounts receivable on the Consolidated Balance Sheet.
Inventory
Inventory consists of equipment that has been purchased but not yet shipped, shipped but not yet installed, and equipment that has been returned to the Company because the customer has cancelled the project or there were problems with the hardware. The inventory assets are recorded at the lower of cost or market. Cost is determined by the first-in, first-out method.
Liabilities
Accrued liabilities are comprised of the following at March 31, 2009 and 2008:

Accrued expenses	$82,924	$170,119
Reserve for litigation contingency	650,000	650,000
Accrued compensation and payroll taxes	545,626	167,866
Accrued interest	225,330	88,375
Other	23,931	—

Total Accrued Liabilities	$1,527,811	$1,076,360

Other long-term liabilities are comprised of the following at March 31, 2009 and 2008:

Accrued interest	$—	$269,270
Deferred rent	58,031	16,200

Total Other Long-Term Liabilities	$58,031	$285,470

Revenue recognition
We recognize revenue when:
•	persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the sales price is fixed or determinable, and

•	collectability of the resulting accounts receivable is reasonably assured.
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

Deferred revenue represents contracts for certain revenue to be recognized in the future from support and maintenance contracts as well as product sales and professional services which have been shipped and billed but not installed. Support and maintenance contracts are executed on an annual basis and the revenue from these contracts is recognized over the life of the contracts. Of the total deferred revenue shown as a current liability in the amount of $865,271, the deferred revenue for products and services was $253,159 as of March 31, 2009. The remainder of current deferred revenue and the long term deferred revenue of $786,666 related to technical support and maintenance services.
Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed according to the term of the contract, which is typically from one to three years. Advanced services revenue is recognized upon delivery or completion of performance.
We make sales to distributors and retail partners and recognize revenue based on a sell-through method using information provided by them.
Accounting for Sales Commissions
During fiscal year 2008, the Company adopted a sales commission plan that paid commissions at a target rate of 3.75% of the contract amount. Commissions payable are accrued in the period that the customer accepts the product or service from the Company. In fiscal year 2009, the Company amended the sales commission plan in order to provide a more comprehensive compensation structure to the sales organization. Sales commissions are generally paid on sales meeting the criteria for sales commission payment in the subsequent accounting period.
Depreciation and Amortization
Property and equipment are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years. Property and equipment consisted of the following at March 31, 2009 and 2008:

	2009	2008
Computer Equipment	$234,277	$223,314
Trade Show Booth & Fixtures	15,637	15,637

Office Equipment	399,537	327,761
Leasehold Improvements	22,164	7,372

Property held under capital leases	10,205	10,205

Less accumulated depreciation	(357,603)	(228,878)

Total	$324,217	$355,411

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income or expense.
Total depreciation expense for the years ended March 31, 2009 and 2008 was $132,037 and $81,807, respectively.

Intangible Assets
The Company has adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. Intangible Assets consisted of the following at March 31, 2009 and 2008:

Intangible Asset	2009	2008	Amortization Period
Intellectual Property	$2,717,755	$2,717,755	10 Years
Software Development	366,040	366,040	4 Years
Less accumulated amortization	(1,332,353)	(1,060,577)

Total	$1,751,442	$2,023,218

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
Total amortization expense for the years ended March 31, 2009 and 2008 were $271,776.
     The estimated amortization for the next five years is as follows:

2009	$271,776
2010	271,776
2011	271,776
2012	271,776
2013	271,776

Total	$1,358,880

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
Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common stock equivalents. The Company had approximately 6.6 million and 10.4 million potentially dilutive common stock equivalents (in the form of stock options and stock purchase warrants) outstanding as of March 31, 2009 and 2008, respectively. These potentially dilutive common stock equivalents have been excluded from the diluted share calculations for the years ended March 31, 2009 and 2008, respectively, as they were antidilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.
Reclassifications
Certain reclassifications have been made in the 2008 financial statements to conform to the 2009 presentation.
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
Fair Value of Financial Instruments
The carrying value of the Company’s financial instruments, including accounts payable and accrued liabilities at March 31, 2009 approximates their fair values due to the short-term nature of these financial instruments.
Recently Issued Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115"(“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We intend to adopt the standard beginning in the first quarter of fiscal year 2010 and do not believe it will have a material impact.
In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires all entities to report non-controlling (minority interests) in subsidiaries with equity in the consolidated financial statements, but separate from the parent stockholders’ equity. We intend to adopt the standard beginning in the first quarter of fiscal year 2010 and do not believe it will have a material impact.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. We intend to adopt the standard beginning in the first quarter of fiscal year 2010 and do not believe it will have a material impact.

NOTE 3 — FINANCIAL CONDITION
The accompanying consolidated financial statements have been prepared in conformity with US GAAP , which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the years ended March 31, 2009 and 2008, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and the net loss of $4.6 million for the year ended March 31, 2009, which included non-cash charges of $1.4 and 1.5 million related to amortization of discounts associated with our sale and issuance of Senior Unsecured Convertible Promissory Notes in the fiscal years 2009 and 2008 (the “PP2 Notes”) and negative working capital (current liabilities in excess of current assets) of $3.7 million and $3.0 million as of March 31, 2009 and 2008.
Accordingly, as of March 31, 2009, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations through generating higher revenues or lowering operating costs, or a combination of the two. These factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if we were unable to continue as a going concern.
The Company maintains a factoring facility with Allied Affiliated Funding (formerly Allied Capital Partners, L.P.) (“Allied”) for up to $1,500,000 of the Company’s customer accounts receivable. The facility allows for an advance rate up to 85.88% and initial factoring charges are 1.75% of the total accounts receivable balance. An additional funding agreement became effective in November of 2008 allowing for the factoring of support renewals at an advance rate of 50.88% and initial factoring charges of 1.75% of the total accounts receivable balance. Advances made by Allied are collateralized by the Company’s accounts receivable, chattel paper, general intangibles, supporting obligations, inventory and proceeds thereof. The term of the current agreements are for a period of two years with an automatic one year renewal thereafter. Advances under the factoring facility at March 31, 2009 were $70,570 and are netted against total accounts receivable on the Consolidated Balance Sheet.
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
NOTE 4 — DEBT
As of March 31, 2009, the Company had $976,426 of gross principal, accrued interest of $225,330 and accrued liquidated damages of $177,402 outstanding on its PP1 Notes and PP2 Notes. The PP1 Notes and the PP2 Notes due in April 2009 (the “April PP2 Notes”) bear interest at an annual rate of 8%, compounded quarterly. The December PP2 Notes bear interest at an annual rate of 18%, compounded quarterly.

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
During the quarter ended September 30, 2007, the Company elected to compensate PP1 Note holders who had opted to convert debt into shares of common stock, which remained unregistered with the SEC as of the date the PP1 Notes became due and payable on December 13, 2006. The amount offered to, and accepted by, the shareholders was $135,825, payable in the form of additional shares of common stock. In August 2007, the company recorded a charge and liability for the impending issuance of this stock. On January 11, 2008, the Company issued 134,462 shares of common stock at the agreed upon conversion rate of $1.01, and paid $19 in cash for fractional shares in settlement of this liability. At March 31, 2009, there was $51,850 of principal and $34,303 of interest due on the PP1 Notes.

PP2 Notes and Warrants
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
For the twelve months ended March 31, 2009 and 2008, the Company recorded $1,434,353 and $1,532,511 respectively, of amortization of debt discounts associated with the PP2 Notes. For the twelve months ended March 31, 2009 the total amortization charge included $747,357 for the write-off of unamortized debt discounts related to the conversion of $2,470,156 in principal of PP2 Notes under the Company’s Short Term Investment Incentive Plan (the “STIIP”).
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
The Company’s total debt as of March 31, 2009, all of which is current, is as follows:

PP1 and PP2 Notes:
Principal	$976,426
Accrued interest	225,330
Accrued estimated liquidated damages	177,402

1,379,158
Less: unamortized discount	0

1,379,158

Other notes payable	8,386

Total	$1,387,544

NOTE 5 — COMMITMENTS AND CONTINGENCIES
Lease commitments
The Company currently leases 9,767 square feet of office space at 6509 Windcrest Drive, Suite 160, Plano, Texas, 75024 from GKII Plano, L.P.. The lease payments are $14,479 per month and the lease expires July 13, 2013. This office space is used as the Corporate Headquarters.
The minimum future lease payments under this lease for the next five years are:

April 1, 2009 - March 31, 2010	$177,004
April 1, 2010 - March 31, 2011	181,888
April 1, 2011 - March 31, 2012	186,764
April 1, 2012 - March 31, 2013	191,644
April 1, 2013 - March 31, 2014	196,536

Total minimum future lease payments	$933,836

The Company currently has a lease of 4,264 square feet of office space at 17304 Preston Road, Suite 975, Dallas, Texas with Memshalah Realty, a successor to CMD Realty Fund. The Company had subleased the space to First Choice Funding Group, Ltd. who paid the Company $4,974 per month. First Choice Funding Group, Ltd. defaulted on the sublease, and on December 2, 2008, the Company entered into a sublease with Palisade Systems, Inc. for which payment of $4,063 per month would be received. The gross lease payments are approximately $7,888 per month and the lease expires November 30, 2009.

The minimum future lease payments (net of the sublease amounts received) under this lease for the next five years are:

April 1, 2009 - March 31, 2010	$34,219
April 1, 2010 - March 31, 2011	—
April 1, 2011 - March 31, 2012	—
April 1, 2012 - March 31, 2013	—
April 1, 2013 - March 31, 2014	—

Total minimum future lease payments	$34,219

Litigation
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
The Company is a defendant in a breach-of-contract claim filed on behalf of Richard McDowell, the Company’s former Chief Financial Officer, who was terminated from the Company on July 14, 2008. Mr. McDowell is demanding severance under his employment agreement with the Company. On August 22, 2008, the Company through its legal counsel notified Mr. McDowell’s attorney that it categorically denied Mr. McDowell’s claim for severance under the employment agreement. On September 23, 2008, the Company received notice that Mr. McDowell had filed claims against it with the American Arbitration Association in accordance with the employment agreement. On October 17, 2008, the Company through its legal counsel filed an answer with the American Arbitration Association that categorically denied Mr. McDowell’s claims. The Company also asserted counterclaims against Mr. McDowell. An arbitrator has been assigned and the hearing is to occur during the period May 11 through May 13, 2009. The Company plans to vigorously defend itself and pursue its counterclaims in the arbitration.
NOTE 6 — INCOME TAXES
As of March 31, 2009, the Company had net operating loss carryforwards available to offset future federal income tax of approximately $16.5 million. Such carryforwards expire between fiscal year 2009 and fiscal year 2028. Under the Tax reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. Events that may cause changes in the Company’s tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Therefore, the amount available to offset future taxable income may be limited. The Company carries a deferred tax valuation allowance equal to 100% of total deferred assets. In recording this allowance, management has considered a number of factors, but chiefly, the Company’s recent history of sustained operating losses. Management has concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

	March 31,
Net deferred tax assets	2009	2008
Net operating loss carryforwards	$5,603,178	$4,416,297
Accrued liquidated damages	—	129,854
Valuation allowance	(5,603,178)	(4,546,151)

	$—	$—

The provision benefit for income taxes differs from the amount computed using the U.S. federal statutory income tax rate as follows:

	March 31,
	2009	2008
Income tax benefit at federal statutory rate	$1,573,560	$1,785,823

Less Non-deductible items
Charge for stock issued to convertible note holders	(516,533)	(46,181)

	(516,533)	(46,181)

Change in valuation allowance	(1,057,027)	(1,739,642)

Income tax benefit	$—	$—

Effective April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s condensed consolidated financial position and results of operations. At April 1, 2007, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.
Interest costs related to unrecognized tax benefits are classified as “Interest Expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses.” The Company recognized $0 of interest expense related to unrecognized tax benefits for the years ended March 31, 2009 and 2008. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of April 1, 2009:

United States (a)	2003 — Present
(a)	Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)
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
During June of 2008, 6,175,857 shares of common stock were issued upon conversion of certain PP2 notes. The amount of principal of these notes converted was $2,470,156 and the amount of accrued interest converted was $770,134. These notes were converted at $0.53 per share.
During June of 2008, 2,368,584 shares of common stock were issued consisting of 1,860,909 warrants issued under PP1 and PP2 along with 507,675 bonus warrants awarded under the STIIP. These warrants were exercised at $0.40 per share while the bonus warrants were exercised at $0.30 per share.
During June of 2008, 58,777 shares of common stock were issued to a institutional investor in the PP2 offering that had the contractual right to liquidated damages in exchange for a waiver from the investor. The agreement terminated any assessment of liquidated damages beyond June 24, 2008. For the three months ended June 30, 2008, the Company recorded a charge and credit to additional paid-in capital for the fair value of these shares issued in the amount of $22,041.
NOTE 8 — STOCK OPTIONS AND STOCK PURCHASE WARRANTS
On January 9, 2004, our board of directors approved a long-term incentive plan (the “Plan”), under which we may issue compensation, including stock grants and stock options. The Plan allows for the issuance of up to 2,000,000 shares of the Company’s common stock and has not yet been approved by our stockholders.
On April 1, 2006, the Company adopted SFAS 123R under the “modified prospective application.” SFAS 123R requires all equity-based payments to employees to be recognized in the Consolidated Statements of Operations and

Comprehensive Income at the fair value of the award on the grant date. Under the modified prospective application, the Company was required to record equity-based compensation cost for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company used the BSM model for determining the fair values of all stock options granted prior to the adoption of SFAS 123R and continues to use this pricing model for all share-based awards issued or modified on or after adoption of SFAS 123R. The Company did not issue any stock options during the years ended March 31, 2009 and 2008, respectively.
For the years ended March 31, 2009 and 2008, the share-based compensation was $-0-.
The following table sets forth the Company’s stock options outstanding as of March 31, 2009 and 2008 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (Years)	Intrinsic Value

Outstanding, March 31, 2007	2,122,917	1.30
Granted	—	—
Exercised	—	—		—
Forfeited/expired	865,000	1.17

Outstanding, March 31, 2008	1,257,917	1.39	0.20	$137,007

Vested and exercisable at March 31, 2008	1,246,667	1.39	0.19	$137,007

Forfeited/expired	20,000	1.10
	60,000	1.30
Vested and exercisable at March 31, 2009	1,177,917	1.40	0.00	$0

The total fair value of shares vested during the years ended March 31, 2009 and 2008 was $0 and $107,065, respectively.
The following table sets forth the Company’s investor stock purchase warrants outstanding as of March 31, 2009 and 2008 and activity for the years then ended:

Shares

Outstanding, March 31, 2007	3,022,712
Granted	1,656,088
Exercised	—
Forfeited/expired

Outstanding, March 31, 2008	4,678,800

Granted	175,596
Exercised	(507,675)
Forfeited/expired	—

Outstanding, March 31, 2009	4,346,721

NOTE 9 — RELATED PARTY TRANSACTIONS
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
On December 4, 2008, an employee advanced the Company $25,000 for the period through December 31, 2008. In consideration for this advance, the Company issued to the employee 25,000 common stock purchase warrants that were immediately exercisable at $0.40 per share and have a five-year life. The Company calculated the fair value of the warrants using the Black-Scholes model and recorded a charge in the amount $4,100 for the December 2008 quarter. As of December 31, 2008, the entire obligation remained outstanding and began to accrue interest at 8% per annum. The obligation is due upon demand.
NOTE 10 — SUBSEQUENT EVENTS
REVERSE/FORWARD SPLIT
     On the 25th June 2009, the Company filed a an Information Statement to inform the stockholders of (i) the approval on June 9, 2009 of resolutions by the Board of Directors proposing amendments to the Articles of Incorporation to effect a 3 for 1 reverse stock split of our common stock followed immediately by a 3 for 1 forward stock split of the common stock (the “Reverse/Forward Stock Split”), and (ii) receipt of written consents dated June 9, 2009, approving such amendment by stockholders holding 65.6% of the voting power of all of our stockholders entitled to vote on the matter as of June 9, 2009. As a result of the Reverse/Forward Stock Split, stockholders owning fewer than 3 shares of our common stock will be cashed out at a price of $.14 per share, and the holdings of all other stockholders will remain unchanged.
     When the Reverse/Forward Stock Split becomes effective, the Company will have fewer than 300 stockholders of record, and will be eligible to cease filing periodic reports with the Commission, and the Company intends to cease public registration and terminate the listing of our Common Stock on the OTC Bulletin Board. Once the Company ceases public registration and terminates the listing of our Common Stock, the Company will not be required to provide our Stockholders with periodic or other reports regarding the Company, although they intend to continue to provide similar information through the Pink Sheets News Service.
     The Company estimates the cost of the Reverse/Forward Stock Split, to be approximately $25,800. However, if on the date immediately preceding the effective date of the Reverse/Forward Stock Split, they believe that the cash required to pay for the Reverse/Forward Stock Split exceeds the reasonable estimate of the amount of cash necessary to consummate the Reverse/Forward Split, they reserve the right not to effect the Reverse/Forward Stock Split.
     The Reverse/Forward Stock Split has been submitted to the Securities and Exchange Commission for proposal and comment. If the Reverse/Forward Stock Split is approved by the SEC, the transaction will become complete 20 days after the shareholders have been notified by letter. Currently, Cistera Networks, Inc. has 17,423,410 shares outstanding. If the transaction is approved and completed, 477 shares will be repurchased at $0.14 per share or $66.78, leaving 17,422,933 shares outstanding.