Form 10-Q
period 2009-06-30
Cistera Networks, Inc.
filed 2009-08-07
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-17304
Cistera Networks, Inc.

(Exact name of registrant as specified in its charter)

Nevada	91-1944887

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6509 Windcrest Drive, Suite 160, Plano, Texas	75024

(Address of principal executive offices)	(Zip Code)
972-381-4699

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of August 7, 2009, 17,423,410 shares of the registrant’s stock, $0.001 par value per share, were outstanding.

CISTERA NETWORKS, INC & SUBSIDIARY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$71,310	$1,493

Accounts receivable, net of allowance for doubtful accounts of $-0-	119,145	151,322
Inventory	115,724	124,656
Prepaid expenses	58,372	37,341

Total current assets	364,551	314,812

Property and equipment, net	276,418	324,217
Intangible assets, net	1,683,499	1,751,442

Total long-term assets	1,959,917	2,075,659

TOTAL ASSETS	$2,324,468	$2,390,471

Current liabilities
Accounts payable	557,872	517,052
Accrued liquidated damages — outside investors	177,402	177,402
Accrued liabilities	1,830,263	1,527,811
Deferred revenue	866,899	865,271
Note payable	—	7,781
Convertible promissory notes and other notes payable, net of discount	976,426	976,426

Total current liabilities	4,408,862	4,071,743

Deferred revenue	199,694	174,554
Other long-term liabilities	58,744	58,031

Total long-term liabilities	258,438	232,585

Total liabilities	4,667,300	4,304,328

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized;
17,423,410 shares issued and outstanding, respectively	17,423	17,423
Additional paid-in capital	19,291,219	19,291,219
Accumulated deficit	(21,651,474)	(21,222,499)

Total stockholders’ deficit	(2,342,832)	(1,913,857)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,324,468	$2,390,471

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2009	2008

Revenues
Convergence solutions	$189,143	$522,393
Professional services	35,504	60,708
Support and maintenance	233,320	217,459

Total revenues	457,967	800,560

Cost of revenues
Convergence solutions	103,013	133,032
Professional services	47,718	50,500
Support and maintenance	18,000	23,184

Total cost of revenues	168,731	206,716

Gross Profit	289,236	593,844

Operating expenses
Sales and marketing	115,295	296,006
Software development	152,795	158,589
Engineering and support	90,406	149,596
General and administrative	180,241	429,149
Depreciation and amortization	97,660	98,156

Total operating expenses	636,397	1,131,496

Loss from operations	(347,161)	(537,652)

Other income (expense)
Interest income	—	82
Other income	56
Interest expense	(66,055)	(83,182)
Abandonment loss	(15,815)	—
Charge for inducements related to stock issued to convertible note holders	—	(1,192,813)
Amortization of discount on convertible notes — outside investors	—	(1,079,937)
Amortization of discount on convertible notes — related parties	—	(41,060)
Credit (charge) for estimated liquidated damages	—	11,299

Total other income (expense)	(81,814)	(2,385,611)

Net loss	$(428,975)	($2,923,263)

Basic & diluted net loss per share	$(0.02)	$(0.31)

Weighted average shares outstanding — basic and diluted	17,423,410	9,421,126

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional paid-in	Accumulated	Total stockholders’
	Preferred Stock		Common Stock		capital	deficit	equity (deficit)
	Shares	Amount	Shares	Amount

Balances at March 31, 2009	—	—	17,423,410	$17,423	$19,291,219	$(21,222,499)	$(1,913,857)
Net loss						(428,975)	(428,975)

Balances at June 30, 2009	—	$—	17,423,410	$17,423	$19,291,219	$(21,651,474)	$(2,342,832)

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(428,975)	$(2,923,263)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for inducement to convert debt to convertible promissory notes	—	1,170,772
Charge (credit) for liquidated damages	—	(11,299)
Charge for stock issued for waiver of registration rights payments	—	22,041
Amortization of discount on convertible promissory notes	—	1,120,997
Abandonment loss	15,815	—
Gain on disposition of assets	3,149	—
Depreciation and amortization	97,660	98,156
Changes in operating assets and liabilities:
Accounts receivable	56,307	73,960
Inventory	8,932	(6,053)
Prepaid expenses	(21,031)	13,367
Accounts payable	41,425	98,847
Accrued liabilities	278,321	183,010
Deferred revenue	26,768	11,280
Other long-tem liabilities	714	22,451

Net cash provided by (used) in operating activities	79,085	(125,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(882)	(32,997)

Net cash used in investing activities	(882)	(32,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term advances	—	32,497
Net proceeds from exercise of warrants	—	304,014
Payments on convertible promissory notes and other loans	—	(6,508)
Payments on other notes payable and capital lease	(8,386)	—

Net cash provided by (used) financing activities	(8,386)	330,003

Net increase in cash and cash equivalents	69,817	171,272
Cash and cash equivalents at beginning of period	1,493	125,007

Cash and cash equivalents at end of period	$71,310	$296,279

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three months ended June 30
	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$8,435	$105
Income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued interest and accrued liquidated damages to common stock	$—	$3,287,116
Conversion of accounts payable and other accrued liabilities to convertible promissory notes
Conversion of accrued liabilities to common stock	—	53,312
Transfer of inventory to equipment	—	—
Allocation of discount on convertible promissory notes to warrants	—	—
Discount related to beneficial conversion feature on convertible promissory notes	—	—
The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Cistera Networks, Inc. (“Cistera” the “Company” or “we”) and its wholly-owned subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation in accordance with US GAAP. The results of operations for interim period presented are not necessarily indicative of the operating results for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (the “2009 10-K”).
Significant Accounting Policies
The Company prepares its financial statements in accordance with US GAAP. The accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, our use of estimates and the accounting for convertible debt and warrants. For a detailed discussion on the application of these accounting policies, see Note 2 to our audited consolidated financial statements contained in our 2009 10-K.
Recently Issued Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe it will have a material impact.
In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires all entities to report non-controlling (minority interests) in subsidiaries with equity in the consolidated financial statements, but separate from the parent stockholders’ equity. We do not believe it will have a material impact.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. We do not believe it will have a material impact.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
Balance Sheet Accounts
Accounts receivable are comprised of the following:

	June 30, 2009	March 31, 2009

Receivables assigned to factor	$137,071	$125,402
Advances to (from) factor	(112,205)	(70,570)
Fees, expenses and charges to reserve	(12)	(792)
Amounts due from reserve account	7,239	—

Amounts due from factor	32,093	54,040

Unfactored Accounts Receivable	87,052	97,282

Total accounts receivable	$119,145	$151,322

Accrued liabilities are comprised of the following:

	June 30, 2009	March 31, 2009

Accrued expenses	$80,350	$82,924
Reserve for litigation contingency	650,000	650,000
Accrued compensation and payroll taxes	668,854	545,626
Accrued interest	283,345	225,330
Other	147,714	23,931

Total Accrued liabilities	$1,830,263	$1,527,811

Other long-term liabilities are comprised of the following:

	June 30, 2009	March 31, 2009

Deferred rent	$58,745	$58,031

	$58,745	$58,031

Loss per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding.
Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common stock equivalents. The Company had approximately 6.6 million and 6.5 million potentially dilutive common stock equivalents (in the form of stock options and stock purchase warrants) outstanding as of June 30, 2009 and 2008, respectively. These potentially dilutive common stock equivalents have been excluded from the diluted share calculations for the three months ended June 30, 2009 and 2008, respectively, as they were anti-dilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

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
The Company assesses potential reserves against its accounts receivable by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customers’ current ability to pay their obligations to the Company and economic and industry conditions. Based on these factors, the Company has concluded that an allowance for doubtful accounts as of June 30, 2009 and March 31, 2009 is not required.
As of June 30, 2009, the Company receives approximately 34% of its gross revenues from its top three re-sellers. This represents a decrease in concentration of business from the 37% reported for the year ended March 31, 2009.
Reclassifications
Certain reclassifications have been made in the fiscal year 2009 financial statements to conform to the fiscal year 2010 presentation.
NOTE 2 — FINANCIAL CONDITION
The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and the net loss of $4.6 million for the year ended March 31, 2009, which included non-cash charges of $1.4 million related to amortization of discounts associated with our sale and issuance of Senior Unsecured Convertible Promissory Notes in the fiscal years 2007 and 2008 (the “PP2 Notes”) and negative working capital (current liabilities in excess of current assets) of $3.0 million as of March 31, 2009. In addition, we had a net loss of $428,975 for the three months ended June 30, 2009. Also, as of June 30, 2009, we have negative working capital (current liabilities in excess of current assets) of $4.0 million.
Accordingly, as of June 30, 2009, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations through generating higher revenues or lowering operating costs, or a combination of the two. These factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if we were unable to continue as a going concern.
The Company maintains a factoring facility with Allied Capital Partners, L.P. (“Allied”) for up to $1,500,000 of the Company’s customer accounts receivable. The facility allows for an advance rate up to 85.88% and initial factoring charges are 1.75% of the total accounts receivable balance. An additional funding agreement became effective in

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
November of 2008 allowing for the factoring of support renewals at an advance rate of 50.88% and initial factoring charges of 1.75% of the total accounts receivable balance. Advances made by Allied are collateralized by the Company’s accounts receivable, chattel paper, general intangibles, supporting obligations, inventory and proceeds thereof. The term of the current agreement is for a period of two years with an automatic one-year renewal thereafter. Advances under the factoring facility at June 30, 2009 were $112,205 and are netted against total accounts receivable on the Consolidated Balance Sheet.
As of December 30, 2008, we were in default on approximately $148,000 of principal and accrued interest on certain PP2 Notes (the “December PP2 Notes”). As of that date, we began to accrue interest on the December PP2 Notes at a default rate of 18% per annum, which is the maximum allowable rate as stipulated under the PP2 Note purchase agreement. As of April 5, 2009, we were in default on approximately $1,100,000 of principal and accrued interest on certain PP2 Notes (the “April PP2 Notes”). As of that date, we began to accrue interest on the April PP2 Notes at a default rate of 18% per annum, which is the maximum allowable rate as stipulated under the PP2 Note purchase agreement. We will need to renegotiate the payment or conversion of the principal and interest due on all of the PP2 Notes, or raise additional capital, or a combination of the two. If we need to raise additional capital it could be in the form of equity or debt, or a combination of the two. The capital markets are extremely challenging at this time and there can be no assurance that we will be successful in raising additional funds and, if so, on favorable terms or that the cost savings or required new capital will be sufficient. We are also actively exploring other strategic alternatives.
NOTE 3 — DEBT
As of June 30, 2009, the Company had $976,426 of gross principal, accrued interest of $283,345 and accrued liquidated damages of $177,402 outstanding on its PP1 Notes and PP2 Notes. The PP1 Notes and the PP2 Notes were due in December 2008 and April 2009 (the “April PP2 Notes”), respectively, and are in default. The Notes bear interest at an annual rate of 18%, compounded quarterly.
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
For the three months ended June 30, 2008, the Company recorded $1,120,997 of amortization of debt discounts associated with the PP2 Notes.
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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
The Company’s total debt as of June 30, 2009, all of which is current, is as follows:

PP1 and PP2 Notes:
Principal	$976,426
Accrued interest	283,345
Accrued estimated liquidated damages	177,402

Total	$1,437,173

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
NOTE 4 — COMMITMENTS AND CONTINGENCIES
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
The Company is a defendant in a breach-of-contract claim filed on behalf of Richard McDowell, the Company’s former Chief Financial Officer, who was terminated from the Company on July 14, 2008. Mr. McDowell is demanding severance under his employment agreement with the Company. On August 22, 2008, the Company through its legal counsel notified Mr. McDowell’s attorney that it categorically denied Mr. McDowell’s claim for severance under the employment agreement. On September 23, 2008, the Company received notice that Mr. McDowell had filed claims against it with the American Arbitration Association in accordance with the employment agreement. On October 17, 2008, the Company through its legal counsel filed an answer with the American Arbitration Association that categorically denied Mr. McDowell’s claims. The Company also asserted counterclaims against Mr. McDowell. An arbitrator hearing was conducted during the period July 7 and July 8, 2009 and the Company is awaiting a decision by the arbitrator as to the final determination of this case.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5 — RELATED PARTY TRANSACTIONS
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
On December 4, 2008, an employee advanced the Company $25,000 for the period through December 31, 2008. In consideration for this advance, the Company issued to the employee 25,000 common stock purchase warrants that were immediately exercisable at $0.40 per share and have a five-year life. The Company calculated the fair value of the warrants using the Black-Scholes model and recorded a charge in the amount $4,100 for the December 2008 quarter. As of June 30, 2009, the entire obligation has been repaid.
NOTE 6 — SUBSEQUENT EVENTS
Reverse/Forward Split
On the 25th June 2009, the Company filed a an Information Statement to inform thestockholders of (i) the approval on June 9, 2009 of resolutions by the Board of Directors proposing amendments to the Articles of Incorporation to effect a 3 for 1 reverse stock split of our common stock followed immediately by a 3 for 1 forward stock split of the common stock (the “Reverse/Forward Stock Split”), and (ii) receipt of written consents dated June 9, 2009, approving such amendment by stockholders holding 65.6% of the voting power of all of our stockholders entitled to vote on the matter as of June 9, 2009. As a result of the Reverse/Forward Stock Split, stockholders owning fewer than 3 shares of our common stock will be cashed out at a price of $.14 per share, and the holdings of all other stockholders will remain unchanged.
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
The Company estimates the cost of the Reverse/Forward Stock Split, to be approximately $25,800. However, if on the date immediately preceding the effective date of the Reverse/Forward Stock Split, they believe that the cash required to pay for the Reverse/Forward Stock Split exceeds thereasonable estimate of the amount of cash necessary to consummate the Reverse/Forward Split, they reserve the right not to effect the Reverse/Forward Stock Split.
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
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many but not all cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negative of these terms or other similar expressions. These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Actual events and results could differ materially from our expectations as a result of many factors, including those identified in this report. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the SEC, for information about risks and uncertainties that may affect our future results. All forward-looking statements we make after the date of this filing are also qualified by this cautionary statement and identified risks. Additional risk factors are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and our other reports filed with the SEC, to which reference should be made.
EXECUTIVE SUMMARY AND RECENT BUSINESS DEVELOPMENTS
For the first quarter ending June 30, 2009, we saw a 43% decrease in revenues as compared to the same quarter in the prior year. We experienced a drop in revenue on a sequential quarter basis as a result of the deteriorating global economic situation. High margin recurring revenue from support and maintenance continues to become a more significant piece of our revenues as our installed base grows. We continue to see a challenging economic environment. Although there have of late seen some reduction in the rate of decline in the economy, we do not expect to see a recovery in capital spending in the near future.
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

RESULTS OF OPERATIONS
Selected Consolidated Statements of Operations Data
The following tables present consolidated statements of operations data for the three months ended June 30, 2009 and 2008 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.
Results of Operations for the Three Months Ended June 30, 2009
Compared to the Three Months Ended June 30, 2008

	For the three months ended June 30,
		% of		% of
	2009	revenue	2008	revenue

Revenues:
Convergence solutions	$189,143	41%	$522,393	65%
Professional services	35,504	9%	60,708	8%
Support and maintenance	233,320	50%	217,459	27%

Total revenues	457,967	100%	800,560	100%

Cost of revenues:
Convergence solutions	103,013	22%	133,032	17%
Professional services	47,718	10%	50,500	6%
Support and maintenance	18,000	5%	23,184	3%

Total cost of revenues	168,731	37%	206,716	26%

Gross Profit	289,236	63%	593,844	74%

Operating expenses:
Sales and marketing	115,295	25%	296,006	37%
Software development	152,795	33%	158,589	20%
Engineering and support	90,406	19%	149,596	19%
General and administrative	180,241	39%	429,149	53%
Depreciation and amortization	97,660	21%	98,156	12%

Total operating expenses	636,397	137%	1,131,496	141%

Loss from operations	(347,161)	(74%)	(537,652)	(67%)

Other income (expense)
Interest income	—	—%	82	—%
Other income	56	—%
Charge for inducements related to stock
Issued to convertible note holders	—	—%	(1,192,813)	(149%)
Amortization of discount on convertible
Notes	—	—%	(1,120,997)	(140%)
Abandonment loss	(15,815)	(3)%

Interest expense	(66,055)	(15)%	(83,182)	(10%)
Credit (charge) for estimated liquidated damages	—	—%	11,299	1%

Total other income (expense)	(81,814)	(18)%	(2,385,611)	(298%)

Net loss	$(428,975)	(92)%	(2,923,263)	(365%)

Revenue
Revenue for the quarter ended June 30, 2009 decreased $342,593 or approximately 43% from the comparable prior year quarter primarily due to the deteriorating global economic environment. Revenue from professional services decreased 41% from the prior year quarter primarily due to the timing of completion of certain project service engagements and as a result of a change of certifying reseller partners to handle installations in lieu of performing them ourselves, as well as decreased sales activity.
Gross Profit and Gross Margin
Gross profit for the quarter ended June 30, 2009 decreased $304,608 or approximately 51% from the comparable prior year quarter primarily due to decrease revenue offset by overall lower gross margin. Gross margin decreased in the June 2009 quarter as compared to the June 2008 quarter from 74% from 63%. This decrease was primarily due to product mix on convergence solutions offset by higher margins on support and maintenance as a result of the higher installed base.
Operating Expenses
Operating expenses, excluding depreciation and amortization, decreased from $1,033,340 in the June 2008 quarter to $538,737 in the June 2009 quarter, a decrease of $494,603 or approximately 48%. During this period, the company engaged in a significant reduction in the number of employees and a major reduction in overhead costs. The expenses for this quarter include one month of pre-restructuring overhead and employee costs.
The decrease was primarily attributable to: 1) a decrease in overall headcount 2) a decrease in sales and marketing tradeshow expenses; and 3) a decrease in professional fees.
Interest Expense
Interest expense for the June 2009 quarter decreased $17,127 from the June 2008 quarter primarily due to the decrease in accrued interest on the PP2 Notes due to the decrease in the PP2 Notes as a result of the conversions under our “Short Term Investment Incentive Plan” (the “STIIP”). Offsetting the overall interest expense decrease was an increase in the interest rate on the PP1 and PP2 Notes due to a default on the notes.
Amortization of Debt Discount
The amortization of debt discount on our PP2 Notes in the June 2009 quarter decreased $1,120,997 from the June 2008 quarter primarily as a result of the amortization of the debt discount was completed recorded at March 31, 2009. As required under GAAP, all unamortized debt discount outstanding at the date of the conversion was expensed. See further discussion of the STIIP under “Liquidity” under this Item.
Charge for Inducements Related to Stock Issued to Convertible Note Holders
As part of the STIIP, we lowered the conversion price of our PP2 Notes and the exercise price of both our PP1 and PP2 Warrants. As required under US GAAP, we recorded non-cash charges for the June 2008 quarter in the amounts of $1,192,813 related to these inducements. See further discussion of the STIIP under “Liquidity and Capital Resources.”
Liquidated Damages
The decrease in the charge for liquidated damages from the three months ended June 2009 was primarily the result of the settlement of future liquidated damages as of June 24, 2008. As of June 30, 2008, we recorded an adjustment to the amount of accrued liquidated damages for PP2 Note holders who did not convert their notes in the STIIP. As part of an agreement dated June 30, 2008 with the investor in the PP2 offering that had the contractual right to liquidated damages, we issued to the investor 58,777 shares of our common stock in exchange for a waiver on future liquidated damages after June 24, 2008. The agreement terminated any assessment of liquidated damages beyond June 24, 2008.

Liquidity and Capital Resources
The unaudited consolidated financial statements contained in this report have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and net loss of $4.6 million for the year ended March 31, 2009, which included non-cash charges of $1.4 million related to amortization of discounts associated with our PP2 Notes and negative working capital (current liabilities in excess of current assets) of $3.0 million as of March 31, 2009. In addition, we had a net loss of $428,975 for the three months ended June 30, 2009. Also, as of June 30, 2009, we have negative working capital (current liabilities in excess of current assets) of $4.0 million.
Accordingly, as of June 30, 2009, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations through generating higher revenues or lowering operating costs, or a combination of the two. These factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if we were unable to continue as a going concern.
Our primary source of working capital liquidity is a factoring facility we have with Allied Capital Partners, L.P. (“Allied”), which allows for cash advances of up to $1,500,000 on our customer accounts receivable, subject to the approval of Allied of the customer and the type of product or service that is invoiced. The facility allows for an advance rate up to 85.88% and initial factoring charges are 1.75% of the total accounts receivable balance. An additional funding agreement became effective in November of 2008 allowing for the factoring of support renewals at an advance rate of 50.88% and initial factoring charges of 1.75% of the total accounts receivable balance. Advances made by Allied are collateralized by our accounts receivable, chattel paper, general intangibles, supporting obligations, inventory and proceeds thereof. The term of the current agreement is for a period of two years with an automatic one-year renewal thereafter. Advances under the factoring facility at June 30, 2009 were $112,205 and are netted against total accounts receivable on our Consolidated Balance Sheet.
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
As of April 5, 2009, we were in default on approximately $1,100,000 of principal and accrued interest on certain PP2 Notes (the “April PP2 Notes”). As of that date, we began to accrue interest on the April PP2 Notes at a default rate of 18% per annum, which is the maximum allowable rate as stipulated under the PP2 Note purchase agreement. We will need to renegotiate the payment or conversion of the principal and interest due on all of the PP2 Notes or raise additional capital, or a combination of the two. If we need to raise additional capital it could be in the form of equity or debt, or a combination of the two. The capital markets are extremely challenging at this time and there can be no assurance that we will be successful in raising additional funds and, if so, on favorable terms or that the cost savings or required new capital will be sufficient. We are also actively exploring other strategic alternatives.

Cash and Cash Flows
Our cash and cash equivalents at June 30, 2009 were $71,310. For the three months ended June 30, 2009, net cash used in operations was $79,085. The primary use of cash was the loss from operations incurred for the period of $428,975 adjusted for non-cash charges of $116,624 for depreciation and amortization, abandonment loss and gain from disposition of assets. Net cash used in investing activities of $882 related to purchases of computer and lab equipment.
Contractual Obligations
Our current material contractual obligations are our current and former corporate office leases and the principal, accrued interest and accrued liquidated damages under our PP1 and PP2 Notes. In December 2008, we executed a sublease for our former corporate office facility at approximately $4,100 per month for the remaining lease term, which is through November 2009. On May 29, 2009 we were informed by the property manager that our sub-lessee had vacated the premises. We are actively seeking a new sublease for this space but given the short timeframe to lease termination it is unlikely that we will find a subtenant for this space.
Critical Accounting Policies
We prepare our financial statements in accordance with US GAAP. The accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, our use of estimates and the accounting for convertible debt and warrants. For a detailed discussion on the application of these accounting policies, see Note 2 to our audited consolidated financial statements contained in our 2009 10-K.
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
As of June 30, 2009, we carried out an analysis, under the supervision and with the participation of our management, including our Certifying Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of this analysis, our Certifying Officer concluded that our disclosure controls and procedures and internal controls over financial reporting continued to be not effective and identified remediation measures to be implemented.
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

PART II — OTHER INFORMATION
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
The Company is a defendant in a breach-of-contract claim filed on behalf of Richard McDowell, the Company’s former Chief Financial Officer, who was terminated from the Company on July 14, 2008. Mr. McDowell is demanding severance under his employment agreement with the Company. On August 22, 2008, the Company through its legal counsel notified Mr. McDowell’s attorney that it categorically denied Mr. McDowell’s claim for severance under the employment agreement. On September 23, 2008, the Company received notice that Mr. McDowell had filed claims against it with the American Arbitration Association in accordance with the employment agreement. On October 17, 2008, the Company through its legal counsel filed an answer with the American Arbitration Association that categorically denied Mr. McDowell’s claims. The Company also asserted counterclaims against Mr. McDowell. An arbitration hearing was conducted during the period July 7 and July 8, 2009, and the Company is awaiting a decision by the arbitrator as to the final determination of this case.
Item 1A. Risk Factors
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
As of December 30, 2008, we were in default on approximately $148,000 of principal and accrued interest on certain PP2 Notes. In addition, as of April 5, 2009, we were in default of approximately $1,100,000 of principal and accrued interest on certain PP2 Notes. Currently, we are accruing interest on these PP2 Notes at a default rate of 18% per annum, which is the maximum allowable rate as stipulated under the PP2 Note purchase agreement. If we need to raise additional capital it could be in the form of equity or debt, or a combination of the two. There can be no assurance that we will be successful in raising additional funds and, if so, on favorable terms or that the cost savings or required new capital will be sufficient.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
As of December 30, 2008, we were in default on approximately $148,000 of principal and accrued interest on certain PP2 Notes (the “December PP2 Notes”). As of this date, we began to accrue interest on the December PP2 Notes at a default rate of 18% per annum, which is the maximum allowable rate as stipulated under the PP2 Note purchase agreement. In addition, as of April 5, 2009, we were in default on approximately $1,100,000 of principal and accrued interest on certain PP2 Notes. As of this date, we began to accrue interest on the April PP2 Notes at a default rate of 18% per annum. We will likely need to renegotiate the payment or conversion of the principal and interest due on all of the PP2 Notes, or raise additional capital, or a combination of the two. If we need to raise additional capital it could be in the form of equity or debt, or a combination of the two. There can be no assurance that we will be successful in raising additional funds and, if so, on favorable terms or that the cost savings or required new capital will be sufficient.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CISTERA NETWORKS, INC.
Date: August 7, 2009	/s/ Gregory T. Royal
Gregory T. Royal
Chief Executive Officer and interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)