Form 10-Q
period 2009-09-30
Cistera Networks, Inc.
filed 2009-11-20
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30th, 2009
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 19th, 2009, 17,423,410 shares of the registrant’s stock, $0.001 par value per share, were outstanding.

CISTERA NETWORKS, INC & SUBSIDIARY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	June 30, 2009
	(Unaudited)	(Unaudited)
Current assets
Cash and cash equivalents	$35,378	$71,310
Accounts receivable, net of allowance for doubtful accounts of $-0-	70,094	119,145
Inventory	91,658	115,724
Prepaid expenses	46,307	58,372

Total current assets	243,437	364,551

Property and equipment, net	252,722	276,418
Intangible assets, net	1,615,555	1,683,499

Total long-term assets	1,868,277	1,959,917

TOTAL ASSETS	$2,111,714	$2,324,468

Current liabilities
Accounts payable	518,058	557,872
Accrued liabilities	613,446	896,917
Deferred revenue	783,516	1,066,592
Note payable	—	—

Total current liabilities	1,915,020	2,521,381

Accrued liquidated damages — outside investors	177,402	177,402
Litigation Reserve	650,000	650,000
Convertible promissory notes and other notes payable, net of discount	976,427	976,427
Other long-term liabilities	392,007	342,090

Total long-term liabilities	2,195,835	2,145,919

Total liabilities	4,110,856	4,667,300

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,423,410 shares issued and outstanding, Respectively	17,423	17,423
Additional paid-in capital	19,291,219	19,291,219
Accumulated deficit	(21,307,784)	(21,651,474)

Total stockholders’ deficit	(1,999,142)	(2,342,832)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,111,714	$2,324,468

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2009	2008
Revenues
Convergence solutions	$380,403	$1,013,075
Professional services	98,018	45,125
Support and maintenance	272,488	230,303

Total revenues	750,909	1,288,503

Cost of revenues
Convergence solutions	123,366	276,710
Professional services	56,627	42,500
Support and maintenance	22,246	24,250

Total cost of revenues	202,239	343,460

Gross Profit	548,670	945,043

Operating expenses
Sales and marketing	(2,075)	301,043
Software development	(16,843)	226,875
Engineering and support	46,763	201,969
General and administrative	164,984	422,105
Depreciation and amortization	(44,247)	100,674

Total operating expenses	148,582	1,252,666

Income / (Loss) from operations	400,088	(307,623)

Other income (expense)
Interest income	—	—
Other income	7	86
Interest expense	(57,595)	(50,117)
Abandonment loss		—
Charge for inducements related to stock issued to convertible note holders	—	(131,631)
Amortization of discount on convertible notes — outside investors	—	(108,918)
Amortization of discount on convertible notes — related parties	—	—
Credit (charge) for estimated liquidated damages	—	—

Total other income (expense)	(57,588)	(290,580)

Net Income / (Loss)	$342,500	$(598,203)

Basic & diluted net income / (loss) per share	$0.02	$(0.03)

Weighted average shares outstanding — basic and diluted	17,423,410	17,274,687

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended September 30,
	2009	2008
Revenues
Convergence solutions	$568,481	$1,535,468
Professional services	134,586	105,833
Support and maintenance	505,808	447,762

Total revenues	1,208,875	2,089,063

Cost of revenues
Convergence solutions	226,379	409,742
Professional services	104,345	93,000
Support and maintenance	40,246	47,434

Total cost of revenues	370,970	550,176

Gross Profit	837,905	1,538,887

Operating expenses
Sales and marketing	113,220	580,472
Software development	136,235	423,333
Engineering and support	140,905	406,400
General and administrative	344,248	760,617
Depreciation and amortization	53,413	198,830

Total operating expenses	788,021	2,369,652

Income / (loss) from operations	49,884	(830,765)

Other income (expense)
Interest income	—	168
Other income	63
Interest expense	(124,629)	(147,809)
Abandonment loss	(15,815)	—
Charge for inducements related to stock issued to convertible note holders	—	(1,324,444)
Amortization of discount on convertible notes — outside investors	—	(1,188,855)
Amortization of discount on convertible notes — related parties	—	(41,060)
Credit (charge) for estimated liquidated damages	—	11,299

Total other income (expense)	(140,381)	(2,690,701)

Net loss	$(90,497)	(3,521,466)

Basic & diluted net loss per share	$(0.00)	$(0.26)

Weighted average shares outstanding — basic and diluted	17,423,410	13,369,365

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	equity (deficit)
Balances at June 30, 2009	—	—	17,423,410	$17,423	$19,291,219	$(21,651,474)	$(2,342,832)

Net income / (loss)						342,500	342,500
Balance Adjustment from June 30,2009						1,190	1,190

Balances at September 30, 2009	—	$—	17,423,410	$17,423	$19,291,219	$(21,307,784)	$(1,999.142)

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,497)	$(3,521,466)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for inducement to convert debt to convertible promissory notes	—	1,324,444
Charge (credit) for liquidated damages	—	(11,299)
Charge for stock issued for waiver of registration rights payments	—	1,188,855
Amortization of discount on convertible promissory notes	—	41,060
Abandonment loss	15,815	—
Gain on disposition of assets	3,149	—
Depreciation and amortization	53,414	198,830
Changes in operating assets and liabilities:
Accounts receivable	81,228	118,172
Inventory	32,998	(12,488)
Prepaid expenses	8,966	(17,587)
Accounts payable	1,006	(100,828)
Accrued liabilities	(231,973)	25,997
Deferred revenue	(256,309)	(46,249)
Other long-term liabilities	333,976	45,378

Net cash provided by (used) in operating activities	42,270	(767,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	—	(64,261))

Net cash used in investing activities	—	(64,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash		50,000
Net borrowings (payments) on line of credit		(17,503)
Net proceeds from short-term advances	—
Net proceeds from exercise of warrants	—	843,604
Payments on convertible promissory notes and other loans	—	(14,938)
Payments on other notes payable and capital lease	(8,386)	—

Net cash provided by (used) financing activities	(8,386)	861,163

Net increase in cash and cash equivalents	33,884	29,721
Cash and cash equivalents at beginning of period	1,493	125,007

Cash and cash equivalents at end of period	$35,377	$154,728

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six months ended September 30
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$8,435	$38,982
Income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued interest and accrued liquidated damages to common stock	$—	$3,287,116
Conversion of accounts payable and other accrued liabilities to convertible promissory notes
Conversion of accrued liabilities to common stock	—	53,312
Transfer of inventory to equipment	—	20,399
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
Recently Issued Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”(“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe it will have a material impact.
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
Research and development expenditures are generally expensed as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.
Balance Sheet Accounts
Accounts receivable are comprised of the following:

	September 30, 2009	June 30, 2009
Receivables assigned to factor	$215,079	$137,071
Advances to (from) factor	(186,299)	(112,205)
Fees, expenses and charges to reserve	(12,810)	(12)
Amounts due from reserve account	4,293	7,239

Amounts due from factor	20,263	32,093

Non-factored Accounts Receivable	49,831	87,052

Total accounts receivable	$70,094	$119,145

Accrued liabilities are comprised of the following:

	September 30, 2009	June 30, 2009
Accrued expenses	$80,350	$80,350
Accrued compensation and payroll taxes	272,767	668,854
Customer Deposits	131,286	—
Other	129,043	147,724

Total Accrued liabilities	$613,446	$896,928

Other long-term liabilities are comprised of the following:

	September 30, 2009	June 30, 2009
Deferred rent	$58,982	$58,745

	$58,982	$58,745

Earnings per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding.
Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common stock equivalents. The Company had approximately 6.6 million and 6.5 million potentially dilutive common stock equivalents (in the form of stock options and stock purchase warrants) outstanding as of September 30, 2009 and 2008, respectively. These potentially dilutive common stock equivalents have been excluded from the diluted share calculations for the three months ended September 30, 2009 and 2008, respectively, as they were anti-dilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

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
The Company assesses potential reserves against its accounts receivable by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customers’ current ability to pay their obligations to the Company and economic and industry conditions. Based on these factors, the Company has concluded that an allowance for doubtful accounts as of September 30, 2009 and March 31, 2009 is not required.
As of September 30, 2009, the Company receives approximately 44% of its gross revenues from its top three re-sellers. This represents a increase in concentration of business from the 34% reported for the year ended June 30, 2009.
Reclassifications
Certain reclassifications have been made in the fiscal year 2009 financial statements to conform to the fiscal year 2010 presentation.
NOTE 2 — FINANCIAL CONDITION
The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and the net loss of $4.6 million for the year ended March 31, 2009, which included non-cash charges of $1.4 million related to amortization of discounts associated with our sale and issuance of Senior Unsecured Convertible Promissory Notes in the fiscal years 2007 and 2008 (the “PP2 Notes”) and negative working capital (current liabilities in excess of current assets) of $2.2 million as of June 30, 2009. In addition, we had a net loss of $90,497 for the six months ended September 30, 2009. Also, as of September 30, 2009, we have negative working capital (current liabilities in excess of current assets) of $1.7 million.
Accordingly, as of September 30, 2009, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations through generating higher revenues or lowering operating costs, or a combination of the two. These factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if we were unable to continue as a going concern.
The Company maintains a factoring facility with Allied Capital Partners, L.P. (“Allied”) for up to $1,500,000 of the Company’s customer accounts receivable. The facility allows for an advance rate up to 85.88% and initial factoring charges are 1.75% of the total accounts receivable balance. An additional funding agreement became effective in

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
November of 2008 allowing for the factoring of support renewals at an advance rate of 50.88% and initial factoring charges of 1.75% of the total accounts receivable balance. Advances made by Allied are collateralized by the Company’s accounts receivable, chattel paper, general intangibles, supporting obligations, inventory and proceeds thereof. The term of the current agreement is for a period of two years with an automatic one-year renewal thereafter. Advances under the factoring facility at September 30, 2009 were $186,299 and are netted against total accounts receivable on the Consolidated Balance Sheet.
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
NOTE 3 — DEBT
As of September 30, 2009, the Company had $976,426 of gross principal, accrued interest of $333,010 and accrued liquidated damages of $177,402 outstanding on its PP1 Notes and PP2 Notes. The PP1 Notes and the PP2 Notes were due in December 2008 and April 2009 (the “April PP2 Notes”), respectively, and are in default. The Notes bear interest at an annual rate of 18%, compounded quarterly.
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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
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
The Company’s total debt as of September 30, 2009, all of which is current, is as follows:

PP1 and PP2 Notes:
Principal	$976,426
Accrued interest	333,010
Accrued estimated liquidated damages	177,402

Total	$1,486,838

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
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
EXECUTIVE SUMMARY AND RECENT BUSINESS DEVELOPMENTS
For the second quarter ending 30th September 2009, we saw a 41% decrease in revenues as compared to the same quarter in the prior year. We experienced a drop in revenue on a sequential quarter basis as a result of the deteriorating global economic situation. High margin recurring revenue from support and maintenance continues to become a more significant piece of our revenues as our installed base grows. Despite the economic slowdown, our pipeline of opportunities is increasing in both number of opportunities and project size.
Our business model relies upon the leverage of a network of strong reseller partners to sell our products. During the quarter, we continued to invest in building out our internal technical, sales and business development organizations to properly support our channel reseller program. This program allows us to effectively apply our resources to focus on the partners that are significant generators of revenue.
Even in a period of economic constraints, we recognize the importance of continuing and extending our R&D efforts to ensure that our products offer features and functionality specific to industry requirements and that add measurable value for our customers. Our ability to invest in R&D is limited. However we have been successful in gaining R&D investments through existing customer and federal government contracts.
We continued to make good penetration into the public sector markets where our solutions are increasingly well received as the answer to critical communication challenges. This quarter, we have extended our efforts to enter the Federal market and have invested a significant amount of time and effort in extending our relationships with the federal government.
In light of the significant downturn in the U.S. economy, we are carefully monitoring our sales pipeline and have refocused our solutions selling efforts onto our top reseller relationships. Further, beginning January 1, 2009, we instituted additional operating expense reductions, including salary reductions for the management team, employee terminations and marketing program elimination. We are seeing market segments, such as government and healthcare are more resilient to the current economic conditions, primarily due to continued demand for event alerting and notification solutions for public safety infrastructure. With the demographics of an aging population, healthcare is also an industry that is continuing to grow. Because there are fewer employees to operate facilities, the efficiencies and increased productivity our products provide can measurably enhance business operations.
On the 14th May 2009, the company announced the release of version 1.9 of the Cistera Convergence Server. Cistera ConvergenceServer Version1.9 is the result of over five years of work on enterprise application platforms for Unified Communications and is the most advanced solution set available today.

On the 10th June 2009, the company announced the the addition of the ZoneSpeak™ IP Speaker to its successful Event Alerting and Notification Solution Set.
On the 16th September 2009, the company announced the release of the latest version of its award-winning platform, the Cistera ConvergenceServer (CCS) Version 1.9 has successfully completed Interoperability Verification Testing (IVT) for Cisco Unified Communications Manager (CUCM 7.1).
On the 29th October 2009, the company announces the release of the newest configuration of its award-winning platform, the Cistera ConvergenceServer 9500 (CCS 9500) specifically tailored for large-scale applications.
We remain focused on maintaining profitability, and believe our emphasis on strong presence in key markets will lead to the continued pipeline growth, completed installations and increased average deal size that will be necessary to maintain profitability.
We believe that our products are ideally suited to Federal, State and Local Government applications and continue to make strong headway in these markets. We believe that this focus will continue the trending of our product mix toward the higher value in key markets as well as a strong emphasis on maintenance revenue will allow us to maintain strong profitability into the future. Our product is extremely well received by customers and forms a cornerstone of their communications strategy.

RESULTS OF OPERATIONS
Selected Consolidated Statements of Operations Data
The following tables present consolidated statements of operations data for the six months ended September 30, 2009 and 2008 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.
Results of Operations for the Six Months Ended September 30, 2009
Compared to the Six Months Ended September 30, 2008

	For the six months ended September 30,
		% of		% of
	2009	revenue	2008	revenue

Revenues:
Convergence solutions	$568,541	47%	$1,535,468	73%
Professional services	134,586	11%	105,833	6%
Support and maintenance	505,808	42%	447,762	21%

Total revenues	1,208,875	100%	2,089,063	100%

Cost of revenues:
Convergence solutions	226,379	19%	409,742	20%
Professional services	104,345	9%	93,000	4%
Support and maintenance	40,246	3%	47,434	2%

Total cost of revenues	370,970	31%	550,176	26%

Gross Profit	837,905	69%	1,538,887	74%

Operating expenses:
Sales and marketing	113,220	9%	580,472	28%
Software development	136,235	11%	423,333	20%
Engineering and support	140,905	12%	406,400	19%
General and administrative	344,248	28%	760,617	36%
Depreciation and amortization	53,413	5%	198,830	10%

Total operating expenses	788,021	65%	2,369,652	113%

Gain (Loss) from operations	49,884	4%	(830,765)	(40%)

Other income (expense)
Interest income	—	—%	168	—%
Other income	63	—%
Charge for inducements related to stock
Issued to convertible note holders	—	—%	(1,324,444)	(64%)
Amortization of discount on convertible
Notes	—	—%	(1,188,855)	(57%)
Abandonment loss	(15,815)	(1)%

Interest expense	(124,629)	(10)%	(147,809)	(7%)
Credit (charge) for estimated liquidated Damages	—	—%		—%

Total other income (expense)	(140,381)	(11)%	(2,690,701)	(128%)

Net Gain (Loss)	$(90,497)	(7)%	(3,521,466)	(168%)

Revenue
Revenue for the six months ended September 30, 2009 decreased $880,188 or approximately 42% from the comparable prior year six months primarily due to the deteriorating global economic environment. Revenue from professional services increased 27% from the prior year quarter primarily due to the timing of completion of certain project service engagements and as a result of a change of certifying reseller partners to handle installations in lieu of performing them ourselves, as well as decreased sales activity. We have also refocused our efforts on high-value markets where customers are significantly less sensitive to price. This has resulted in lower revenues but more profitable contracts.
Gross Profit and Gross Margin
Gross profit for the six months ended September 30, 2009 decreased $700,982 or approximately 45% from the comparable prior year quarter primarily due to decrease revenue. Gross margin increased in the six months ending September 2009 as compared to the September 2008 six months to 74% from 69%. This increase was primarily due to product mix on convergence solutions offset by higher margins on support and maintenance as a result of the higher installed base.
Operating Expenses
Operating expenses, excluding depreciation and amortization, decreased from $2,369,652 in the September 2008 six months to $788,021 in the six month ending September 2009, a decrease of $1,581,631 or approximately 67%. The decrease was primarily attributable to: 1) a decrease in overall headcount; 2) an increase in and rent and facilities expense; 3) a decrease in sales and marketing tradeshow expenses; 4) a decrease in professional fees; and 5) after an outside review of the Accrued Payroll account, it was determined that a year to date error dating back to April 2009 had been made. The error in the accrual account was a reversal of $393,810 of duplicate expense to the payroll expense accounts. After reversal of this accrual, payroll was accrued for $52,301 reflecting the pay period September 15 — September 30, 2009. The net effect to the profits of the company were a positive $341,509.
Interest Expense
Interest expense for the six months ending September 2009 quarter decreased $23,180 from the six months ended September 2008 quarter primarily due to the decrease in accrued interest on the PP2 Notes due to the decrease in the PP2 Notes as a result of the conversions under our “Short Term Investment Incentive Plan” (the “STIIP”). Offsetting the overall interest expense decrease was an increase in the interest rate on the PP1 and PP2 Notes due to a default on the notes.
Amortization of Debt Discount
The amortization of debt discount on our PP2 Notes in the six months ending September 2009 quarter decreased $1,188,855 from the June 2008 quarter primarily as a result of the amortization of the debt discount was completed recorded at March 31, 2009. As required under GAAP, all unamortized debt discount outstanding at the date of the conversion was expensed. See further discussion of the STIIP under “Liquidity” under this Item.
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
Liquidated Damages
The decrease in the charge for liquidated damages from the three months ended September 2009 was primarily the result of the settlement of future liquidated damages as of June 24, 2008. As of June 30, 2008, we recorded an adjustment to the amount of accrued liquidated damages for PP2 Note holders who did not convert their notes in the

STIIP. As part of an agreement dated June 30, 2008 with the investor in the PP2 offering that had the contractual right to liquidated damages, we issued to the investor 58,777 shares of our common stock in exchange for a waiver on future liquidated damages after June 24, 2008. The agreement terminated any assessment of liquidated damages beyond June 24, 2008.
Liquidity and Capital Resources
The unaudited consolidated financial statements contained in this report have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and net loss of $4.6 million for the year ended March 31, 2009, which included non-cash charges of $1.4 million related to amortization of discounts associated with our PP2 Notes and negative working capital (current liabilities in excess of current assets) of $3.0 million as of March 31, 2009. In addition, we had a net loss of $90,497 for the six months ended September 30, 2009. Also, as of September 30, 2009, we have negative working capital (current liabilities in excess of current assets) of $1.7 million.
Accordingly, as of September 30, 2009, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations through generating higher revenues or lowering operating costs, or a combination of the two. These factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if we were unable to continue as a going concern.
Our primary source of working capital liquidity is a factoring facility we have with Allied Capital Partners, L.P. (“Allied”), which allows for cash advances of up to $1,500,000 on our customer accounts receivable, subject to the approval of Allied of the customer and the type of product or service that is invoiced. The facility allows for an advance rate up to 85.88% and initial factoring charges are 1.75% of the total accounts receivable balance. An additional funding agreement became effective in November of 2008 allowing for the factoring of support renewals at an advance rate of 50.88% and initial factoring charges of 1.75% of the total accounts receivable balance. Advances made by Allied are collateralized by our accounts receivable, chattel paper, general intangibles, supporting obligations, inventory and proceeds thereof. The term of the current agreement is for a period of two years with an automatic one-year renewal thereafter. Advances under the factoring facility at September, 2009 were $186,299 and are netted against total accounts receivable on our Consolidated Balance Sheet.
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
Cash and Cash Flows
Our cash and cash equivalents at September 30, 2009 were $35,377. For the six months ended September 30, 2009, net cash used in operations was $42,270. The primary use of cash was the loss from operations incurred for the period of $90,427 adjusted for non-cash charges of $72,378 for depreciation and amortization, abandonment loss and gain from disposition of assets.
Contractual Obligations
Our current material contractual obligations are our current and former corporate office leases and the principal, accrued interest and accrued liquidated damages under our PP1 and PP2 Notes. In December 2008, we executed a sublease for our former corporate office facility at approximately $4,100 per month for the remaining lease term, which is through November 2009. On May 29, 2009 the property manager informed us that our sub-lessee had vacated the premises. We are actively seeking a new sublease for this space but given the short timeframe to lease termination it is unlikely that we will find a subtenant for this space.
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
Research and Development — Software Development
Research and development expenditures are generally expensed as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Cistera’s software development costs capitalized as of the 30th of September are $1,102,200 and for the six months ending September 30,2009 are $135,888.
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
Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated November 20, 2009

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CISTERA NETWORKS, INC.
Date: November 19th, 2009	/s/ Gregory T. Royal
Gregory T. Royal
Chief Executive Officer and interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)