Form 10-K/A
period 2009-03-31
Cistera Networks, Inc.
filed 2010-02-01
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-17304
Cistera Networks, Inc.
(Name of small business issuer in its charter)

Nevada	91-1944887

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
6509 Windcrest Drive, suite 160, Plano, Texas 75024

(Address of principal executive offices) (zip code)
Issuer’s telephone number (972) 381-4699
Securities registered under Section 12(b) of the Act: NONE
Securities registered under Section 12(g) of the Act:
Common Stock Par Value $0.001

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K (the “Report”) for the fiscal year ended March 31, 2009 is filed solely for the purpose of amending the Section 302 Certifications, filed as Exhibits 31.1 and 31.2 to the original Report.

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CISTERA NETWORKS, INC.
Dated: February 1, 2010	By	/S/ Gregory T Royal
Gregory T Royal
Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 1st day of February 2010.

Signatures	Title

/S/ Gregory T. Royal	CEO/President/Chief Technology

Gregory T. Royal	Officer and Director