Form 10-Q/A
period 2009-06-30
Cistera Networks, Inc.
filed 2010-02-16
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

CISTERA NETWORKS, INC & SUBSIDIARY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$71,310	$1,493

Accounts receivable, net of allowance for doubtful accounts of $-0-	119,145	151,322
Inventory	115,724	124,656
Prepaid expenses	58,372	37,341

Total current assets	364,551	314,812

Property and equipment, net	276,418	324,217
Intangible assets, net	1,683,499	1,751,442

Total long-term assets	1,959,917	2,075,659

TOTAL ASSETS	$2,324,468	$2,390,471

Current liabilities
Accounts payable	557,872	517,052
Accrued liquidated damages — outside investors	177,402	177,402
Accrued liabilities	1,593,979	1,527,811
Deferred revenue	866,899	865,271
Note payable	—	7,781
Convertible promissory notes and other notes payable, net of discount	976,426	976,426

Total current liabilities	4,172,578	4,071,743

Deferred revenue	199,694	174,554
Other long-term liabilities	58,744	58,031

Total long-term liabilities	258,438	232,585

Total liabilities	4,431,016	4,304,328

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized;17,423,410 shares issued and outstanding,respectively	17,423	17,423
Additional paid-in capital	19,291,219	19,291,219
Accumulated deficit	(21,415,190)	(21,222,499)

Total stockholders’ deficit	(2,106,548)	(1,913,857)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,324,468	$2,390,471

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2009	2008
Revenues
Convergence solutions	$189,143	$522,393
Professional services	35,504	60,708
Support and maintenance	233,320	217,459

Total revenues	457,967	800,560

Cost of revenues
Convergence solutions	103,013	133,032
Professional services	47,718	50,500
Support and maintenance	18,000	23,184

Total cost of revenues	168,731	206,716

Gross Profit	289,236	593,844

Operating expenses
Sales and marketing	57,497	296,006
Software development	29,149	158,589
Engineering and support	64,057	149,596
General and administrative	151,750	429,149
Depreciation and amortization	97,660	98,156

Total operating expenses	400,113	1,131,496

Loss from operations	(110,877)	(537,652)

Other income (expense)
Interest income	—	82
Other income	56
Interest expense	(66,055)	(83,182)
Abandonment loss	(15,815)	—
Charge for inducements related to stock issued to convertible note holders	—	(1,192,813)
Amortization of discount on convertible notes — outside investors	—	(1,079,937)
Amortization of discount on convertible notes — related parties	—	(41,060)
Credit (charge) for estimated liquidated damages	—	11,299

Total other income (expense)	(81,814)	(2,385,611)

Net loss	$(192,691)	$(2,923,263)

Basic & diluted net loss per share	$(0.01)	$(0.31)

Weighted average shares outstanding — basic and diluted	17,423,410	9,421,126

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	equity (deficit)
Balances at March 31, 2009	—	—	17,423,410	$17,423	$19,291,219	$(21,222,499)	$(1,913,857)

Net loss						(192,691)	(192,691)

Balances at June 30, 2009	—	$—	17,423,410	$17,423	$19,291,219	$(21,415,190)	$(2,106,548)

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(192,691)	$(2,923,263)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for inducement to convert debt to convertible promissory notes	—	1,170,772
Charge (credit) for liquidated damages	—	(11,299)
Charge for stock issued for waiver of registration rights payments	—	22,041
Amortization of discount on convertible promissory notes	—	1,120,997
Abandonment loss	15,815	—
Gain on disposition of assets	3,149	—
Depreciation and amortization	97,660	98,156
Changes in operating assets and liabilities:
Accounts receivable	56,307	73,960
Inventory	8,932	(6,053)
Prepaid expenses	(21,031)	13,367
Accounts payable	41,425	98,847
Accrued liabilities	42,037	183,010
Deferred revenue	26,768	11,280
Other long-tem liabilities	714	22,451

Net cash used in operating activities	79,085	(125,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(882)	(32,997)

Net cash used in investing activities	(882)	(32,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term advances	—	32,497
Net proceeds from exercise of warrants	—	304,014
Payments on convertible promissory notes and other loans	—	(6,508)
Payments on other notes payable and capital lease	(8,386)	—

Net cash provided by financing activities	(8,386)	330,003

Net decrease in cash and cash equivalents	69,817	171,272
Cash and cash equivalents at beginning of period	1,493	125,007

Cash and cash equivalents at end of period	$71,310	$296,279

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three months ended June 30
	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$8,435	$9,798
Income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued interest and accrued liquidated damages to common stock	$—	$3,287,116
Conversion of accounts payable and other accrued liabilities to convertible promissory notes
Conversion of accrued liabilities to common stock	—	53,312
Transfer of inventory to equipment	—	—
Allocation of discount on convertible promissory notes to warrants	—	—
Discount related to beneficial conversion feature on convertible promissory notes	—	—
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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
Balance Sheet Accounts
Accounts receivable are comprised of the following:

	June 30, 2009	March 31, 2009
Receivables assigned to factor	$137,071	$125,402
Advances to (from) factor	(112,205)	(70,570)
Fees, expenses and charges to reserve	(12)	(792)
Amounts due from reserve account	7,239	—

Amounts due from factor	32,093	54,040

Unfactored Accounts Receivable	87,052	97,282

Total accounts receivable	$119,145	$151,322

Accrued liabilities are comprised of the following:

	June 30, 2009	March 31, 2009
Accrued expenses	$80,350	$82,924
Reserve for litigation contingency	650,000	650,000
Accrued compensation and payroll taxes	432,570	545,626
Accrued interest	283,345	225,330
Other	147,714	23,931

Total Accrued liabilities	$1,593,979	$1,527,811

Other long-term liabilities are comprised of the following:

	June 30, 2009	March 31, 2009
Deferred rent	$58,745	$58,031

	$58,745	$58,031

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
NOTE 2 — FINANCIAL CONDITION
The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and the net loss of $4.6 million for the year ended March 31, 2009, which included non-cash charges of $1.4 million related to amortization of discounts associated with our sale and issuance of Senior Unsecured Convertible Promissory Notes in the fiscal years 2007 and 2008 (the “PP2 Notes”) and negative working capital (current liabilities in excess of current assets) of $3.0 million as of March 31, 2009. In addition, we had a net loss of $192,691 for the three months ended June 30, 2009. Also, as of June 30, 2009, we have negative working capital (current liabilities in excess of current assets) of $4.0 million.
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
NOTE 3 — DEBT
As of June 30, 2009, the Company had $976,426 of gross principal, accrued interest of $283,345 and accrued liquidated damages of $177,024 outstanding on its PP1 Notes and PP2 Notes. The PP1 Notes and the PP2 Notes due in April 2009 (the “April PP2 Notes”) bear interest at an annual rate of 18%, compounded quarterly. The December PP2 Notes bear interest at an annual rate of 18%, compounded quarterly.
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
The Company’s total debt as of June 30, 2009, all of which is current, is as follows:

PP1 and PP2 Notes:
Principal	$976,426
Accrued interest	283,345
Accrued estimated liquidated damages	177,402

1,437,173
Less: unamortized discount	(95,521)

Total	$1,341,652

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
Results of Operations for the Three Months Ended June 30, 2009
Compared to the Three Months Ended June 30, 2008

		For the three months ended June 30,
	2009	% of revenue	2008	% of revenue

Revenues:
Convergence solutions	$189,143	41%	$522,393	65%
Professional services	35,504	9%	60,708	8%
Support and maintenance	233,320	50%	217,459	27%

Total revenues	457,967	100%	800,560	100%

Cost of revenues:
Convergence solutions	103,013	22%	133,032	17%
Professional services	47,718	10%	50,500	6%
Support and maintenance	18,000	5%	23,184	3%

Total cost of revenues	168,731	37%	206,716	26%

Gross Profit	289,236	63%	593,844	74%

Operating expenses:
Sales and marketing	57,497	13%	296,006	37%
Software development	29,149	6%	158,589	20%
Engineering and support	64,057	14%	149,596	19%
General and administrative	151,241	33%	429,149	53%
Depreciation and amortization	97,660	21%	98,156	12%

Total operating expenses	400,113	87%	1,131,496	141%

Loss from operations	(110,877)	(24%)	(537,652)	(67%)

Other income (expense)
Interest income	—	—%	82	—%
Other income	56	—%
Charge for inducements related to stock
Issued to convertible note holders	—	—%	(1,192,813)	(149%)
Amortization of discount on convertible
Notes	—	—%	(1,120,997)	(140%)
Abandonment loss	(15,815)	(3)%

Interest expense	(66,055)	(15)%	(83,182)	(10%)
Credit (charge) for estimated liquidated damages	—	—%	11,299	1%

Total other income (expense)	(81,814)	(18)%	(2,385,611)	(298%)

Net loss	$(192,691)	(42)%	(2,923,263)	(365%)

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
Operating Expenses
Operating expenses, excluding depreciation and amortization, decreased from $1,033,340 in the June 2008 quarter to $302,453 in the June 2009 quarter, a decrease of $730,887 or approximately 70%. During this period, the company engaged in a significant reduction in the number of employees and a major reduction in overhead costs. The expenses for this quarter include one month of pre-restructuring overhead and employee costs.
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
Contractual Obligations
Our current material contractual obligations are our current and former corporate office leases and the principal, accrued interest and accrued liquidated damages under our PP1 and PP2 Notes. In December 2008, we executed a sublease for our former corporate office facility at approximately $4,100 per month for the remaining lease term, which is through November 2009. On May 29, 2009 we were informed by the property manager that our sub-lessee had vacated the premises. We are actively seek a new sublease for this space but given the short timeframe to lease termination it is unlikely that the we will find a subtenant for this space.
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
Item 5. Other Information
None.

Item 6. Exhibits
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CISTERA NETWORKS, INC.
Date: February 12, 2010	/s/ Gregory T. Royal
Gregory T. Royal
Chief Executive Officer and interim
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)