Form 10-Q/A
period 2009-09-30
Cistera Networks, Inc.
filed 2010-02-16
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

CISTERA NETWORKS, INC & SUBSIDIARY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	March 31st, 2009
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$35,378	$1,493
Accounts receivable, net of allowance for doubtful accounts of $-0-	70,094	151,322
Inventory	91,658	124,656
Prepaid expenses	46,307	37,341

Total current assets	243,437	314,812

Property and equipment, net	252,722	324,217
Intangible assets, net	1,615,555	1,751,442

Total long-term assets	1,868,277	2,075,659

TOTAL ASSETS	$2,111,714	$2,390,471

Current liabilities
Accounts payable	518,058	517,052
Accrued liquidated damages — outside investors		177,402
Accrued liabilities	613,446	1,527,811
Deferred revenue	783,516	865,271
Convertible promissory notes and other notes payable, net of discount	976,427	976,427
Note payable	—	7,781

Total current liabilities	2,891,447	4,071,743

Accrued liquidated damages — outside investors	177,402	—
Litigation Reserve	650,000	—
Deferred Revenue	—	174,554

Other long-term liabilities	392,007	58,031

Total long-term liabilities	1,219,409	409,987

Total liabilities	4,110,856	4,304,328

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,423,410 shares issued and outstanding, Respectively	17,423	17,423
Additional paid-in capital	19,291,219	19,291,219
Accumulated deficit	(21,307,784)	(21,222,499)

Total stockholders’ deficit	(1,999,142)	(1,913,857)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,111,714	$2,390,471

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2009	2008
Revenues
Convergence solutions	$380,403	$1,013,075
Professional services	98,018	45,125
Support and maintenance	272,488	230,303

Total revenues	750,909	1,288,503

Cost of revenues
Convergence solutions	123,366	276,710
Professional services	56,627	42,500
Support and maintenance	22,246	24,250

Total cost of revenues	202,239	343,460

Gross Profit	548,670	945,043

Operating expenses
Sales and marketing	53,723	301,043
Software development	106,803	226,875
Engineering and support	73,112	201,969
General and administrative	193,803	422,105
Depreciation and amortization	(44,247)	100,674

Total operating expenses	384,867	1,252,666

Income / (Loss) from operations	163,803	(307,623)

Other income (expense)
Interest income	—	—
Other income	7	86
Interest expense	(57,595)	(50,117)
Abandonment loss		—
Charge for inducements related to stock issued to convertible note holders	—	(131,631)
Amortization of discount on convertible notes — outside investors	—	(108,918)
Amortization of discount on convertible notes — related parties	—	—
Credit (charge) for estimated liquidated damages	—	—

Total other income (expense)	(57,588)	(290,580)

Net Income / (Loss)	$106,215	$(598,203)

Basic & diluted net income / (loss) per share	$0.01	$(0.03)

Weighted average shares outstanding — basic and diluted	17,423,410	17,274,687

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended September 30,
	2009	2008
Revenues
Convergence solutions	$568,481	$1,535,468
Professional services	134,586	105,833
Support and maintenance	505,808	447,762

Total revenues	1,208,875	2,089,063

Cost of revenues
Convergence solutions	226,379	409,742
Professional services	104,345	93,000
Support and maintenance	40,246	47,434

Total cost of revenues	370,970	550,176

Gross Profit	837,905	1,538,887

Operating expenses
Sales and marketing	113,220	580,472
Software development	136,235	423,333
Engineering and support	140,905	406,400
General and administrative	344,248	760,617
Depreciation and amortization	53,413	198,830

Total operating expenses	788,021	2,369,652

Income / (loss) from operations	49,884	(830,765)

Other income (expense)
Interest income	—	168
Other income	63
Interest expense	(124,629)	(147,809)
Abandonment loss	(15,815)	—
Charge for inducements related to stock issued to convertible note holders	—	(1,324,444)
Amortization of discount on convertible notes — outside investors	—	(1,188,855)
Amortization of discount on convertible notes — related parties	—	(41,060)
Credit (charge) for estimated liquidated damages	—	11,299

Total other income (expense)	(140,381)	(2,690,701)

Net loss	$(90,497)	(3,521,466)

Basic & diluted net loss per share	$(0.00)	$(0.26)

Weighted average shares outstanding — basic and diluted	17,423,410	13,369,365

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional paid-in		Total stockholders’
	Shares	Amount	Shares	Amount	capital	Accumulated deficit	equity (deficit)

Balances at June 30, 2009	—	—	17,423,410	$17,423	$19,291,219	$(21,415,190)	$(2,106,548)

Net income / (loss)						106,215	106,215
Balance Adjustment from June 30,2009						1,190	1,190

Balances at September 30, 2009	—	$—	17,423,410	$17,423	$19,291,219	$(21,307,784)	$(1,999.142)

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,497)	$(3,521,466)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for inducement to convert debt to convertible promissory notes	—	1,324,444
Charge (credit) for liquidated damages	—	(11,299)
Charge for stock issued for waiver of registration rights payments	—	1,188,855
Amortization of discount on convertible promissory notes	—	41,060
Abandonment loss	15,815	—
Gain on disposition of assets	3,149	—
Depreciation and amortization	53,414	198,830
Changes in operating assets and liabilities:
Accounts receivable	81,228	118,172
Inventory	32,998	(12,488)
Prepaid expenses	8,966	(17,587)
Accounts payable	1,006	(100,828)
Accrued liabilities	(231,973)	25,997
Deferred revenue	(256,309)	(46,249)
Other long-term liabilities	333,976	45,378

Net cash provided by (used) in operating activities	42,270	(767,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	—	(64,261)

Net cash used in investing activities	—	(64,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash		50,000
Net borrowings (payments) on line of credit		(17,503)
Net proceeds from short-term advances	—
Net proceeds from exercise of warrants	—	843,604
Payments on convertible promissory notes and other loans	—	(14,938)
Payments on other notes payable and capital lease	(8,386)	—

Net cash provided by (used) financing activities	(8,386)	861,163

Net increase in cash and cash equivalents	33,884	29,721
Cash and cash equivalents at beginning of period	1,493	125,007

Cash and cash equivalents at end of period	$35,377	$154,728

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
Balance Sheet Accounts
Accounts receivable are comprised of the following:

	September 30, 2009	March 31, 2009
Receivables assigned to factor	$215,079	$125,402
Advances to (from) factor	(186,299)	(70,570)
Fees, expenses and charges to reserve	(12,810)	(792)
Amounts due from reserve account	4,293	—

Amounts due from factor	20,263	54,040

Non-factored Accounts Receivable	49,831	97,282

Total accounts receivable	$70,094	$151,322

Accrued liabilities are comprised of the following:

	September 30, 2009	March 31, 2009
Accrued expenses	$80,350	$82,924
Reserve for litigation contingency	—	650,000
Accrued compensation and payroll taxes	272,767	545,626
Accrued Interest	—	225,330
Customer Deposits	131,286	—
Other	129,043	23,931

Total Accrued liabilities	$613,446	$1,527,811

Other long-term liabilities are comprised of the following:

	September 30, 2009	March 31, 2009
Deferred rent	$58,982	$58.031

	$58,982	$58,031

Earnings per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding.
Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common stock equivalents. The Company had approximately 6.6 million and 6.5 million potentially dilutive common stock equivalents (in the form of stock options and stock purchase warrants) outstanding as of September 30, 2009 and 2008, respectively. These potentially dilutive common stock equivalents have been excluded from the diluted share calculations for the three months ended September 30, 2009 and 2008, respectively, as they were anti-

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
dilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.
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
As of September 30, 2009, the Company receives approximately 44% of its gross revenues from its top three re-sellers. This represents an increase in concentration of business from the 34% reported for the year ended June 30, 2009.
Reclassifications
Certain reclassifications have been made in the fiscal year 2009 financial statements to conform to the fiscal year 2010 presentation.
NOTE 2 — FINANCIAL CONDITION
The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and the net loss of $4.6 million for the year ended March 31, 2009, which included non-cash charges of $1.4 million related to amortization of discounts associated with our sale and issuance of Senior Unsecured Convertible Promissory Notes in the fiscal years 2007 and 2008 (the “PP2 Notes”) and negative working capital (current liabilities in excess of current assets) of $2.2 million as of June 30, 2009. In addition, we had a net loss of $90,497 for the six months ended September 30, 2009. Also, as of September 30, 2009, we have negative working capital (current liabilities in excess of current assets) of $2.65 million.
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
CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

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

RESULTS OF OPERATIONS
Selected Consolidated Statements of Operations Data
The following tables present consolidated statements of operations data for the three and six months ended September 30, 2009 and 2008 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.
Results of Operations for the Three Months Ended September 30, 2008
Compared to the Three Months Ended September 30, 2007

	For the three months ended September 30,
		% of		% of
	2009	revenue	2008	revenue

Revenues:
Convergence solutions	$380,403	51%	$1,013,075	79%
Professional services	98,018	13%	45,125	3%
Support and maintenance	272,488	36%	230,303	18%

Total revenues	750,909	100%	1,288,503	100%

Cost of revenues:
Convergence solutions	123,366	16%	276,710	22%
Professional services	56,627	8%	42,500	3%
Support and maintenance	22,246	3%	24,250	2%

Total cost of revenues	202,239	27%	343,460	27%

Gross Profit	548,670	73%	945,043	73%

Operating expenses:
Sales and marketing	53,723	7%	301,043	23%
Software development	106,803	14%	226,875	18%
Engineering and support	73,112	10%	201,969	15%
General and administrative	193,476	26%	422,105	36%
Depreciation and amortization	(44,247)	(5%)	100,674	10%

Total operating expenses	384,867	52%	1,252,666	97%

Profit (loss) from operations	163,803	(22%)	(307,623)	(24%)

Other income (expense)
Interest income	7	—%	86	—%
Interest expense	(57,595)	(8%)	(50,117)	(8%)
Amortization of discount on convertible notes	—		(108,918)	(8%)
Charge for inducements related to stock issued to convertible note holders	—		(131,631)	(10%)

Total other income (expense)	(57,588)	(8%)	(209,580)	(22%)

Net Profit (loss)	$106,215	14%	$(598,203)	(46%)

Revenue
Revenue for the quarter ended September 30, 2009 decreased $537,594 or approximately 41% from the comparable prior year six months primarily due to the deteriorating global economic environment. Revenue from professional services increased 117% from the prior year quarter primarily due to the timing of completion of certain project service engagements and as a result of a change of certifying reseller partners to handle installations in lieu of performing them ourselves, as well as decreased sales activity. We have also refocused our efforts on high-value markets where customers are significantly less sensitive to price. This has resulted in lower revenues but more profitable contracts.
Gross Profit and Gross Margin
Gross profit for the quarter ended September 30, 2009 decreased $396,373 or approximately 41% from the comparable prior year quarter primarily due to decreased revenue. Gross margin also maintained a constant level as a percentage of sales at 73%.
Operating Expenses
Operating expenses, excluding depreciation and amortization decreased from $1,252,666 in the September 2008 quarter to $384,867 in the September 2009 quarter, a decrease of $867,799 or approximately 69%. The decrease was primarily attributable directly to a large reduction in headcount and a higher focus by management on lowering costs throughout this expense category.
Interest Expense
Interest expense for the September 2009 quarter increased $7,478 from the September 2008 quarter primarily due to the decrease in accrued interest on the PP2 Notes due to the decrease in the PP2 Notes as a result of the conversions under the STIIP in June 2008. Offsetting the overall interest expense decrease generated from the PP2 Notes was an increase in interest on our accounts receivable factoring facility as a result of higher factorings in the September 2009 quarter as compared to the September 2008 quarter.

Results of Operations for the Six Months Ended September 30, 2009
Compared to the Six Months Ended September 30, 2008

	For the six months ended September 30,
		% of		% of
	2009	revenue	2008	revenue

Revenues:
Convergence solutions	$568,541	47%	$1,535,468	73%
Professional services	134,586	11%	105,833	6%
Support and maintenance	505,808	42%	447,762	21%

Total revenues	1,208,875	100%	2,089,063	100%

Cost of revenues:
Convergence solutions	226,379	19%	409,742	20%
Professional services	104,345	9%	93,000	4%
Support and maintenance	40,246	3%	47,434	2%

Total cost of revenues	370,970	31%	550,176	26%

Gross Profit	837,905	69%	1,538,887	74%

Operating expenses:
Sales and marketing	113,220	9%	580,472	28%
Software development	136,235	11%	423,333	20%
Engineering and support	140,905	12%	406,400	19%
General and administrative	344,248	28%	760,617	36%
Depreciation and amortization	53,413	5%	198,830	10%

Total operating expenses	788,021	65%	2,369,652	113%

Profit (Loss) from operations	49,884	4%	(830,765)	(40%)

Other income (expense)
Interest income	—	—%	168	—%
Other income	63	—%
Charge for inducements related to stock Issued to convertible note holders	—	—%	(1,324,444)	(64%)
Amortization of discount on convertible Notes	—	—%	(1,188,855)	(57%)
Abandonment loss	(15,815)	(1)%

Interest expense	(124,629)	(10)%	(147,809)	(7%)
Credit (charge) for estimated liquidated Damages	—	—%		—%

Total other income (expense)	(140,381)	(11)%	(2,690,701)	(128%)

Net Profit (Loss)	$(90,497)	(7)%	(3,521,466)	(168%)

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
As of September 30, 2009, we carried out an analysis, under the supervision and with the participation of our management, including our Certifying Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of this analysis, our Certifying Officer concluded that our disclosure controls and procedures and internal controls over financial reporting continued to be not effective and identified remediation measures to be implemented.
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
Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Press release dated November 20, 2009

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