Form 10-Q
period 2009-12-31
Cistera Networks, Inc.
filed 2010-02-16
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-17304
Cistera Networks, Inc.
(Exact name of registrant as specified in its charter)

Nevada	91-1944887

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

6509 Windcrest Drive, Suite 160, Plano, Texas	75024

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 15th, 2009, 17,423,410 shares of the registrant’s stock, $0.001 par value per share, were outstanding.

CISTERA NETWORKS, INC & SUBSIDIARY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CISTERA NETWORKS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	March 31st, 2009
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$15,124	$1,493

Accounts receivable, net of allowance for doubtful accounts of $-0-	268,413	151,322
Inventory	71,376	124,656
Prepaid expenses	29,291	37,341

Total current assets	384,204	314,812

Property and equipment, net	228,418	324,217
Intangible assets, net	1,547,611	1,751,442

Total long-term assets	1,776,028	2,075,659

TOTAL ASSETS	$2,160,232	$2,390,471

Current liabilities
Accounts payable	443,035	517,052
Accrued liquidated damages — outside investors		177,402
Accrued liabilities	503,417	1,527,811
Deferred revenue	947,862	865,271
Convertible promissory notes and other notes payable, net of discount	976,427	976,427
Note payable	—	7,781

Total current liabilities	2,870,741	4,071,743

Accrued liquidated damages — outside investors	177,402	—
Litigation Reserve	650,000	—
Convertible promissory notes and other notes payable, net of discount		—
Deferred Revenue	—	174,554

Other long-term liabilities	423,175	58,031

Total long-term liabilities	1,250,577	409,987

Total liabilities	4,121,318	4,304,328

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,423,410 shares issued and outstanding, Respectively	17,423	17,423
Additional paid-in capital	19,291,219	19,291,219
Accumulated deficit	(21,269,727)	(21,222,499)

Total stockholders’ deficit	(1,983,155)	(1,913,857)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,160,232	$2,390,471

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2009	2008
Revenues
Convergence solutions	$229,725	$712,340
Professional services	31,932	98,514
Support and maintenance	311,787	261,633

Total revenues	573,444	1,072,487

Cost of revenues
Convergence solutions	50,608	254,675
Professional services	7,035	55,680
Support and maintenance	68,685	24,250

Total cost of revenues	126,328	344,605

Gross Profit	447,116	737,882

Operating expenses
Sales and marketing	5	319,758
Software development	88,736	188,956
Engineering and support	104,600	172,923
General and administrative	144,981	338,210
Depreciation and amortization	24,128	103,538

Total operating expenses	362,450	1,123,385

Income / (Loss) from operations	84,665	(385,503)

Other income (expense)
Interest income	—	158
Other income	7	—
Interest expense	(46,541)	(43,124)
Abandonment loss		—
Charge for inducements related to stock issued to convertible note holders	—	—
Amortization of discount on convertible notes — outside investors	—	(108,918)
Amortization of discount on convertible notes — related parties	—	—
Credit (charge) for estimated liquidated damages	—	—

Total other income (expense)	(46,534)	(151,884)

Net Income / (Loss)	$38,131	$(537,387)

Basic & diluted net income / (loss) per share	$0.00	$(0.03)

Weighted average shares outstanding — basic and diluted	17,423,410	17,423,410

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended December 31,
	2009	2008
Revenues
Convergence solutions	$798,206	$2,247,809
Professional services	166,518	204,347
Support and maintenance	817,595	709,394

Total revenues	1,782,319	3,161,550

Cost of revenues
Convergence solutions	276,987	664,417
Professional services	111,380	148,680
Support and maintenance	108,931	71,684

Total cost of revenues	497,298	884,781

Gross Profit	1,285,021	2,276,769

Operating expenses
Sales and marketing	113,226	900,230
Software development	224,971	612,289
Engineering and support	245,505	579,323
General and administrative	489,229	1,098,827
Depreciation and amortization	77,541	302,368

Total operating expenses	1,150,472	3,493,037

Income / (loss) from operations	134,549	(1,216,268)

Other income (expense)
Interest income	—	326
Other income	70
Interest expense	(171,170)	(190,933)
Abandonment loss	(15,815)	—
Charge for inducements related to stock issued to convertible note holders	—	(1,324,444)
Amortization of discount on convertible notes — outside investors	—	(1,297,773)
Amortization of discount on convertible notes — related parties	—	(41,060)
Credit (charge) for estimated liquidated damages	—	11,299

Total other income (expense)	(186,915)	(2,842,585)

Net Income (loss)	$(52,366)	(4,058,853)

Basic & diluted net loss per share	$0.00	$(0.28)

Weighted average shares outstanding — basic and diluted	17,423,410	14,725,627

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Total
					Additional	Accumulated	stockholders’
	Preferred Stock		Common Stock		paid-in capital	deficit	equity (deficit)
	Shares	Amount	Shares	Amount
Balances at March 31, 2009	—	—	17,423,410	$17,423	$19,291,219	$(21,307,784)	$(1,999.142)

Net income / (loss)						38,130	38,130
Balance Adjustment from September 30, 2009						(73)	(73)

Balances at December 31, 2009	—	$—	17,423,410	$17,423	$19,291,219	$(21,269,727)	$(1,961,085)

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(52,366)	$(4,058,853)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for inducement to convert debt to convertible promissory notes	—	1,324,444
Charge (credit) for liquidated damages	—	(11,299)
Charge for stock issued for waiver of registration rights payments	—	1,297,773
Amortization of discount on convertible promissory notes — Outside Parties	—	41,060
Amortization of discount on convertible promissory notes — Related Parties	—	26,829
Abandonment loss	15,815	—
Gain on disposition of assets	1,717	—
Depreciation and amortization	77,541	302,368
Changes in operating assets and liabilities:
Accounts receivable	117,091	181,775
Inventory	53,280	66,829
Prepaid expenses	(8,050)	11,209
Accounts payable	(74,017)	(34,160)
Note Payable	(7,781)	—
Accrued liabilities	(374,394)	172,716
Deferred revenue	(91,963)	(207,317)
Other long-term liabilities	365,144	51,066

Net cash provided by (used) in operating activities	22,017	(835,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	—	(61,422)

Net cash used in investing activities	—	(61,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash		50,000
Net borrowings (payments) on line of credit		(17,503)
Net proceeds from short-term advances	—	25,630
Net proceeds from exercise of warrants	—	843,604
Payments on convertible promissory notes and other loans	—	(19,153)
Payments on other notes payable and capital lease	(8,386)	—

Net cash provided by (used) financing activities	(8,386)	882,578

Net increase in cash and cash equivalents	13,631	(14,323)
Cash and cash equivalents at beginning of period	1,493	125,007

Cash and cash equivalents at end of period	$15,124	$110,684

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine months ended December 31
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$14,853	$53,740
Income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued interest and accrued liquidated damages to common stock	$—	$3,287,116
Conversion of accounts payable and other accrued liabilities to convertible promissory notes
Conversion of accrued liabilities to common stock	—	53,312
Transfer of inventory to equipment	—	46,989
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
Balance Sheet Accounts
Accounts receivable are comprised of the following:

	December 31, 2009	March 31, 2009
Receivables assigned to factor	$0	$125,402
Advances to (from) factor	(0)	(70,570)
Fees, expenses and charges to reserve	(0)	(792)
Amounts due from reserve account	0	—

Amounts due from factor	0	54,040

Non-factored Accounts Receivable	268,413	97,282

Total accounts receivable	$268,413	$151,322

Accrued liabilities are comprised of the following:

	December 31, 2009	March 31, 2009
Accrued expenses	$75,951	$82,924
Reserve for litigation contingency	—	650,000
Accrued compensation and payroll taxes	247,863	545,626
Accrued Interest	—	225,330
Customer Deposits	126,672	—
Other	52,931	23,931

Total Accrued liabilities	$503,417	$1,527,811

Other long-term liabilities are comprised of the following:

	December 31, 2009	March 31, 2009
Deferred rent	$45,722	$58.031

	$45,722	$58,031

Earnings per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding.
Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common stock equivalents. The Company had approximately 6.6 million and 6.5 million potentially dilutive common stock equivalents (in the form of stock options and stock purchase warrants) outstanding as of December 31, 2009 and 2008, respectively. These potentially dilutive common stock equivalents have been excluded from the diluted share calculations for the three months ended December 31, 2009 and 2008, respectively, as they were

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
anti-dilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.
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
The Company assesses potential reserves against its accounts receivable by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customers’ current ability to pay their obligations to the Company and economic and industry conditions. Based on these factors, the Company has concluded that an allowance for doubtful accounts as of December 31, 2009 and March 31, 2009 is not required.
As of December 31, 2009, the Company receives approximately 39% of its gross revenues from its top three re-sellers. This represents an increase in concentration of business from the 34% reported for the year ended March 31, 2009.
Reclassifications
Certain reclassifications have been made in the fiscal year 2009 financial statements to conform to the fiscal year 2010 presentation.
NOTE 2 — FINANCIAL CONDITION
The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and the net loss of $4.6 million for the year ended March 31, 2009, which included non-cash charges of $1.4 million related to amortization of discounts associated with our sale and issuance of Senior Unsecured Convertible Promissory Notes in the fiscal years 2007 and 2008 (the “PP2 Notes”) and negative working capital (current liabilities in excess of current assets) of $2.48 million as of December 31, 2009. In addition, we had a net loss of $52,366 for the nine months ended December 31, 2009.
Accordingly, as of December 31, 2009, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations through generating higher revenues or lowering operating costs, or a combination of the two. These factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if we were unable to continue as a going concern.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
The Company maintained a factoring facility with Allied Capital Partners, L.P. (“Allied”) for up to $1,500,000 of the Company’s customer accounts receivable. The facility allows for an advance rate up to 85.88% and initial factoring charges are 1.75% of the total accounts receivable balance. An additional funding agreement became effective in November of 2008 allowing for the factoring of support renewals at an advance rate of 50.88% and initial factoring charges of 1.75% of the total accounts receivable balance. Advances made by Allied are collateralized by the Company’s accounts receivable, chattel paper, general intangibles, supporting obligations, inventory and proceeds thereof. The term of the current agreement is for a period of two years with an automatic one-year renewal thereafter. Advances under the factoring facility at December 31, 2009 were $0 and are netted against total accounts receivable on the Consolidated Balance Sheet.
On December 10th 2009, the factoring facility was terminated by mutual agreement. We believe that the cost of this facility outweighed the benefits to the Company. In addition, by terminating this facility, we expect to save over $135,000 annually.
As of December 30, 2008, we were in default on approximately $148,000 of principal and accrued interest on certain PP2 Notes (the “December PP2 Notes”). As of that date, we began to accrue interest on the December PP2 Notes at a default rate of 18% per annum, which is the maximum allowable rate as stipulated under the PP2 Note purchase agreement. As of April 5, 2009, we were in default on approximately $1,100,000 of principal and accrued interest on certain PP2 Notes (the “April PP2 Notes”). As of that date, we began to accrue interest on the April PP2 Notes at a default rate of 18% per annum, which is the maximum allowable rate as stipulated under the PP2 Note purchase agreement. We will need to renegotiate the payment or conversion of the principal and interest due on all of the PP2 Notes, or raise additional capital, or a combination of the two. If we need to raise additional capital it could be in the form of equity or debt, or a combination of the two. The Company is currently negotiation restructuring of this debt.
NOTE 3 — DEBT
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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
Warrants, the Company may, upon thirty days prior written notice, redeem the PP2 Warrants for $0.10 per share, in whole or in part, if our common stock closes with a bid price of at least $3.50 for any ten (10) out of fifteen (15) consecutive trading days.
For the three months ended June 30, 2008, the Company recorded $1,120,997 of amortization of debt discounts associated with the PP2 Notes.
As of December 31, 2009, the Company had $976,426 of principal, accrued interest of $377,437 and accrued liquidated damages of $177,402 outstanding on its PP1 Notes and PP2 Notes. The PP1 Notes and the PP2 Notes were due in December 2008 and April 2009 (the “April PP2 Notes”), respectively, and are in default. The Notes bear interest at an annual rate of 18%, compounded quarterly.
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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
The Company’s total debt as of December 31, 2009, all of which is current, is as follows:

PP1 and PP2 Notes:
Principal	$976,426
Accrued interest	377,437
Accrued estimated liquidated damages	177,402

Total	$1,531,265

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
On the 1st December 2009, the Company entered into a professional services agreement with Blue Kiwi Group Ltd. This agreement provides for the services of Mr Royal to act as Company Board Member and CEO of the Company. The consideration is $150,000 per annum for a period of two years. The agreement is attached as exhibit 33.1.
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
EXECUTIVE SUMMARY AND RECENT BUSINESS DEVELOPMENTS
For the third quarter ending 31st December 2009, we saw a 46.5% decrease in revenues as compared to the same quarter in the prior year. We experienced a drop in revenue on a sequential quarter basis as a result of the deteriorating global economic situation. High margin recurring revenue from support and maintenance continues to become a more significant piece of our revenues as our installed base grows. Despite the economic slowdown, our pipeline of opportunities continues to increase in both number of opportunities and project size.
Cistera Networks is approximately half-way through a restructuring plan designed to make the company sustain-ably profitable and dominate in the strongest key markets we operate in. We believe that our products are ideally suited to Federal, State and Local Government applications, Healthcare and Public Safety and continue to make strong headway in these markets. We believe that this focus will continue the trending of our product mix toward the higher value in key markets as well as a strong emphasis on maintenance revenue will allow us to maintain strong profitability into the future.
In December 2009 Cistera Networks incorporated a wholly owned subsidiary Cistera Federal Systems Inc. As has been previously discussed, Cistera is increasing it’s presence in the federal government market. This market offers significant opportunities for Cistera products and the company has made significant progress in developing this market. Cistera Federal Systems Inc was incorporated to further develop this market as well as hold the necessary procurement contracts and compliance requirements for the federal government.
Cistera Networks has also believes that there are significant opportunities in the public safety market dominated by Federal, State and Local government customers, particularly Land Mobile Radio P.25 markets. In December 2009 Cistera Networks Inc incorporated a wholly owned subsidiary Telmarine Communications Inc to specifically focus on the development the market for Unified Communications for Land Mobile Radio. Telmarine is currently pursuing technology agreements and relationships with third parties to grow the product offering for the public safety markets.
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

On the 14th May 2009, the company announced the release of version 1.9 of the Cistera Convergence Server. Cistera ConvergenceServer Version 1.9 is the result of over five years of work on enterprise application platforms for Unified Communications and is the most advanced solution set available today.
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
On the 29th October 2009, the company announced the release of the newest configuration of its award-winning platform, the Cistera ConvergenceServer 9500 (CCS 9500) specifically tailored for large-scale applications.

RESULTS OF OPERATIONS
Selected Consolidated Statements of Operations Data
The following tables present consolidated statements of operations data for the three and nine months ended December 31, 2009 and 2008 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.
Results of Operations for the Three Months Ended December 31, 2009
Compared to the Three Months Ended December 31, 2008

	For the three months ended December 31,
		% of		% of
	2009	revenue	2008	revenue
Revenues:

Convergence solutions	$229,725	40%	$712,340	67%
Professional services	31,932	6%	98,514	9%
Support and maintenance	311,787	54%	261,633	24%

Total revenues	573,444	100%	1,072,487	100%

Cost of revenues:
Convergence solutions	50,608	9%	254,675	24%
Professional services	7,035	1%	55,680	5%
Support and maintenance	68,685	12%	24,250	2%

Total cost of revenues	126,328	22%	334,605	31%

Gross Profit	447,116	78%	737,882	69%

Operating expenses:

Sales and marketing	5	0%	319,758	30%
Software development	88,736	15%	188,956	18%
Engineering and support	104,600	18%	172,923	16%
General and administrative	144,981	25%	338,210	31%
Depreciation and amortization	24,128	4%	103,538	10%

Total operating expenses	362,450	63%	1,123,385	105%

Loss from operations	84,665	15%	(385,503)	(36%)

Other income (expense)
Interest income	7	—%	158	—
Interest expense	(46,541)	0%	(43,124)	(4%)
Amortization of discount on convertible notes		(8%)	(108,918)	(10%)
Charge for inducements related to stock issued to convertible note holders		0%	—	—

Total other income (expense)	(46,534)	(8%)	(151,884)	(14%)

Net loss	$38,130	(7%)	$(537,387)	(50%)

Revenue
Revenue for the quarter ended December 31, 2009 decreased $499,043 or approximately 46% from the comparable prior year quarter primarily due to the current U.S Economic downturn and the lack of capital spending.
Gross Profit and Gross Margin
Gross profit for the quarter ended December 31, 2009 decreased $290,766 or approximately 40% from the comparable prior year quarter primarily due to decreased revenue. Gross margin did, however, increased in the December 2009 quarter as compared to the December 2008 quarter to 78% from 69%. This increase was primarily due to increases in the higher margin revenue categories of convergence solutions and support and maintenance, offset by lower margins on professional services as a result of the timing of completion of certain project service engagements.
Operating Expenses
Operating expenses, excluding depreciation and amortization decreased from $1,123,385 in the December 2008 quarter to $362,450 in the December 2009 quarter, a decrease of $760,935 or approximately 67%. The decrease was a direct reduction due to the decrease in headcount from the previous year and continued controls over expenses.
Interest Expense
Interest expense for the December 2009 quarter increased $3,417 from the December 2008 quarter primarily due to the increase in accrued interest on the PP2 Notes due to the decrease in the PP2 Notes as a result of the conversions under the STIIP in June 2008. Offsetting the overall interest expense decrease was an increase in interest on our accounts receivable factoring facility as a result of higher factorings in the December 2009 quarter as compared to the December 2008 quarter.
Results of Operations for the Nine Months Ended December 31, 2009
Compared to the Nine Months Ended December 31, 2008

	For the nine months ended December 31,
		% of		% of
	2009	revenue	2008	revenue
Revenues:
Convergence solutions	$798,206	45%	$2,247,809	71%
Professional services	166,518	9%	204,347	7%
Support and maintenance	817,595	46%	709,394	22%

Total revenues	1,782,319	100%	3,161,500	100%

Cost of revenues:
Convergence solutions	276,987	16%	664,417	21%
Professional services	111,380	6%	148,680	5%
Support and maintenance	108,931	6%	71,684	2%

Total cost of revenues	497,298	28%	884,781	28%

Gross Profit	1,285,021	72%	2,276,769	72%

Operating expenses:
Sales and marketing	113,226	6%	900,230	28%
Software development	224,971	13%	612,289	19%
Engineering and support	245,505	14%	579,323	18%
General and administrative	489,229	27%	1,098,827	35%
Depreciation and amortization	77,541	4%	302,368	10%

Total operating expenses	1,150,472	64%	3,493,037	110%

	For the nine months ended December 31,
		% of		% of
	2009	revenue	2008	revenue
Gain (Loss) from operations	134,549	8%	(1,216,268)	(38%)

Other income (expense)
Interest income	70		326	—
Other income			—
Charge for inducements related to stock Issued to convertible note holders			(1,324,444)	(42%)
Amortization of discount on convertible Notes			(1,338,833)	(57%)
Abandonment loss	(15,815)

Interest expense	(171,170)	(10%)	(190,933)	(6%)
Credit (charge) for estimated liquidated Damages			11,299	—

Total other income (expense)	(186,915)	0%	(2,842,585)	(90%)

Net Gain (Loss)	(52,366)	(3%)	(4,058,853)	(128%)

Revenue
Revenue for the nine months ended December 31, 2009 decreased $1,379,181 or approximately 44% from the comparable prior year nine months primarily due to the deteriorating global economic environment. Revenue from professional services decreased 18.5% from the prior year quarter primarily due the reduction in overall revenues.
Gross Profit and Gross Margin
Gross profit for the nine months ended December 31, 2009 decreased $991,748 or approximately 43% from the comparable prior year quarter primarily due to decreased revenue. Gross margin was stable in the nine months ending December 2009 as compared to the December 2008 nine months maintaining 72%.
Operating Expenses
Operating expenses, excluding depreciation and amortization, decreased from $3,493,037 in the December 2008 nine months to $1,150,472 in the nine-month ending December 2009, a decrease of $2,342,565 or approximately 67%. The decrease was primarily attributable to: 1) a decrease in overall headcount; 2) an increase in and rent and facilities expense; 3) a decrease in sales and marketing tradeshow expenses; 4) a decrease in professional fees.
Interest Expense
Interest expense for the nine months ending December 2009 quarter decreased $19,763 from the nine months ended December 2008 quarter primarily due to the decrease in accrued interest on the PP2 Notes due to the decrease in the PP2 Notes as a result of the conversions under our “Short Term Investment Incentive Plan” (the “STIIP”). Offsetting the overall interest expense decrease was an increase in the interest rate on the PP1 and PP2 Notes due to a default on the notes.
Amortization of Debt Discount
The amortization of debt discount on our PP2 Notes in the six months ending December 2009 quarter decreased $1,338,833 from the December 2008 quarter primarily as a result of the amortization of the debt discount was completed recorded at March 31, 2009. As required under GAAP, all unamortized debt discount outstanding at the date of the conversion was expensed. See further discussion of the STIIP under “Liquidity” under this Item.
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
Liquidated Damages
The decrease in the charge for liquidated damages from the three months ended December 2009 was primarily the result of the settlement of future liquidated damages as of June 24, 2008. As of June 30, 2008, we recorded an adjustment to the amount of accrued liquidated damages for PP2 Note holders who did not convert their notes in the STIIP. As part of an agreement dated June 30, 2008 with the investor in the PP2 offering that had the contractual right to liquidated damages, we issued to the investor 58,777 shares of our common stock in exchange for a waiver on future liquidated damages after June 24, 2008. The agreement terminated any assessment of liquidated damages beyond June 24, 2008.
Liquidity and Capital Resources
The unaudited consolidated financial statements contained in this report have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and net loss of $4.6 million for the year ended March 31, 2009, which included non-cash charges of $1.4 million related to amortization of discounts associated with our PP2 Notes and negative working capital (current liabilities in excess of current assets) of $3.0 million as of March 31, 2009. In addition, we had a net loss of $75,435 for the nine months ended December 31, 2009. Also, as of December 31, 2009, we have negative working capital (current liabilities in excess of current assets) of $2.51 million.
Accordingly, as of December 31, 2009, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations through generating higher revenues or lowering operating costs, or a combination of the two. These factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if we were unable to continue as a going concern.
Our primary source of working capital liquidity was a factoring facility we have with Allied Capital Partners, L.P. (“Allied”), which allows for cash advances of up to $1,500,000 on our customer accounts receivable, subject to the approval of Allied of the customer and the type of product or service that is invoiced. The facility allows for an advance rate up to 85.88% and initial factoring charges are 1.75% of the total accounts receivable balance. An additional funding agreement became effective in November of 2008 allowing for the factoring of support renewals at an advance rate of 50.88% and initial factoring charges of 1.75% of the total accounts receivable balance. Advances made by Allied are collateralized by our accounts receivable, chattel paper, general intangibles, supporting obligations, inventory and proceeds thereof.
On December 10th 2009, both parties mutually agreed to terminate the factoring facility. The company believes that the cost of this facility outweighed the benefits to the company. The company expects to save over $135,000 annually from the termination of this facility.
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
Cash and Cash Flows
Our cash and cash equivalents at December 31, 2009 were $15,124. For the nine months ended December 31, 2009, net cash provided by operations was $22,017. The primary use of cash was the loss from operations incurred for the period of $74,435 adjusted for non-cash charges of $96,505 for depreciation and amortization, abandonment loss and gain from disposition of assets.

Contractual Obligations
Our current material contractual obligations are our current and former corporate office leases and the principal, accrued interest and accrued liquidated damages under our PP1 and PP2 Notes. In December 2008, we executed a sublease for our former corporate office facility at approximately $4,100 per month for the remaining lease term, which is through November 2009. On May 29, 2009 the property manager informed us that our sub-lessee had vacated the premises. The Company has successfully negotiated a termination of the former corporate office lease in Dominion Plaza.
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
Research and Development — Software Development
Research and development expenditures are generally expensed as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Our software development costs capitalized as of the 31st of December are $1,170,144 and for the nine months ending December 31,2009 are $203,832.
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
As of December 31, 2009, we carried out an analysis, under the supervision and with the participation of our management, including our Certifying Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of this analysis, our Certifying Officer concluded that our disclosure controls and procedures and internal controls over financial reporting continued to be not effective and identified remediation measures to be implemented.
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
Item 5. Other Information
None.

Item 6. Exhibits
10.1	Professional Services Agreement between Cistera Networks Inc and Blue Kiwi Group Ltd.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release dated February 16, 2010

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CISTERA NETWORKS, INC.
Date: February 16, 2010	/s/ Gregory T. Royal
Gregory T. Royal
Chief Executive Officer and interim Chief Financial Officer

(Principal Executive, Financial and Accounting Officer)