Form 10-Q/A
period 2009-06-30
Cistera Networks, Inc.
filed 2010-03-05
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 2
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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2009, 17,423,410 shares of the registrant’s stock, $0.001 par value per share, were outstanding.

CISTERA NETWORKS, INC & SUBSIDIARY

EXPLANATORY NOTES
This Amendment No. 2 to the Annual Report on Form 10-Q (the “Report”) for the fiscal quarter ended June 30, 2009 is filed for the purpose of amending the Section 302 Certifications, filed as Exhibits 31.1 and 31.2 to the original Report.
There was a mistake in the payroll accrual account that resulted in a positive $341,509 dating back to April 2009. The accrual error was caused and dated by duplicate entries to that accrual dating from and solely to April 2009 through June 30, 2009. This also has the result of reducing the loss from Quarter ending 30th June 2009 from $428,975 to $192,691. This reduced accrued liabilities from $1,830,263 to $1,593,979 and total stockholders deficit from 2,342,832 to $2,106,548 from Quarter ending 30th June 2009.
This entry has been reversed for the quarter ending September 30, 2009 and re-entered in the quarter ending June 30, 2009. Both these dated statements are being amended and re-issued.
ASC FASB 250-10-50-7 Disclosure
The effect of the correction on each financial statement line item for each prior period is as follows:
•	Accrued Liabilities have been reduced from $1,830,263 to $1,593,979.

•	Total Current Liabilities have been reduced from $4,408,862 to $4,172,578

•	This has resulting a reduction in retained earnings (deficit) from ($21,651,474) to ($21,415,190) for this period only.

•	Sales and Marketing Expenses have been reduced from $115,295 to $57,497.

•	Software Development Expenses have been reduced from $152,795 to $29,149.

•	Engineering and Support Expenses have been reduced from $90,406 to $64,057.

•	General Administration Expenses have been reduced from $180,241 to $151,750

•	Total Expenses have been reduced from $636,397 to $400,113.

•	Loss from Operations has been reduced from $347,161 to $110,877.

•	Net Loss has been reduced from $428,975 to $192,691 and from 2c per share to 1c per share.

•	Accrued Payroll and Taxes has been reduced from $668,854 to $432,570.
ASC FASB 250-10-50-8 Disclosure
There was a mistake in the payroll accrual account that resulted in a positive $341,509 dating back to April 2009. The accrual error was caused and dated by duplicate entries to that accrual dating from and solely to April 2009 through June 30, 2009. For quarter ending 30th June 2009 the loss has been reduced from $428,975 to $192,691.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Restated
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
	Restated
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
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — RESTATED

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
	Restated
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

	Restated
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
Results of Operations for the Three Months Ended June 30, 2009
Compared to the Three Months Ended June 30, 2008

	For the three months ended June 30,
	Restated	% of		% of
	2009	revenue	2008	revenue
Revenues:
Convergence solutions	$189,143	41%	$522,393	65%
Professional services	35,504	9%	60,708	8%
Support and maintenance	233,320	50%	217,459	27%

Total revenues	457,967	100%	800,560	100%

Cost of revenues:
Convergence solutions	103,013	22%	133,032	17%
Professional services	47,718	10%	50,500	6%
Support and maintenance	18,000	5%	23,184	3%

Total cost of revenues	168,731	37%	206,716	26%

Gross Profit	289,236	63%	593,844	74%

Operating expenses:
Sales and marketing	57,497	13%	296,006	37%
Software development	29,149	6%	158,589	20%
Engineering and support	64,057	14%	149,596	19%
General and administrative	151,241	33%	429,149	53%
Depreciation and amortization	97,660	21%	98,156	12%

Total operating expenses	400,113	87%	1,131,496	141%

Loss from operations	(110,877)	(24)%	(537,652)	(67)%

Other income (expense)
Interest income	—	—%	82	—%
Other income	56	—%
Charge for inducements related to stock Issued to convertible note holders	—	—%	(1,192,813)	(149)%
Amortization of discount on convertible Notes	—	—%	(1,120,997)	(140)%
Abandonment loss	(15,815)	(3)%

Interest expense	(66,055)	(15)%	(83,182)	(10)%
Credit (charge) for estimated liquidated damages	—	—%	11,299	1%

Total other income (expense)	(81,814)	(18)%	(2,385,611)	(298)%

Net loss	$(192,691)	(42)%	(2,923,263)	(365)%

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

Cash and Cash Flows
Our cash and cash equivalents at June 30, 2009 were $71,310. For the three months ended June 30, 2009, net cash used in operations was $79,085. The primary use of cash was the loss from operations incurred for the period of $192,691 (restated) adjusted for non-cash charges of $116,624 for depreciation and amortization, abandonment loss and gain from disposition of assets. Net cash used in investing activities of $882 related to purchases of computer and lab equipment.
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
Item 5. Other Information
None.

Item 6. Exhibits
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	previously filed.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CISTERA NETWORKS, INC.
Date: March 5, 2010	/s/ Gregory T. Royal
Gregory T. Royal
Chief Executive Officer and interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)