Form 10-Q/A
period 2009-09-30
Cistera Networks, Inc.
filed 2010-03-05
CIK 821356

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

CISTERA NETWORKS, INC & SUBSIDIARY

EXPLANATORY NOTES
This Amendment No. 2 to the Annual Report on Form 10-Q (the “Report”) for the fiscal quarter ended September 30, 2009 is filed for the purpose of amending the Section 302 Certifications, filed as Exhibits 31.1 and 31.2 to the original Report.
There was a mistake in the payroll accrual account that resulted in a positive $341,509 dating back to April 2009. The accrual error was caused and dated by duplicate entries to that accrual dating from and solely to April 2009 through June 30, 2009. This has reduced the net income for quarter ended 30th September 2009 from $342,500 to $106,215. This entry has been reversed for the quarter ending September 30, 2009 and re-entered in the quarter ending June 30, 2009. Both these dated statements are being amended and re-issued.
Although the PP2 Note maturity has resulted in these Notes converting to default status and therefore able to be called, the company has negotiated a stasis with over 90% of the Noteholders including all of the largest individual holdings. Although the company believes that it is unlikely that these notes will be called in the Fiscal Year 2010, the 10 Q filing for 30 September 2009 has been amended to correct this change in assumption.
The credit balances shown in Sales and Marketing and Software Development are directly a result of the below accrual adjustment to payroll expenses dating from April 1, 2009 to June 30, 2009. This adjusting entry made in the quarter ending September 30, 2009 was made in error and has been corrected to show the net effect for the correct quarter ending June 30, 2009 and is in the corrected amendments. The credit balance shown in Depreciation expense is due to an adjustment and correcting of the fixed asset depreciation schedule dating back to April 1, 2009. The aggregate impact of this adjustment is $68,425 or $34,213 per quarter and is not deemed material on a quarterly basis.
ASC FASB 250-10-50-7 Disclosure
The effect of the correction on each financial statement line item for each prior period is as follows:
•	The total current liabilities have increased from $1,915,020 to $2,891,447 and the corresponding long term liabilities have decreased from $2,195,835 to $1,219,409.

•	Sales and marketing has increased from ($2,075) to $53,723.

•	Software development has increased from ($16,843) to $106,803.

•	Engineering and Support has increased from $46,763 to $73,122.

•	General and Administrative has increased from 164,984 to 193.803.

•	Total operating expenses has increased from $148,582 to $384,867.

•	Total Income from operations has decreased from $400,088 to $163,803.

•	Net Income has been reduced from $342,500 to $106,215 and from 2c per share to 1c per share.
This has not resulted in any change in retained earnings or other appropriate components of equity including net assets.
ASC FASB 250-10-50-8 Disclosure
There was a mistake in the payroll accrual account that resulted in a positive $341,509 dating back to April 2009. The accrual error was caused and dated by duplicate entries to that accrual dating from and solely to April 2009 through June 30, 2009. This has reduced the net income for quarter ended 30th September 2009 from $342,500 to $106,215. For quarter ending 30th June 2009 the loss has been reduced from $428,975 to $192,691.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Restated
	September 30, 2009	March 31st, 2009
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$35,378	$1,493
Accounts receivable, net of allowance for doubtful accounts of $-0-	70,094	151,322
Inventory	91,658	124,656
Prepaid expenses	46,307	37,341

Total current assets	243,437	314,812

Property and equipment, net	252,722	324,217
Intangible assets, net	1,615,555	1,751,442

Total long-term assets	1,868,277	2,075,659

TOTAL ASSETS	$2,111,714	$2,390,471

Current liabilities
Accounts payable	518,058	517,052
Accrued liquidated damages – outside investors		177,402
Accrued liabilities	613,446	1,527,811
Deferred revenue	783,516	865,271
Convertible promissory notes and other notes payable, net of discount	976,427	976,427
Note payable	—	7,781

Total current liabilities	2,891,447	4,071,743

Accrued liquidated damages – outside investors	177,402	—
Litigation Reserve	650,000	—
Deferred Revenue	—	174,554

Other long-term liabilities	392,007	58,031

Total long-term liabilities	1,219,409	409,987

Total liabilities	4,110,856	4,304,328

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,423,410 shares issued and outstanding, Respectively	17,423	17,423
Additional paid-in capital	19,291,219	19,291,219
Accumulated deficit	(21,307,784)	(21,222,499)

Total stockholders’ deficit	(1,999,142)	(1,913,857)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,111,714	$2,390,471

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	Restated
	2009	2008
Revenues
Convergence solutions	$380,403	$1,013,075
Professional services	98,018	45,125
Support and maintenance	272,488	230,303

Total revenues	750,909	1,288,503

Cost of revenues
Convergence solutions	123,366	276,710
Professional services	56,627	42,500
Support and maintenance	22,246	24,250

Total cost of revenues	202,239	343,460

Gross Profit	548,670	945,043

Operating expenses
Sales and marketing	53,723	301,043
Software development	106,803	226,875
Engineering and support	73,112	201,969
General and administrative	193,803	422,105
Depreciation and amortization	(44,247)	100,674

Total operating expenses	384,867	1,252,666

Income / (Loss) from operations	163,803	(307,623)

Other income (expense)
Interest income	—	—
Other income	7	86
Interest expense	(57,595)	(50,117)
Abandonment loss		—
Charge for inducements related to stock issued to convertible note holders	—	(131,631)
Amortization of discount on convertible notes – outside investors	—	(108,918)
Amortization of discount on convertible notes – related parties	—	—
Credit (charge) for estimated liquidated damages	—	—

Total other income (expense)	(57,588)	(290,580)

Net Income / (Loss)	$106,215	$(598,203)

Basic & diluted net income / (loss) per share	$0.01	$(0.03)

Weighted average shares outstanding – basic and diluted	17,423,410	17,274,687

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended September 30,
	2009	2008
Revenues
Convergence solutions	$568,481	$1,535,468
Professional services	134,586	105,833
Support and maintenance	505,808	447,762

Total revenues	1,208,875	2,089,063

Cost of revenues
Convergence solutions	226,379	409,742
Professional services	104,345	93,000
Support and maintenance	40,246	47,434

Total cost of revenues	370,970	550,176

Gross Profit	837,905	1,538,887

Operating expenses
Sales and marketing	113,220	580,472
Software development	136,235	423,333
Engineering and support	140,905	406,400
General and administrative	344,248	760,617
Depreciation and amortization	53,413	198,830

Total operating expenses	788,021	2,369,652

Income / (loss) from operations	49,884	(830,765)

Other income (expense)
Interest income	—	168
Other income	63
Interest expense	(124,629)	(147,809)
Abandonment loss	(15,815)	—
Charge for inducements related to stock issued to convertible note holders	—	(1,324,444)
Amortization of discount on convertible notes – outside investors	—	(1,188,855)
Amortization of discount on convertible notes – related parties	—	(41,060)
Credit (charge) for estimated liquidated damages	—	11,299

Total other income (expense)	(140,381)	(2,690,701)

Net loss	$(90,497)	(3,521,466)

Basic & diluted net loss per share	$(0.00)	$(0.26)

Weighted average shares outstanding – basic and diluted	17,423,410	13,369,365

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

On the 10th June 2009, the company announced the addition of the ZoneSpeak™ IP Speaker to its successful Event Alerting and Notification Solution Set.
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

Revenue
Revenue for the quarter ended September 30, 2009 decreased $537,504 or approximately 41% from the comparable prior year quarterly period primarily due to the deteriorating global economic environment. Revenue from professional services increased 117% from the prior year quarter primarily due to the timing of completion of certain project service engagements and as a result of a change of certifying reseller partners to handle installations in lieu of performing them ourselves, as well as decreased sales activity. We have also refocused our efforts on high-value markets where customers are significantly less sensitive to price. This has resulted in lower revenues but more profitable contracts.
Gross Profit and Gross Margin
Gross profit for the quarter ended September 30, 2009 decreased $396,373 or approximately 41% from the comparable prior year quarter primarily due to decreased revenue. Gross margin also maintained a constant level as a percentage of sales at 73%.
Operating Expenses
Operating expenses, excluding depreciation and amortization decreased from $1,252,666 in the September 2008 quarter to $384,867 in the September 2009 quarter, a decrease of $867,799 or approximately 69%. This dramatic reduction was as a result of the intense restructuring effort in response to the significant drop in the United States economy in 2009. The market for unified communications suffered a serious decline in new license revenue and the company was forced to respond accordingly.
The decrease was primarily attributable to:
•	Decrease headcount in all departments;

•	Decrease in payroll taxes as a result of reduced personnel;

•	Reductions in travel, marketing and sales expenses;

•	Decrease in software licensing costs;

•	Elimination of all unnecessary professional services and fees.
Sales and Marketing costs reduced from $301,043 to $53,723 through reductions in headcount, commissions payable, travel and marketing expenses across the board.
Software development costs reduced from $226,875 to $106,803 through reductions in headcount and general expenses.
Engineering and Support costs reduced from $201,969 to $73,112 through reductions in headcount and travel related expenses. The company has dramatically increased the number of remote installations significantly reducing costs.
General and Administrative costs have been reduced from $193,803 to $422,105 through reduction in headcount and the elimination of all unnecessary professional services and fees.
The Depreciation and Amortization is a reduction from $100,674 to ($44,247) as compared to same quarter 2008 and is due to an adjustment and correcting of the fixed asset depreciation schedule dating back to April 1, 2009. The aggregate impact of this adjustment is $68,425 or $34,213 per quarter and is not deemed material on a quarterly basis.
An error in the Payroll accrual account was made which resulted in a reversal of $393,810 of duplicate expense to the payroll expense accounts. After reversal of this accrual, payroll was accrued for $52,301 reflecting the pay period September 15 — September 30, 2009. The net effect to the profits of the company were a positive $341,509. The filings for period 30 June 2009 have been amended to reflect this change as it relates to that period.
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
Operating Expenses
Operating expenses, excluding depreciation and amortization, decreased from $2,369,652 in the September 2008 six months to $788,021 in the six-month ending September 2009, a decrease of $1,581,631 or approximately 67%. This dramatic reduction was as a result of the intense restructuring effort in response to the significant drop in the United States economy in 2009. The market for unified communications suffered a serious decline in new license revenue and the company was forced to respond accordingly.
The decrease was primarily attributable to:
•	Decrease headcount in all departments;

•	Decrease in payroll taxes as a result of reduced personnel;

•	Reductions in travel, marketing and sales expenses;

•	Decrease in software licensing costs;

•	Elimination of all unnecessary professional services and fees.
Sales and Marketing costs reduced from $580,472 to $113,220 through reductions in headcount, commissions payable, travel and marketing expenses across the board.
Software development costs reduced from $423,333 to $136,235 through reductions in headcount and general expenses.
Engineering and Support costs reduced from $406,400 to $140,905 through reductions in headcount and travel related expenses. The company has dramatically increased the number of remote installations significantly reducing costs.
General and Administrative costs have been reduced from $760, 617 to $344, 248 through reduction in headcount and the elimination of all unnecessary professional services and fees.
An error in the Payroll accrual account was made which resulted in a reversal of $393,810 of duplicate expense to the payroll expense accounts. After reversal of this accrual, payroll was accrued for $52,301 reflecting the pay period September 15 — September 30, 2009. The net effect to the profits of the company were a positive $341,509. The filings for period 30 June 2009 have been amended to reflect this change as it relates to that period.
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
Item 5. Other Information
None.

Item 6. Exhibits
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Press release dated November 20, 2009*

*	previously filed

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CISTERA NETWORKS, INC.
Date: March 5th, 2010	/s/ Gregory T. Royal
Gregory T. Royal
Chief Executive Officer and interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)