Form 10-Q/A
period 2009-06-30
Cistera Networks, Inc.
filed 2010-04-05
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 3
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

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	Restated
	2009	2008

Revenues
Convergence solutions	$189,143	$522,393
Professional services	35,504	60,708
Support and maintenance	233,320	217,459

Total revenues	457,967	800,560

Cost of revenues
Convergence solutions	103,013	133,032
Professional services	47,718	50,500
Support and maintenance	18,000	23,184

Total cost of revenues	168,731	206,716

Gross Profit	289,236	593,844

Operating expenses
Sales and marketing	57,497	296,006
Software development	29,149	158,589
Engineering and support	64,057	149,596
General and administrative	151,750	429,149
Depreciation and amortization	97,660	98,156

Total operating expenses	400,113	1,131,496

Loss from operations	(110,877)	(537,652)

Other income (expense)
Interest income	—	82
Other income	56
Interest expense	(66,055)	(83,182)
Abandonment loss	(15,815)	—
Charge for inducements related to stock issued to convertible note holders	—	(1,192,813)
Amortization of discount on convertible notes — outside investors	—	(1,079,937)
Amortization of discount on convertible notes — related parties	—	(41,060)
Credit (charge) for estimated liquidated damages	—	11,299

Total other income (expense)	(81,814)	(2,385,611)

Net loss	$(192,691)	($2,923,263)

Basic & diluted net loss per share	$(0.01)	$(0.31)

Weighted average shares outstanding — basic and diluted	17,423,410	9,421,126

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
Recently Issued Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115“ (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We intend to adopt the standard beginning in the first quarter of fiscal year 2010 and do not believe it will have a material impact.
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

CISTERA NETWORKS, INC.
Date: April 5, 2010	/s/ Gregory T. Royal
Gregory T. Royal
Chief Executive Officer and interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)