Form 10-Q/A
period 2009-09-30
Cistera Networks, Inc.
filed 2010-04-05
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
AMENDED FORM 10-Q
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

CISTERA NETWORKS, INC & SUBSIDIARY

EXPLANATORY NOTES
Amendment No. 3 to the Quarterly Report on Form 10-Q (the “Report”) for the fiscal quarter ended September 30, 2009 is filed for the purpose of amending the Section 302 Certifications, filed as Exhibits 31.1 and 31.2 to the original Report. Additional the SFAS 140 discussion for the factoring agreement with Allied Capital has been included.
Amendment No. 2 to the Quarterly Report on Form 10-Q (the “Report”) for the fiscal quarter ended September 30, 2009 is filed for the purpose of amending the Section 302 Certifications, filed as Exhibits 31.1 and 31.2 to the original Report.
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

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — RESTATED

							Total
	Preferred Stock		Common Stock		Additional paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balances at June 30, 2009	—	—	17,423,410	$17,423	$19,291,219	$(21,415,190)	$(2,106,548)

Net income / (loss)						106,215	106,215
Balance Adjustment from June 30, 2009						1,190	1,190

Balances at September 30, 2009	—	$—	17,423,410	$17,423	$19,291,219	$(21,307,784)	$(1,999.142)

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
SFAS No. 140 — Disclosure of Accounting for Factoring
The Company maintains a factoring facility with Allied Capital Partners, L.P. (“Allied”) for up to $1,500,000 of the Company’s customer accounts receivable. The facility allows for an advance rate up to 85.88% and initial factoring charges are 1.75% of the total accounts receivable balance. An additional funding agreement became effective in November of 2008 allowing for the factoring of support renewals at an advance rate of 50.88% and initial factoring charges of 1.75% of the total accounts receivable balance. Advances made by Allied are collateralized by the Company’s accounts receivable, chattel paper, general intangibles, supporting obligations, inventory and proceeds thereof. The term of the current agreement is for a period of two years with an automatic one-year renewal thereafter. Advances under the factoring facility at September 30, 2009 were $186,299 and are netted against total accounts receivable on the Consolidated Balance Sheet.
SFAS No.140, paragraph 9 states:
The transferor has surrendered control over transferred assets if and only if all of the following conditions are met:
a) The transferred assets have been isolated from the transferor — put presumptively beyond the reach of the transferor and it creditors, even in bankruptcy or other receivership.
If the transaction is determined by the bankruptcy court to be a true sale, and the factor is the owner of the accounts receivable, then the accounts will not be part of the bankruptcy proceeding.
The November 2008 factoring agreement for Cistera states on page 1, item #3 —
Acceptance of Offer — Allied may accept Seller’s offer to sell Accounts . . . by either (i) paying the Purchase Price (less the Reserve). . . (ii) by oral or written notice to Seller identifying the Accounts which appear on the Schedule that Allied is unwilling to purchase and paying the Purchase Price (less the Reserve) for the remaining accounts; and (xi) shall be evidenced by an invoice which has been issued to and received by the Account Debtor, and each such invoice shall have printed on the face thereof a statement notifying the Account Debtor that the invoice has been sold and assigned to Allied and is payable only to Allied . . .
Page 3 item #9 of Agreement, . . .Invoice (x) shall be reflected on Seller’s books and records as having been transferred, sold and conveyed to Allied if Allied purchases such Accounts.
Therefore, it is Cistera’s position that this meets the test of a sale. The receivables are isolated beyond the reach of Cistera, its creditors and any bankruptcy proceedings.
b) Each transferee has the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor.
As per the agreement entered into between Cistera and Allied Capital (November 19th 2008), these invoices, also called receivables, are the property of Allied and therefore such items can be used for collateral and bank financing if Allied so chooses. The factoring agreement also states that Allied has the right to sell these items on the “open and public market”. After a review of the factoring agreement, no statements or language was found to contradict this understanding of the agreement. There are no constraints on Allied rights whether written or imputed in the November 2008 agreement. The benefit for Allied is not trivial and involves the collection of the receivable, interest income and factoring fees for each Account and invoice.
c) The transferor does not maintain effective control over the transferred asset through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
In the said factoring agreement, the Seller has no demands for the return of the Accounts or invoices. Even at the time of termination of the agreement, the invoices are still the full property of Allied to the limit of the reserve amount remaining at such termination. What this means, is the reserve amount remaining is netted as payment against the remaining outstanding invoices and if the reserve is greater than those invoices, the monies are then wired or transferred to Cistera. If the reserve is less than the remaining outstanding invoices, Allied collects the payment on those invoices and wires the “left over” monies caused by those collections. Even after termination of the agreement, and reconciliation of the reserve against the outstanding accounts, all payments are still the property of Allied until the overage payments are transferred and wired to Cistera.
As far as obligation or entitlement to “repurchase” the Accounts or invoices, this obligation is after the “maturity” or due date of the invoices plus 90 days. At which time the invoice is “offset” against the Reserve account and no “monies” are exchanged. This Reserve account is separated on a net basis from Cistera owned receivables in section Balance Sheet Accounts” Table known as “Accounts receivable are comprised of the following:”. It is the understanding and agreement of Cistera management there is no obligation or entitlement to these Accounts after they are sold to Allied. Therefore it is Cistera’s position that the accounting practices used to maintain the records of the account receivables are correct.
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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
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
Results of Operations for the Three Months Ended September 30, 2008
Compared to the Three Months Ended September 30, 2007

	For the three months ended September 30,
		%of		%of
	2009	revenue	2008	revenue

Revenues:
Convergence solutions	$380,403	51%	$1,013,075	79%
Professional services	98,018	13%	45,125	3%
Support and maintenance	272,488	36%	230,303	18%

Total revenues	750,909	100%	1,288,503	100%

Cost of revenues:
Convergence solutions	123,366	16%	276,710	22%
Professional services	56,627	8%	42,500	3%
Support and maintenance	22,246	3%	24,250	2%

Total cost of revenues	202,239	27%	343,460	27%

Gross Profit	548,670	73%	945,043	73%

Operating expenses:
Sales and marketing	53,723	7%	301,043	23%
Software development	106,803	14%	226,875	18%
Engineering and support	73,112	10%	201,969	15%
General and administrative	193,476	26%	422,105	36%
Depreciation and amortization	(44,247)	(5%)	100,674	10%

Total operating expenses	384,867	52%	1,252,666	97%

Profit (loss) from operations	163,803	(22%)	(307,623)	(24%)

Other income (expense)
Interest income	7	—%	86	—%
Interest expense	(57,595)	(8%)	(50,117)	(8%)
Amortization of discount on convertible notes	—		(108,918)	(8%)
Charge for inducements related to stock issued to convertible note holders	—		(131,631)	(10%)

Total other income (expense)	(57,588)	(8%)	(209,580)	(22%)

Net Profit (loss)	$106,215	14%	$(598,203)	(46%)

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