Form 10-Q/A
period 2009-09-30
Cistera Networks, Inc.
filed 2010-04-22
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDED FORM 10-Q/A
Amendment No. 4

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

CISTERA NETWORKS, INC & SUBSIDIARY

EXPLANATORY NOTES

Amendment No. 4 to the Quarterly Report on Form 10-Q (the “Report”) for the fiscal quarter ended September 30, 2009 is filed for the purpose of amending the report as “not-reviewed”. On April 7th the SEC provided a letter of comment stating that the existing Independent Certified Accountant used to review the report is not a member of the PCOAB. Subsequently the Company appointed Robison, Hill & Company as the company’s independent accountants to review the report.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Restated
	September 30, 2009	March 31st, 2009
	(Unaudited) (Unreviewed)	(Audited)
Current assets
Cash and cash equivalents	$35,378	$1,493
Accounts receivable, net of allowance for doubtful accounts of $-0-	70,094	151,322
Inventory	91,658	124,656
Prepaid expenses	46,307	37,341
Total current assets	243,437	314,812

Property and equipment, net	252,722	324,217
Intangible assets, net	1,615,555	1,751,442
Total long-term assets	1,868,277	2,075,659

TOTAL ASSETS	$2,111,714	$2,390,471

Current liabilities
Accounts payable	518,058	517,052
Accrued liquidated damages — outside investors	—	177,402
Accrued liabilities	613,446	1,527,811
Deferred revenue	783,516	865,271
Convertible promissory notes and other notes payable, net of discount	976,427	976,427
Note payable	—	7,781
Total current liabilities	2,891,447	4,071,743

Accrued liquidated damages — outside investors	177,402	—
Litigation Reserve	650,000	—
Deferred Revenue	—	174,554
Other long-term liabilities	392,007	58,031
Total long-term liabilities	1,219,409	409,987

Total liabilities	4,110,856	4,304,328

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,423,410 shares issued and outstanding, Respectively	17,423	17,423
Additional paid-in capital	19,291,219	19,291,219
Accumulated deficit	(21,307,784)	(21,222,499)
Total stockholders’ deficit	(1,999,142)	(1,913,857)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,111,714	$2,390,471

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Unreviewed)

	Three months ended September 30,
	Restated
	2009	2008
Revenues
Convergence solutions	$380,403	$1,013,075
Professional services	98,018	45,125
Support and maintenance	272,488	230,303
Total revenues	750,909	1,288,503

Cost of revenues
Convergence solutions	123,366	276,710
Professional services	56,627	42,500
Support and maintenance	22,246	24,250
Total cost of revenues	202,239	343,460

Gross Profit	548,670	945,043

Operating expenses
Sales and marketing	53,723	301,043
Software development	106,803	226,875
Engineering and support	73,112	201,969
General and administrative	193,803	422,105
Depreciation and amortization	(44,247)	100,674
Total operating expenses	384,867	1,252,666

Income / (Loss) from operations	163,803	(307,623)

Other income (expense)
Interest income	—	—
Other income	7	86
Interest expense	(57,595)	(50,117)
Abandonment loss	—	—
Charge for inducements related to stock issued to convertible note holders	—	(131,631)
Amortization of discount on convertible notes — outside investors	—	(108,918)
Amortization of discount on convertible notes — related parties	—	—
Credit (charge) for estimated liquidated damages	—	—
Total other income (expense)	(57,588)	(290,580)

Net Income / (Loss)	$106,215	$(598,203)

Basic & diluted net income / (loss) per share	$0.01	$(0.03)

Weighted average shares outstanding — basic and diluted	17,423,410	17,274,687

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Unreviewed)

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

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — RESTATED
(Unreviewed)

					Additional		Total
	Preferred Stock		Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balances at June 30, 2009	—	—	17,423,410	$17,423	$19,291,219	$(21,415,190)	$(2,106,548)
Net income / (loss)						106,215	106,215
Balance Adjustment from June 30, 2009						1,190	1,190
Balances at September 30, 2009	—	$—	17,423,410	$17,423	$19,291,219	$(21,307,784)	$(1,999.142)

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Unreviewed)

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
(Unreviewed)

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
(Unreviewed)

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
(Unreviewed)

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
(Unreviewed)

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
(Unreviewed)

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

The November 2008 factoring agreement for Cistera states on page 1, item #3 —

Acceptance of Offer — Allied may accept Seller’s offer to sell Accounts . . . by either (i) paying the Purchase Price (less the Reserve). .. . (ii) by oral or written notice to Seller identifying the Accounts which appear on the Schedule that Allied is unwilling to purchase and paying the Purchase Price (less the Reserve) for the remaining accounts; and (xi) shall be evidenced by an invoice which has been issued to and received by the Account Debtor, and each such invoice shall have printed on the face thereof a statement notifying the Account Debtor that the invoice has been sold and assigned to Allied and is payable only to Allied . . .

Page 3 item #9 of Agreement, . .. .Invoice (x) shall be reflected on Seller’s books and records as having been transferred, sold and conveyed to Allied if Allied purchases such Accounts.

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
(Unreviewed)

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
(Unreviewed)

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
(Unreviewed)

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
(Unreviewed)

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
(Unreviewed)

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

CISTERA NETWORKS, INC.
Date: April 21, 2010	/s/ Gregory T. Royal
Gregory T. Royal
Chief Executive Officer and interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)