Form 10-Q/A
period 2009-12-31
Cistera Networks, Inc.
filed 2010-04-22
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDED FORM 10-Q
AMENDMENT 1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

CISTERA NETWORKS, INC & SUBSIDIARY

EXPLANATORY NOTES

Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Report”) for the fiscal quarter ended December 31, 2009 is filed for the purpose of amending the report as “not-reviewed”. On April 7th the SEC provided a letter of comment stating that the existing Independent Certified Accountant used to review the report is not a member of the PCOAB. Subsequently the Company appointed Robison, Hill & Company as the company’s independent accountants to review this report.

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
(Unreviewed)

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
(Unreviewed)

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
(Unreviewed)

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Professional Services Agreement between Cistera Networks Inc and Blue Kiwi Group Ltd.*
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press release dated February 16, 2010*

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