Form 10-K
period 2010-03-31
Cistera Networks, Inc.
filed 2010-07-14
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: March 31, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

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
[  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
[  ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes  [X] No

At July 14, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the quoted market price $.05 at which the common equity was sold as of was approximately  $ 901,130.

As of July 14, 2010, 18,022,605 shares of the Issuer's $.001 par value common stock were issued and outstanding.

(i)

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

BACKGROUND

Cistera Networks, Inc. (“we” or “the Company” or “Cistera”) was incorporated in Delaware on April 15, 1987, under the name of I.S.B.C. Corp.  The Company subsequently changed its name first to Coral Companies, Inc., and then to CNH Holdings Company.  Domicile was changed to Nevada in 1997.  The Company conducted an initial public and secondary offerings during the 1980's.  On June 15, 1998, the Company acquired Southport Environmental and Development, Inc.  This acquisition, however, was subsequently rescinded by agreement between the parties and made a formal order of the court effective April 19, 2000.  This order put the Company in the position that it occupied at June 14, 1998, as if none of the actions that had occurred from that time to the date of rescission had transpired.

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

On September 27, 2005, we changed our name to Cistera Networks, Inc.

On January 1st, 2010, Cistera Networks restructured the company around three core operating markets and channels. Cistera Federal Systems, Inc. provides sales and marketing for the US Federal Government market. Telmarine Communications, Inc. develops and markets public safety wireless communications solutions and Cistera Networks Inc, develops and markets solutions for the Cisco technology channels and partners.

BUSINESS OVERVIEW

We provide an Enterprise Application Server for Unified Communications that provides an advanced platform for the delivery of application services for predominately the public safety, healthcare and federal markets. We offer our solution sets predominately using a perpetual license and maintenance fee model although we have deployed solutions on a subscription model for large carriers.

In 2009 in response to a considerable deterioration of the global economy and the unified communications markets in particular, Cistera began to restructure the company and realign its business strategy towards “high value” markets and solutions and away from highly competitive low margin unified communications markets. With this in mind, the company has restructured into three divisions; Federal Systems, Commercial (including Healthcare) and Public Safety.

In 2007, we began efforts to offer our solution sets to the United States Federal Government. This market has unique compliance and procurement requirements particular in the area of security and scalability. For example, in order for the company to be eligible for Department of Defense contracts, our software products must meet strict security configurations and profiles. The company has invested considerable time and effort bringing the solution set into compliance and as a consequence has been successfully deployed by various agencies of the US Government including the Department of Defense. In December 2009, Cistera formed a wholly owned subsidiary, Cistera Federal Systems Inc, to meet the procurement requirements of the Government Services Agency and encapsulate the federal activities of Cistera.  It is the intention of the company to considerably increase the activity and investment in the Federal Marketplace through a combination of direct marketing and channel partner activity. We expect that over time this will significantly contribute to the overall success of the company.  As of March 31, 2010, there are no significant transactions for Cistera Federal.

In 2009 we began to offer our solution sets to the Healthcare markets, specifically in enabling business workflow and communications in hospitals and other medical facilities. Operational efficiency is a critical objective of healthcare providers. Cistera provides solutions that marshal resources in real-time with processes to allow timely resolution of key tasks. We have over the past year seen solid success in implementing our solution in large hospital systems in California, Texas and Florida and now have over 25 healthcare systems and providers using Cistera capability. It is the intention of the company to considerably increase the activity and investment in the Healthcare market through a combination of direct marketing and partnerships to enhance our value in this market. We expect that over time this will significantly contribute to the overall success of the company.

Cistera Networks has also believes that there are significant opportunities in the public safety market dominated by Federal, State and Local government customers, particularly Land Mobile Radio P.25 markets. In December 2009 Cistera Networks Inc incorporated a wholly owned subsidiary Telmarine Communications Inc to specifically focus on the development the market for Unified Communications for Land Mobile Radio. Cistera has sold the LMRConnect product line to Telmarine Communications. Telmarine is currently pursuing technology licensing agreements and relationships with third parties to grow the product offering for the public safety markets.

We began operations in May 2003, and first introduced our convergence solutions in September 2003.  We initially offered our solutions at discounted prices, to seed the market and to establish a reference-able customer base.  From May 2003 through June 2005, we staffed our operations, grew our reseller channel, built our infrastructure, created, marketed and delivered our solutions and obtained an initial base of commercial customers.  In April 2009 in response to the global recession and collapse of the unified communications market, Cistera restructured the company to reduce staff and overhead and focused the company on three key markets; Commercial, Federal and Public Safety.

Our revenues decreased from $3,714,272 in fiscal 2009 to $2,294,210 in fiscal 2010, an decrease of 38% primarily due the global recession, however the Company, as a result of restructuring, dramatically reduced losses from $4,628,117 in fiscal 2009 to $339,257 in fiscal 2010, a decrease of 93%. This has resulted in the Company achieving positive EBITDA from operations for the fiscal year end March 31, 2010.

Currently, we offer new and existing customers a variety of packaged applications and platform solutions for industry-specific requirements.  We market and sell our software and hardware solutions through a Value Added Reseller (VAR) channel.  To ensure growth scalability, our VAR channel is being trained to deliver professional services for standard installations, which we believe will allow us to focus on advanced professional services for complex high value implementations.
We rely heavily on recurring maintenance and support revenue as a core component of our business. Currently we enjoy annualized maintenance revenue of approximately $1,066,000 in recurring maintenance and support revenue and we expect this number to grow over time. We have over 600 customers using our products throughout North America and Europe and are aggressively pursuing opportunities to grow value within our existing customer base.

We also intend to increase our direct presence in the three key markets, Healthcare, Finance and Public Safety. These markets purchase technology solutions based on specific business needs and requirements. Cistera is building up its core business competency in these markets through Account and Product Management. We intend to invest heavily over the next few years in building out our market presence in these areas and develop core internal competencies both on the sales and research and development groups.

CURRENT ECONOMIC ENVIRONMENT

The global economy has without doubt been through one of the most difficult periods in memory. This significantly impacted the market for unified communications solutions and business investment overall. The Company was forced to respond to this market reality and has over the last year responded accordingly. However Cistera has taken this opportunity to reassess the business and the markets it participates in. Cistera Networks is approximately half-way through a restructuring plan designed to make the Company sustain-ably profitable and dominate in the strongest key markets we operate in. We believe that our products are ideally suited to Federal, Healthcare and Public Safety and continue to make strong headway in these markets. We enjoy higher revenue per customer and gross margins from these markets because we offer a higher value solution. We believe that this focus will continue the trending of our product mix toward the higher value in key markets as well as a strong emphasis on maintenance revenue will allow us to maintain strong profitability into the future.

We currently have 15 full time and no part time employees located predominately in North America.

REVERSE/FORWARD SPLIT

Effective May 13, 2009, the Company completed a reverse stock split of our common stock followed immediately by a forward stock split of our common stock (the "Reverse/Forward Stock Split").  As a result, we now have fewer than 300 stockholders of record, and are eligible to cease filing periodic reports with the Commission, and we intend to cease public registration and terminate the listing of our Common Stock on the OTC Bulletin Board. Once we cease public registration and terminate the listing of our Common Stock, we will not be required to provide our Stockholders with periodic or other reports regarding the Company, although we intend to continue to provide similar information through the Pink Sheets News Service.

We believe that any material benefit derived from continued registration under the Exchange Act is outweighed by the cost.  We have been unable to provide increased value to our stockholders as a public company, and particularly as a result of the increased cost and tangible and intangible burdens associated with being a public company following the passage of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), we do not believe that continuing our public company status is in the best interest of the Company or our stockholders.

We believe that the significant tangible and intangible costs of our being a public company are not justified because we have not been able to realize many of the benefits that publicly traded companies sometimes realize.  We do not believe that we are in a position to use our status as a public company to raise capital through sales of securities in a public offering, or otherwise to access the public markets to raise equity capital.  In addition, our common stock's extremely limited trading volume, stock price and public float have all but eliminated our ability to use our common stock as acquisition currency or to attract and retain employees.

Our status as a public company has not only failed to benefit our stockholders materially, but also, in the Company’s view, places an unnecessary financial burden on us.  That burden has only risen in recent years, since the enactment of the Sarbanes-Oxley Act.  As a public company, we incur direct costs associated with compliance with the Commission's filing and reporting requirements imposed on public companies.  To comply with the public company requirements, we incur an estimated $224,000 annually before taxes in related expenses.  Of these expenses, we anticipate that the deregistration of our shares will result in a reduction of approximately $198,000 in annual expenses as follows:

ESTIMATED FUTURE ANNUAL SAVINGS TO BE REALIZED IF THE COMPANY GOES PRIVATE

Accounting and Audit Fees	$38,000
Internal Control Compliance	$140,000
Stockholder Expenses	$5,000
Legal Fees	$15,000
Total	$198,000

The estimates set forth above are only estimates.  The actual savings that we may realize may be higher or lower than the estimates set forth above.  In light of our current size, opportunities and resources, the Board does not believe that such costs are justified.  Therefore, we believe that it is in our best interests and the best interests of our stockholders to eliminate the administrative, financial and additional accounting burdens associated with being a public company rather than continue to subject the Company to these burdens.
Default On Convertible Promissory Notes

Effective April 10, 2010, the Company was in default on approximately $1,365,901 of convertible promissory notes, including accrued interest related thereon. These notes were originally issued in the Company’s private placement that was consummated in April 2007. Interest on the notes, which was eight percent (8%) per annum, compounded quarterly, began to accrue at eighteen percent (18%) per annum until the notes are paid in full.
Effective December 27, 2008 the Company was currently in default on approximately $148,000 of convertible promissory notes and accrued interest related thereto issued in the Company’s private placement that occurred on December 29, 2006. The notes were due and payable on December 29, 2008. As a result of this default, interest on the notes, which was eight percent (8%) per annum, compounded quarterly, began to accrue at eighteen percent (18%) per annum until the notes are paid in full.

Resignation Of CEO

Effective April 30, 2009, Mr. Derek P. Downs resigned as President, Chief Executive Officer, acting Chief Financial Officer and director of the Company, andMr. Gregory T. Royal, became acting Chief Executive Officer and acting Chief Financial Officer of the Company.

INDUSTRY BACKGROUND

The term "unified communications" covers a range of technologies, including voice-over-IP (VoIP) and fax-over-IP services, which are carried over both the Internet and private IP-based networks.

Unified communications (UC) is the integration of real-time communication services such as instant messaging (chat), presence information, Telephony (including Unified communications), video conferencing, call control and speech recognition with non real-time communication services. UC is not a single product, but a set of products that provides a consistent unified user interface and user experience across multiple devices and media types. UC also refers to a trend to offer Business process integration, i.e. to simplify and integrate all forms of communications in view to optimize business processes and reduce the response time, manage flows and eliminate device and media dependencies.

Unified communications is very useful for knowledge workers, information workers, and service workers alike, many of whom may cross the lines between the three sectors on a daily or hourly basis, depending on the task and the client. With an increasingly mobile workforce, businesses are rarely centralized in one location. Unified communications facilitates this on-the-go, always-available style of communication.

A subsection of Unified communications is Communication Enabled Business Process (CEBP). The goal of CEBP is to optimize business process by reducing the human latency that exists within a process flow. For example, a mortgage approval process may be experiencing human latency because the person assigned to providing an approval is on vacation or busy working on something else. To reduce this latency, CEBP leverages Unified communications capabilities (i.e. UC services) by embedding them into the business process flow. The result is a more efficient, more automated closed-loop process; translating into significant ROI.

THE OPPORTUNITY FOR COMMUNICATION ENABLED BUSINESS PROCESSES

Traditionally communications infrastructure has remained separated from existing data networking infrastructure. In order to integrate the two systems together was expensive and time consuming limiting this integration effort to very high value business areas such as contact centers and trading floors. However within the last 3 years with the adoption of voice-over-ip systems that reside on the data network, there has been a significant growth in the integration of these two platforms. At the heart of this is the integration of communications into business processes significantly increasing operational capability.

Cistera offers powerful CEBP solutions through a rich, open software platform, applications and professional services capability. We have a suite of Unified communications and CEBP applications available as off the shelf, packaged solution sets for as well as a strong application configuration capability to provide custom solutions that meet unique business requirements in the healthcare, federal and public safety markets.

OUR STRATEGY

Our objective is to be the leading provider of communication enabled business process for the Federal Government, Healthcare and Public Safety markets. To achieve this objective, we are pursuing the following strategies:

Extend Our Product and Technological Leadership. We believe our solution provides some of the highest value unified communications solutions for business in the industry. This has been proven consistently throughout our markets and we successfully compete with lower-cost competitors and substitute products. We have increased our focus towards driving value into our three core markets and we continue to invest in enhancing value.

Expand Sales and Distribution Channels.  We intend to pursue a multi-channel distribution strategy by expanding our key relationships with system integrators, VARs, OEMs and distributors.  We intend to increase our presence directly in our key markets in order to engage customers at a higher level and are retaining sales people specifically to address these markets.

Capitalize on Our Professional Services Capabilities.  We have established what we believe to be highly successful relationships with customers and VARs by assisting them in designing, developing and deploying our convergence solutions.  Our professional services range from strategic and architectural planning to complete integration and deployment of our products.  We encourage our indirect channel partners to build out professional services practices to support the Cistera solutions by offering certification-training classes. We also work directly with mid-market and enterprise customers whose solution is large and complex. We are continuing to aggressively market to enterprise customers and the Federal Government directly and develop large-scale complex solutions.

Build a comprehensive annuity business. Because the telecommunications industry is predominately an annuity business, we intend to build out a platform and services offering that creates a sustainable annuity structure, consisting of the delivery of application services that are instrumental to customer’s communications processes.  Because of this value we have a strong maintenance and support business that has been growing at a significant rate for the past 3 years. We continue to develop in building a professional services business that leverages the over 600 customers who use Cistera solutions.

PRODUCTS

Our convergence products consist of application appliances—hardware and software combined to deliver a broad suite of feature-sets on a scalable architecture:
Hardware platforms. The Cistera platforms combine advanced software engines with hardware devices that have been optimized and in some cases, specifically designed to deliver the performance and scalability required for Unified communications application environments.

Þ
Cistera ConvergenceServer™ (CCS™) the foundation of a Cistera IPT solution is available in five form factors— the CCS 1500, the CCS 2500, the CCS 5500 and the CCS 7500 series are designed to support  “medium”, “large” and “service provider” performance requirements for specific customer locations.  The servers are rack-mountable, open standards-based hardware systems.

Þ
Cistera ZoneController™ (CZC™) and ZoneSpeak™ enables unified communications systems to work with existing or newly installed overhead speakers to create a unified paging system.  Cistera’s solution is the only one that supports simultaneous broadcasting to IP phones and speakers.

Cistera 1.9 Software Platform.  The Cistera 1.9 software platform is a component-based architecture that enables enhanced scalability and management of advanced unified communications applications.  This platform has built in business process management; rules engine and media control elements that combine together and configured to meet the needs of particular markets.

Quality Assurance and Management are systems that allow organizations to better respond to the needs of their customers and their partners. This solution enables organizations to build feedback loops by automating audit and compliance needs through recording and monitoring systems. Quality Assurance and Management Systems include recording, monitoring, screen capture, supervisory intervention and reporting tools that increase the organization’s ability to view and response to customer experiences.

The application engines include:

Þ
QuickRecord™ - is a robust unified communications compliance recorder and media management service designed to support those environments requiring reliable call recording functionality on an adhoc basis, using major unified communications platforms like Cisco’s Call Manager™.

Þ
QAMRecord™ Enterprise- is Cistera’s premier solution for large-scale contact centers. It provides a comprehensive solution for unified contact centers and builds on the functionality of Enhanced including tighter integration with Cisco Unified Contact Center (TM) and Cistera QuickConnect outbound dialer, remote desktop control as well as comprehensive dashboarding functionality

Þ
LMRRecord - is Cistera’s solution specifically designed to support Cisco’s IP Interoperable Communications Solutions.  Cistera is the first and only recording solution designed and certified for Cisco’s IPICS offering.  With this solution, customers can record all two-way radio, cell phone, and traditional analog systems in a single “talk group”.

Event Alerting and Notification - Event Alerting and Notification Solutions allow customers to use their unified communications Platform as the core to their alerting and notification strategy.  Emergency alert and notification solutions help organizations of all sizes communicate quickly and effectively during all types of incidents and challenges

Þ
RapidBroadcast™ Enterprise - Advanced, full-featured messaging service that links data and voice with your business’ communication devices. Instantly transmit text or voice messages or schedule pre-recorded broadcasts to your entire organization through IP phones or external overhead speakers. Easy to configure and administer, RapidBroadcast™, and the entire suite of Cistera Networks applications, is managed via a web-based interface. Features include Whisper, Intercom, paging, text messaging and numerous other features.

Þ
LMRConnect™ - Two-way radios are a communications cornerstone for public agencies, emergency operations and businesses around the world. However, until today, proprietary technology confined push-to-talk radios to their own networks—keeping them well-separated from convergence with unified communications. Recognizing the need to integrate, Cistera Networks has created the LandMobileRadio (LMR) Connect Application Engine—bringing two-way radios into the IPT network.

Þ
EANScheduler - Cistera provides a comprehensive solution for scheduled alerting and notification such as school bell ringing schedule. Using the popular RapidBroadcast Application Engine and the Cistera Convergence Server (CCS).

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

Our convergence solutions have been designed to interoperate seamlessly within network environments, by aligning with key industry standards.  There are occasions where integration with certain legacy platforms requires that our solutions interact with some proprietary protocols.  In these situations, our convergence solution works to maintain open protocols for the broad network functions, specifically Session Initiated Protocol (SIP) and for more traditional networks, using bridging technology into the IP network.

COMPETITION

Cistera competes with a number of companies that derive revenues from telecommunications budgets of Mid Market and Enterprise Businesses throughout the world and specifically those that compete for the capital budgets for customer premise equipment (CPE). Cistera earns 95% of its revenues currently from equipment purchased as part of a unified communications Infrastructure and more recently through VOIP based hosted service providers.  At the top end of our market we compete with more mature traditional solutions derived from digital phone systems and ported to unified communications. They have a more complete solution but we have been successful in positioning Cistera and indeed IP communications as technology shift that has the ability to more deeply integrate into existing business need.

We have a broad offering of functionality and services that we combine together on a platform to create compelling application services for our end users. Therefore we predominately compete with other companies that either (a) provide point solutions that compete with one aspect of our offering such as Nice Systems, Verint and others or  (b) compete with broader platforms solutions with similar offerings such as Interactive Intelligence, Aspect and Genesys. We also compete with vertical solutions such as Philips Emigen and others who have focused vertical solutions.  We expect this trend to continue as we focus on more high value vertical customers.

We also compete with potential substitute products that offer more basic and narrow functionality. These predominately Windows based solutions offer low value and cheap alternatives for price-sensitive markets such as education and contact centers. There are a number of these in the Cisco Partner channel. The Company has been successful in moving away from these price-sensitive markets and subsequently directed towards vertical high value solutions. The Department of Defense is a good example of this. Cistera is continuing to drive revenue towards high value markets.

ITEM 1A:  RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.
ITEM 2:  PROPERIES

Our corporate offices are located at 6509 Windcrest Drive, Plano, TX  75024.  We lease this office space, which contains approximately 9,767 rentable square feet, from GK II Plano, L.P.  Our rent under this lease is approximately $14,479 per month and the lease expires July 31, 2013.

Cistera Networks by mutual agreement with the owners has terminated the lease at 17304 Preston Road, Suite 975 Dallas, TX  75252 (Dominion Plaza) and settled all outstanding obligations.

ITEM 3:  LEGAL PROCEEDINGS

The Company and certain of its current and former officers and directors are defendants in litigation pending in Dallas, Texas, styled KINGDON R. HUGHES VS. GREGORY T. ROYAL, CYNTHIA A. GARR, JAMES T. MILLER, JR., CHARLES STIDHAM, CNH HOLDINGS COMPANY D/B/A CISTERA NETWORKS AND XBRIDGE SOFTWARE, INC.; Cause No. DV05-0600-G; G-134th District Court, Dallas County, Texas.  The plaintiff has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and XBridge in May 2003 and the acquisition of XBridge by the Company in May 2005.  The parties held a mediation conference in April 2006 and have come to an understanding with respect to the principal elements of a potential settlement. The Company is currently in the process of negotiating definitive settlement agreements. In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a contingent liability in the amount of $650,000 as of March 31, 2008 related to the outstanding litigation.  As of March 31st, 2010, the Company believes that this amount represents the best estimate of a potential settlement.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is presently traded in the over-the-counter market and is listed on the Pink Sheets maintained by the National Quotation Bureau, Inc., and on the Bulletin Board maintained by the maintained by the Financial Industry Regulatory Authority (formerly known as the National Association of Securities Dealers, Inc.), under the symbol CNWT. The following table sets forth the range of high and low bid quotations for the common stock during each calendar quarter beginning April 1, 2008, and ending March 31, 2010.  The figures have been rounded to the nearest whole cent.

	High	Low
June 30, 2008	$0.85	$0.63
September 30, 2008	$0.60	$0.16
December 31, 2008	$0.39	$0.22
March 31, 2009	$0.30	$0.06

June 30, 2009	$0.51	$0.51
September 30, 2009	$0.15	$0.06
December 31, 2009	$0.07	$0.04
March 31, 2010	$0.06	$0.06

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

RECORD HOLDERS

The number of shareholders of record of the Company's issued and outstanding common stock as of March 31, 2010 was approximately 207 post-split.  Registered holders include brokerage firms and clearinghouses holding our shares for their clientele, with each brokerage firm and clearinghouse considered as one holder.

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

In January of 2010, the Company issued 600,000 shares of common stock upon conversion of accrued interest and principal on a previously issued convertible notes with an aggregate principal of $183,000.  The amount of accrued interest converted was $52,800.  The principal and interest was converted at $0.393 per share.

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

OVERVIEW OF BUSINESS

According to industry analysts at Gartner, Inc., unified communications are the “direct result of convergence in communication networks and applications.” The term “unified communications” has also been defined in other ways, primarily the integration of productivity tools from the desktop into the network communications infrastructure. The convergence of voice and data communications, typically on IP networks leveraging open standards software platforms and integrated application suites, is a new standard for people, groups and organizations to communicate. However Cistera has been a leading developer of business process enablement through communications tools with over 600 customers from banks to airlines to the Department of Defense and NASA.

Business Process Automation and Communications-Based Process Automation

We believe business process automation will improve a company’s competitive position in the global marketplace and strengthen its foundation for growth. Our solutions have long taken an intelligence-based approach to automation, beginning with the ability to unify and integrate key public safety and customer contact process, and build on processes structured according to an organization’s business rules.

More recently and more specifically, Communications enabled business processes (“CEBP”) has combined these established communications automation practices with the automation of formal business processes, such as public safety and security, directory integration or quality assurance compliance reporting and auditing.  For the last four years Cistera has been leading the market for this communications-based approach to automating business and interaction processes with a full-featured process integration convergence solution.

Broader Integration to Business/Data Systems and End-User Devices

With the increasing emphasis on business processes, automation is essential to broadening the integration capability between a communications platform and business applications, information systems, databases, knowledge bases and where the employee works such as phone sets, headsets, hand-held devices, iPhones, iPads and notebook computers. Compared to traditional closed communications hardware systems and CTI, open standards solutions, such as SIP and XML, designed for IP networks and consisting of IP-based applications and industry-standard servers increase such integration capability to a wider range of business systems and low-cost IP devices for users across an organization. Cistera has been steadily increasing the reach and capability of it’s mobile solutions and continues to address the ability to reach process to the mobile end point. For example, Cistera recently integrated a large Floridian healthcare providers workflow into mobile devices to improve their responsiveness. Employess in real-time are notified of the status of security and property processes when and how they are needed.

Business Process Automation

Over the past five years the Company’s core convergence platform was designed as a platform to automate key processes and procedures for it’s customers. The core business rules engine forms the based of integrating communications end points and capability to create new and unique capability. While the Company initially focused on transitioning existing capability to VOIP, it became apparent over time that our communications-based approach to business process, such supporting engineering teams, or the integration of city field staff, lends itself to leveraging into virtually any industry looking to automate key business and interaction processes.

Of particular interest is that the Cistera Convergence Server can codify each step in the business process to reduce latency, improve efficiency, reliability and efficacy. In large part, business did not automate between communications infrastructure and data systems because of the cost and complexity. The Cistera CCS goes a long way to removing these barriers.

FISCAL YEAR

Our fiscal year ends on March 31.  References to fiscal 2010, for example, refer to the fiscal year ended March 31, 2010.

SOURCES OF REVENUES

We derive our revenues from three sources: (1) convergence solutions, which are comprised of software and hardware solutions; (2) professional services revenues, consisting primarily of installation, configuration, integration, training and VAR support services; and (3) support and maintenance, which is comprised of tiered technical support levels.  Convergence solutions revenues accounted for approximately 67% percent of total revenues during fiscal year 2009 and 43% percent of total revenues during fiscal year 2010.  Professional services revenues accounted for approximately 6% percent of total revenues during fiscal 2009 and 10% percent of total revenues during fiscal year 2010.

Revenues for our support and maintenance services made up approximately 27% percent of total revenues during fiscal 2009 and 47% percent of total revenues in fiscal 2010.

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

Research and Development

Research and development expenses consist primarily of salaries and related expenses, and allocated overhead.  We have historically focused our research and development efforts on increasing the functionality and enhancing the ease-of-use of our convergence platform and applications. Because of our open, scalable and secure component-based architecture, we are able to provide our customers with a solution based on a single version of our software application platform. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the future, research and development expenses will increase in absolute dollars as we support additional unified communications platforms, extend our solution offerings and develop new technologies.

Marketing and Sales

Marketing and sales expenses are typically one of our largest costs, accounting for approximately 30% of total revenues for fiscal 2009 and 8% of total revenues in fiscal 2010. The decrease in marketing and sales costs for fiscal year 2010 is indicative of the global economic downturn.  Marketing and sales expenses consist primarily of salaries and related expenses for our sales and marketing staff, including commissions; payments to VARs; marketing programs, which include advertising, events, corporate communications, public relations, and other brand building and product marketing expenses, and allocated overhead. The Company has made significant in-roads into lowering the sales and marketing cost per revenue dollar over the last year, however the Company recognizes that additional investment will need to be made in this area as the economy improves.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, and management information systems personnel, professional fees, other corporate expenses and allocated overhead. The Company has made a concerted effort to rely less on outside contractors and bring critical functions in house, particularly the accounting functions.

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

 Deferred revenue represents contracts for certain revenue to be recognized in the future from support and maintenance contracts as well as product sales and professional services that have been shipped and billed but not installed.  Support and maintenance contracts are executed on an annual basis and the revenue from these contracts is recognized over the life of the contracts.  Of the total deferred revenue shown as a current liability in the amount of $966,869, the deferred revenue for products and services was $301,106 as of March 31, 2010.  The remainder of current deferred revenue and the long-term deferred revenue of $665,763 relates to technical support and maintenance services.

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

Accounting for Sales Commissions

During fiscal year 2010, the Company adopted a sales commission plan that paid commissions at various target rates of the contract amount.  Commissions payable are accrued in the period that the customer accepts the product or service from the Company.  In fiscal year 2010, the Company amended the sales commission plan in order to provide a more comprehensive compensation structure to the sales organization.  Sales commissions are generally paid on sales meeting the criteria for sales commission payment in the subsequent accounting period.

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

Research and Development Expenditures

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

Results of Operations.

The following discussion should be read in conjunction with the consolidated statements of financial operations, in their entirety.

Overview of Results of Operations for: Fiscal 2010, Ended March 31, 2010, and Fiscal 2009, Ended March 31, 2009.

	For the Year Ended March 31,
	2010	% of rev	2009	% of rev
Revenues:
Convergence Solutions	$989,465	43%	$2,498,763	67%
Professional Services	238,510	10%	231,222	6%
Support and Maintenance	1,066,235	46%	984,287	27%
Total Revenues	2,294,210	100%	3,714,272	100%
Cost of Revenues:
Convergence Solutions	502,295	22%	657,507	18%
Professional Services	90,218	4%	209,680	6%
Support and Maintenance	36,000	1%	90,726	2%
Total Cost of revenues	628,513	27%	957,913	26%
Gross Profit	1,665,697	73%	2,756,359	74%
Expenses:
Sales and marketing	174,942	8%	1,112,375	30%
Software development	333,321	15%	823,040	22%
Engineering and support	278,804	12%	706,167	19%
General and administrative	780,523	34%	1,367,645	37%
Depreciation and amortization	169,964	7%	403,813	11%
Total expenses	1,737,554	76%	4,413,040	119%
Profit (Loss) from operations	(71,857)	(3%)	(1,656,681)	(45%)
Other income (expense)
Interest income	74	-	326	-
Interest expense	(237,371)	(10%)	(233,886)	(6%)
Charge for stock issued to convertible promissory note holders	-	-	(1.324,444)	(36%)
Amortization of discount on convertible notes	-	-	(1,434,353)	(39%)
Charge for estimated liquidated damages	-	-	10,921	-
Other income (expense)	(30,103)	(1%)	10,000	-
Total other income (expense)	(267,400)	(12%)	(2,971,436)	(81%)
Net loss	$(339,257)	(15%)	$(4,628,117)	(126%)
Basic & diluted net loss per share	$(.02)		$(0.30)
Weighted average shares outstanding – basic and diluted	17,570,550		15,390,029

Our revenues have decreased from $3,714,272 in fiscal 2009 to $2,294,210 in fiscal 2010, a reduction year-over-year of 38% on a recognized revenue basis. This was primarily due to the global recession beginning in 2008 that resulted in a significant number of new projects being cancelled or deferred. The Company relies on the business capital investment cycle that contracted significantly in 2010 resulting in a large reduction in new license revenue. However maintenance and renewal revenue increased year on year due to a strong value proposition within the existing customer base.

 Our gross profit during the fiscal year 2009 was $2,756,359 or approximately 74% of revenues.  Gross profit for fiscal year 2010 was $1,665,297 or approximately 73% of revenues. Cistera continues to provide strong Gross Margins.

Our operating loss for the fiscal year 2009 was $1,656,681 and for the fiscal year 2010 was $71,857, a reduction of 96% on the previous year. The reduction in expenses was as a result of a large restructuring effort in 2010 that reflected the significant economic downturn.

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

At March 31, 2010, we had cash and cash equivalents of $12,954.  Accounts receivable at March 31, 2010 were $188,983.

On March 31, 2010, the Company had $350,853 in Accounts Payable and Accrued Liabilities of $1,636,700.

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

ITEM 7A:  QUANTITIAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2010, we carried out an initial analysis, under the supervision and with the participation of our management, including our Chief Executive Officer (the “Certifying Officer”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K (“Annual Report”).

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

The SEC has extended the requirement date for non-accelerated filers of Section 404(b), the OUTSIDE AUDITOR'S attestation, from being required for years ending December 15, 2009 or later to June 15, 2010 or later. The Section 404(a) MANAGEMENT ASSESSMENT, however, is still in effect. This Annual Report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in the Registrant’s internal control over financial reporting during the year ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age, and position of each executive officer and director of the Company as of the period ending March 31, 2010:

Director's Name	Age	Position with Company

Greg T. Royal	44	Chairman, Chief Executive Officer, Chief Technology Officer and acting Chief Financial Officer.

James T Miller	50	President and Secretary.

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

Gregory T. Royal has served as Executive Vice President and Chief Technology Officer, and has been a member of the Board of Directors since May 2003. From April 2009, Mr Royal has served as Chief Executive Officer. Mr. Royal is the original founder of XBridge Software, and the inventor of the Convergence Server™ technology.  Mr. Royal has over 18 years of IT Sales, Marketing and Management experience in New Zealand, Australia and the United States.  He has held Senior Sales and Marketing positions at Sycom Office Equipment, Eagle Technology, Network General Corp. (NASDAQ:NETG) and Network Associates Inc (NASDAQ:NETA). Mr. Royal has system certification with Compaq, IBM, Novell and Hewlett Packard. He also has significant experience in designing and deploying large-scale IT systems including experience in Banking and Finance, Government, and Retail and Property Services.  Mr. Royal holds an MBA from Rushmore University. Mr Royal is also Chairman/CEO of Telmarine Communications Inc and Managing Director of Blue Kiwi Group Ltd.

James T Miller has served as President and Secretary of Cistera since December 2009. Prior to that Mr Miller served as Director Operations since 2005. Prior to Cistera Networks Jim served as President /CEO of T3, a technology systems integrator to large enterprise companies across varied industries such as aerospace, transportation and energy. Previous to T3, Jim served as CFO/COO for several application and network management solutions companies that provided outsourced data management solutions and technical consulting services for IBM and other F500 companies.  Jim has over 28 years of solid business experience and leadership with growing and developing growth stage companies. Mr Miller holds an MBA from University of Florida. Mr Miller is also Chairman/CEO of Cistera Federal Systems Inc.

BOARD COMPOSITION AND COMMITTEES

Our Board of Directors currently consists of one member, Gregory T. Royal.  We are planning to expand the number of members constituting our Board of Directors and will seek persons who are “independent” within the meaning of the rules and regulations of NASDAQ to fill vacancies created by any expansion.  Because of our current stage of development, we do not have any standing audit, nominating or compensation committees, or any committees performing similar functions.  The Board meets periodically throughout the year as necessity dictates.  No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

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

The Company understands that in order to attract executive management talent, it will need to offer competitive market salaries to senior management and board members. The Company intends at a later date to retain an independent compensation consultant to review executive compensation and advise the Company on the best course of action in order to attract the necessary capabilities.

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

With respect to the nominations process, the Board does not operate under a written charter, but under resolutions adopted by the Board of Directors.  The Board is responsible for reviewing and interviewing qualified candidates to serve on the Board, for making recommendations for nominations to fill vacancies on the Board, and for selecting the nominees for selection by the Company’s shareholders at each annual meeting.  The Board has not established specific minimum age, education, experience or skill requirements for potential directors.  The Board takes into account all factors they consider appropriate in fulfilling their responsibilities to identify and recommend individuals as director nominees.  Those factors may include, without limitation, the following: an individual’s business or professional experience, accomplishments, education, judgment, understanding of the business and the industry in which the Company operates, specific skills and talents, independence, time commitments, reputation, general business acumen and personal and professional integrity or character; the size and composition of the Board of Directors and the interaction of its members, in each case with respect to the needs of the Company and its shareholders; and regarding any individual who has served as a director of the Company, his or her past preparation for, attendance at, and participation in meetings and other activities of the Board of Directors or its committees and his or her overall contributions to the Board and the Company.

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

CODE OF ETHICS

Due to the current stage of the Company’s development, it has not yet developed a written code of ethics for its directors or executive officers.

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION
SUMMARY COMPENSATION TABLE

The following table sets forth, for our last two fiscal years, certain information concerning the compensation paid by the Company to our Chief Executive Officer and our other most highly paid executive officer who received in excess of $100,000 in compensation during these periods.

SUMMARY COMPENSATION TABLE
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

	Year					Non-Equity	Nonqualified Deferred	All Other
	Ended			Stock	Option	Incentive Plan	Compensation	Compen-
Name and	March	Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	31	($)	($)	($)	($)	($)	($)	($)	($)
James T Miller	2010	$136,603	-	-	-	-	-		$136,603
President			-	-	-	-	-
Greg T. Royal (1)	2010	$162,549	-	-	-		-		$162,549
CEO/Director	2009	$109,940	-	-	-	-	-		$109,940

(1) This amount includes deferred compensation not paid to Mr Royal of $64,733 for calendar year 2009.

There are no compensatory plans or arrangements with respect to any of our executive officers, which result or will result from the resignation, retirement or any other termination of such individual’s employment with us or from a change in control of the Company or a change in the individual’s responsibilities following a change in control.  No stock options, stock appreciation rights or other stock based incentives were awarded to any of our named executive officers during fiscal years 2009 and 2010.

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

None of our executive officers exercised options to purchase our common stock during fiscal 2007, 2008, 2009 or 201

DIRECTOR COMPENSATION

We do not currently pay our directors a fee for attending scheduled and special meetings of our board of directors.  We reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.  In the future we expect that we will offer compensation to attract the caliber of board members the Company is seeking, and intend at a later date to retain an independent compensation consultant to advise the best course of action.

ITEM 12:  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS PRINCIPAL SHAREHOLDERS

The following table sets forth information, as of July 14, 2010, concerning beneficial ownership of Common Stock, our only class of equity securities currently outstanding, by (i) the only persons known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock, (ii) all directors, (iii) all named executive officers and (iv) all directors and named executive officers as a group.

Title of	Name and Address	Nature and Amount
Class	Of Beneficial Owners	of Beneficial Ownership		Percent
Common	Gregory T. Royal(1)	1,396,159	(2)	7.75%

Common	Cynthia A. Garr 5935 Buffridge Trail Dallas TX 75252	1,330,191	(3)	7.38%

Common	Kingdon Hughes 16475 Dallas Pkwy, Suite 440 Addison, TX 75001	1,465,593	(4)	8.13%

Common	Roaring Fork Capital Management 5350 South Roslyn St., Suite 380 Greenwood Village, CO 80111	3,533,379	(5)	19.60%

All Officers and Directors as a Group		1,396,159		7.75%

*	Less than 1%

(1)
Mr. Royal is the Company’s only Director and its Chief Executive Officer, President and acting Chief Financial Officer. The business address for Mr. Royal is 6509 Windcrest Drive, Suite 160, Plano, Texas 75024.

(2)	Includes options to purchase 271,174 shares resulting from the post merger conversion of options to purchase shares of XBridge common stock that are presently exercisable.

(3)	Includes options to purchase 41,831 shares resulting from the post merger conversion of options to purchase shares of XBridge common stock that are presently exercisable.

(4)	Includes 189,822 shares subject to warrants that are presently exercisable.

(5)	Roaring Fork has a $200,000 note, currently convertible into 367,742 shares of common stock. These shares are included in the above number.

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

The following table summarizes our equity compensation plan information as of July 14, 2010.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans approved by security holders	-	-	2,000,000
Equity Compensation Plans not approved by security holders	558,163	$0.63	1,452,083
Total	558,163	$0.63	1,452,083

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

EQUITY COMPENSATION PLAN GRANTS APPROVED BY SECURITY HOLDERS.

On January 28th, 2010, our Board of Directors approved a long-term incentive plan (the “Plan”), under which we may issue compensation, including stock grants and stock options up to a maximum of 2,000,000 shares. On June 8, 2010 the Company received majority shareholder approval for the long-term incentive plan. The Company has not issued any stock options under this plan as at June 30, 2010.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On December 1, 2009, the Company entered into a professional services agreement with Blue Kiwi Group Ltd. This agreement provides for the services of Mr. Royal to act as Company Board Member and CEO of the Company. The consideration is $150,000 per annum for a period of two years. The agreement is attached as exhibit 10.4.

On December 9, 2009, the Company issued an Unsecured Promissory Note for $13,942.38 to Gregory Royal for unpaid expense claims for years 2008, 2009 and 2010. The note is for two (2) years at an interest rate of prime plus one and one half percent (1.5%) per annum.

On December 9, 2009, the Company issued an Unsecured Promissory Note for $64,733.76 to Gregory Royal for unpaid salary for calendar year 2009. Mr. Royal took voluntary partial salary deferral for that calendar period of approx forty percent (40%) of his salary. The note is for two (2) years at an interest rate of prime plus one and one half percent (1.5%) per annum.
None of our directors are independent, as defined by Rule 4200(a) (15) of the Nasdaq’s listing standards.

ITEM 14: PRINCIPAL ACCOUNTANT FEES & SERVICES

The following is a summary of the fees billed to us by Farmer, Fuqua & Huff PC for professional services rendered for the years ended March 31, 2010 and 2009:

Service	2010	2009
Audit Fees	$-	$55,000
Audit-Related Fees	2,000	-
Tax Fees		-
All Other Fees	-	-
Total	$2,000	$55,000

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Farmer, Fuqua & Huff PC in connection with statutory and regulatory filings or engagements.

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

Ex. Number                      Title of Document

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
10.1
Employment Agreement between Richard McDowell and Cistera Networks, Inc. dated as of March 12, 2008 (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.2
Waiver Agreement dated as of June 30, 2008, by and between Cistera Networks, Inc., and Roaring Fork Capital SBIC, LP. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2008)

10.3
Factoring Agreement dated as of November 19, 2008, by and between Allied Capital Partners, LP and Cistera Networks, Inc. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2008)

10.4
Professional Services Agreement between Blue Kiwi Group Ltd and Cistera Networks, Inc. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the Commission on February 16 2010.

10.5	Asset Sale and Purchase Agreement between Telmarine Communications Inc and Cistera Networks, Inc dated March 10 2010.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99-1	Press Release July 14, 2010

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CISTERA NETWORKS, INC.

Dated: 14 July 2010	By /S/ Gregory T Royal
Gregory T Royal
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14 day of July 2010.

Signatures	Title

/S/ Gregory T. Royal	CEO/President/Chief Technology
Gregory T. Royal	Officer and Director

Index to Financial Statements	Page

Report of Independent Registered Public Accountants	F – 2

Report of Independent Registered Public Accountants	F – 3

Consolidated Balance Sheet
March 31, 2010 and 2009	F - 4

Consolidated Statements of Operations for the
Years Ended March 31, 2010 and 2009	F - 5
Consolidated Statements of Stockholders' Equity for the
Years Ended March 31, 2010 and 2009	F - 6

Consolidated Statements of Cash Flows for the
Years Ended March 31, 2010 and 2009	F - 7

Notes to Consolidated Financial Statements	F - 9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Cistera Networks, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheet of Cistera Networks, Inc. and Subsidiaries as of March 31, 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cistera Networks, Inc. and Subsidiaries as of March 31, 2010 and the results of its operations and its cash flows for the year ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison, Hill & Co.__

Salt Lake City, Utah
July 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cistera Networks, Inc. & Subsidiary

We have audited the accompanying consolidated balance sheet of Cistera Networks, Inc. & Subsidiary as of March 31, 2009 and the related consolidated statement of operations, stockholders’ equity and cash flows for the year ended March 31, 2009.  Cistera Networks, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cistera Networks, Inc. and Subsidiary as of March 31, 2009, and the consolidated results of their operations and their cash flows for the years ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Farmer, Fuqua & Huff, P.C.
Plano, Texas
July 14, 2009

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	March 31,
	2010	2009
Current assets:
Cash and cash equivalents	$12,954	$1,493
Accounts receivable, net of allowance for doubtful accounts $-0-	188,983	151,322
Inventory	45,000	124,656
Prepaid expenses	113,565	37,341
Total current assets	360,502	314,812

Property and equipment, net	206,960	324,217
Intangible assets, net	1,479,667	1,751,442
Total long-term assets	1,686,627	2,075,659

TOTAL ASSETS	$2,047,129	$2,390,471

Current liabilities:
Accounts payable	$350,853	$517,052
Accrued liquidated damages – outside investors	177,402	177,402
Accrued liabilities	1,636,700	1,527,811
Deferred revenue	609,532	865,271
Related party payables	78,676	-
Note payable	-	7,781
Convertible promissory notes – outside investors, net of discount	793,426	976,426
Total current liabilities	3,646,589	4,071,743

Convertible promissory notes – outside investors, net of discount	-	-
Convertible promissory notes – related parties, net of discount	-	-
Deferred revenue	357,337	174,554
Other long-term liabilities	45,722	58,031
Total long-term liabilities	403,059	232,585

TOTAL LIABILITIES	4,049,648	4,304,328

Stockholders’ deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;	-	-
-0- shares issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares authorized;
18,022,605 and 17,422,605 shares issued and outstanding	18,023	17,423
Additional paid-in capital	19,541,214	19,291,219
Accumulated deficit	(21,561,756)	(21,222,499)
Total stockholders’ deficit	(2,002,519)	(1,913,857)

TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$2,047,129	$2,390,471

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2010	2009
Revenues
Convergence Solutions	$989,465	$2,498,763
Professional Services	238,510	231,222
Support and Maintenance	1,066,235	984,287
Total revenues	2,294,210	3,714,272

Cost of revenues
Convergence Solutions	502,295	657,507
Professional Services	90,218	209,680
Support and Maintenance	36,000	90,726
Total cost of revenues	628,513	957,913

Gross Profit	1,665,697	2,756,359

Expenses:
Sales and marketing	174,942	1,112,375
Software development	333,321	823,040
Engineering and support	278,804	706,167
General and administrative	780,523	1,367,645
Depreciation and amortization	169,964	403,813
Total expenses	1,737,554	4,413,040

Profit (Loss) from operations	(71,857)	(1,656,681)

Other income (expense)
Interest income	74	326
Interest expense	(237,371)	(233,886)
Amortization of discount on convertible notes – outside investors	-	(1,393,293)
Amortization of discount on convertible notes – related parties	-	(41,060)
Charge for inducements related to stock issued to convertible note holders	-	(1,324,444)
Charge for estimated liquidated damages – outside investors	-	10,921
Other income (expense)	(30,103)	10,000
Total other income (expense)	(267,400)	(2,971,436)

Net loss	$(339,257)	$(4,628,117)

Basic & diluted net loss per share	$(0.02)	$(0.30)

Weighted average shares outstanding – basic and diluted	17,570,550	15,390,029

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Capital	deficit	equity (deficit)

Balances at March 31, 2008	-	$-	8,820,192	$8,820	$13,764,517	$(16,594,382)	$(2,821,045)

Reduction of shares due to cancellation of
fractional shares from reverse/forward
stock split	-	-	(805)	-	-	-	-

Stock issued from the conversion of
convertible notes	-	-	6,175,857	6,176	3,280,940	-	3,287,116
Stock issued from the exercise of
Warrants			2,368,584	2,368	894,547	-	896,915
Stock issued for waiver of registration	-	-
rights payments			58,777	59	21,983	-	22,042
Inducement charges related to conversion of
convertible notes and exercise of warrants	-	-	-	-	1,302,403	-	1,302,403
Charge for issuance of warrants	-	-	-	-	26,829	-	26,829

Net loss						(4,628,117)	(4,628,117)
Balances at March 31, 2009	-	$-	17,422,605	17,423	$19,291,219	$(21,222,499)	$(1,913,857)

Stock issued from the conversion of
convertible notes	-	-	600,000	600	235,200	-	235,800
Accrued interest reclassified as to paid-in
capital related to converted notes	-	-	-	-	14,795	-	14,795

Net loss	-	-	-	-	-	(339,257)	(339,257)
Balances at March 31, 2010	-	$-	18,022,605	$18,023	$19,541,214	$(21,561,756)	$(2,002,519)

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(339,257)	$(4,628,117)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for inducement to convert debt to convertible promissory notes	-	1,324,443
Amortization of discount on convertible promissory notes – outside investors	-	1,393,293
Amortization of discount on convertible promissory notes – related parties	-	41,060
Charge (credit) for estimated liquidated damages – outside investors	-	(10,921)
Share-based compensation	-	26,829
Abandonment Loss	18,052	-
Depreciation and amortization	373,796	403,813
Changes in operating assets and liabilities:
Accounts receivable	(37,661)	72,734
Related party receivables	-	15,837
Inventory	79,656	17,940
Prepaid expenses	(76,224)	8,689
Accounts payable	(166,199)	95,844
Related party payables	78,676	(129,702)
Accrued sales commissions	-	(54,177)
Accrued interest	237,371	(136,956)
Other accrued liabilities	(60,856)	742,036
Deferred revenue	(72,956)	(157,566)
Other long-tem liabilities	(12,309)	41,832
Net cash used in operating activities	22,089	(933,088)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(2,847)	(55,479)
Net cash used in investing activities	(2,847)	(55,479)

CASH FLOWS FROM FINANCING ACTIVITIES:

(Increase)Decrease in restricted cash	-	50,000
Net proceeds from short-term advances	-	25,630
Net borrowings (payments) on line of credit	-	(17,503)
Net proceeds from exercise of warrants	-	843,604
Payments on convertible promissory notes and other loans	-	(36,678)
Payments on other notes payable and capital lease	(7,781)	-
Net cash provided by financing activities	(7,781)	865,053

Net increase (decrease) in cash and cash equivalents	11,461	(123,514)
Cash and cash equivalents at beginning of year	1,493	125,007
Cash and cash equivalents at end of year	12,954	$1,493

CISTERA NETWORKS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years ended March 31
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$19,598	$62,696
Income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued interest to
common stock	$235,800	$3,287,116
Conversion of accounts payable and other accrued liabilities to convertible
promissory notes	-	53,312
Conversion of other notes payable to common stock	-	-
Allocation of discount on convertible promissory notes to warrants	-	-
Conversion of accrued liabilities to common stock	-	45,364
Discount related to beneficial conversion feature on convertible promissory
Notes	-	-

OTHER NON-CASH TRANSACTIONS:

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

 On September 27, 2005, the Company changed its name from CNH Holdings Company to Cistera Networks, Inc.

In December 2009 the Company incorporated two wholly owned subsidiaries, Cistera Federal Systems, Inc. and Telmarine Communications, Inc. On March 10 2010, Cistera transferred the assets and intellectual property for the LMR Connect line of products into Telmarine Communications Inc.

 Nature of Operations

 Cistera Networks provides IP network-based application appliances and services that add features and enhanced functionality to the telecommunications services used by large enterprises, small and mid-sized organizations, both in the commercial and public sector.   Our software-based and hardware-based solutions are delivered on our open-architecture, component-based platform known as the Cistera ConvergenceServer™, which allows administrators to centrally manage advanced applications for Unified communications environments across large single-site and multi-site private voice/data networks.  Although the origins of the solution started back in 2000, we began operations in May 2003 as a public entity under the name of CNH Holdings Company.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements as of March 31, 2010 and 2009 and for the years ended March 31, 2010 and 2009 include the accounts of Cistera Networks, Inc. and its wholly-owned subsidiary XBridge Software, Inc.  XBridge Software, Inc. was acquired by the Company on May 27, 2005.

In December 2009 the Company incorporated two wholly owned subsidiaries, Cistera Federal Systems, Inc. and Telmarine Communications, Inc. On March 10 2010, Cistera transferred the assets and intellectual property for the LMR Connect line of products into Telmarine Communications Inc.

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

Accounts Receivable

Accounts receivable is comprised of the following at March 31, 2010 and 2009:

Receivables Assigned to Factor	$-	$125,402
Advances to (from) Factor	-	(70,570)
Fees, Expenses and Charges to Reserve	-	(792)

Amounts Due from Factor	-	54,040
Unfactored Accounts Receivable	188,983	97,282

Total Receivables	$188,983	$151,322

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

The Company assesses potential reserves against its accounts receivable by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customers’ current ability to pay their obligations to the Company and economic and industry conditions. Based on these factors, the Company has concluded that an allowance for doubtful accounts as of March 31, 2010 is not required.

As of March 31, 2010, the Company receives approximately 18% of its gross revenues from its top three re-sellers. This represents a decrease in concentration of business from the 37% reported for the year ended March 31, 2009.

The Company maintained a factoring facility with Allied Affiliated Funding (formerly Allied Capital Partners, L.P.) (“Allied”) for up to $1,500,000 of the Company’s customer accounts receivable. The facility allows for an advance rate up to 85.88% and initial factoring charges are 1.75% of the total accounts receivable balance. An additional funding agreement became effective in November of 2008 allowing for the factoring of support renewals at an advance rate of 50.88% and initial factoring charges of 1.75% of the total accounts receivable balance. Advances made by Allied are collateralized by the Company’s accounts receivable, chattel paper, general intangibles, supporting obligations, inventory and proceeds thereof. The term of the current agreements are for a period of two years with an automatic one year renewal thereafter.

On December 10, 2009, the factoring facility was terminated by mutual agreement. We believe that the cost of this facility outweighed the benefits to the Company.

Inventory

Inventory consists of equipment that has been purchased but not yet shipped, shipped but not yet installed, and equipment that has been returned to the Company because the customer has cancelled the project or there were problems with the hardware.  The inventory assets are recorded at the lower of cost or market. Cost is determined by the first-in, first-out method.

Liabilities

Accrued liabilities are comprised of the following at March 31, 2010 and 2009:

	2010	2009
Accrued expenses	$148,484	$82,924
Reserve for litigation contingency	650,000	650,000
Accrued compensation and payroll taxes	299,663	545,626
Accrued interest	395,075	225,330
Other	143,478	23,931

Total Accrued Liabilities	$1,636,700	$1,527,811

Other long-term liabilities are comprised of the following at March 31, 2010 and 2009:

Accrued interest	$—	$—
Deferred rent	45,722	58,031

Total Other Long-Term Liabilities	$45,722	$58,031

Revenue recognition

We recognize revenue when:
•	persuasive evidence of an arrangement exists,
•	delivery has occurred or services have been rendered,
•	the sales price is fixed or determinable, and
•	collect-ability of the resulting accounts receivable is reasonably assured.

The Company recognizes revenue from software, hardware and services once fully installed and implemented. This method of revenue reporting does not reflect all orders received and shipped during the reporting period, but only those orders received, shipped and completely installed within the reporting period.

The Company recognizes revenue according to ASC 985, formerly the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 97-2 (Software Revenue Recognition) as defined by paragraphs 07-14 in SOP 97-2 and as amended by SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions). This SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software (including computer hardware and support services).

Deferred revenue represents contracts for certain revenue to be recognized in the future from support and maintenance contracts as well as product sales and professional services which have been shipped and billed but not installed. Support and maintenance contracts are executed on an annual basis and the revenue from these contracts is recognized over the life of the contracts. Of the total deferred revenue shown as a current liability in the amount of $966,869, the deferred revenue for products and services was $301,106 as of March 31, 2010. The remainder of current deferred revenue and the long term deferred revenue of $665,762 related to technical support and maintenance services.

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

Accounting for Sales Commissions

During fiscal year 2008, the Company adopted a sales commission plan that paid commissions at a target rate of 3.75% of the contract amount. Commissions payable are accrued in the period that the customer accepts the product or service from the Company. In fiscal year 2009, the Company amended the sales commission plan in order to provide a more comprehensive compensation structure to the sales organization. Sales commissions are generally paid on sales meeting the criteria for sales commission payment in the subsequent accounting period. In fiscal 2010 the company made no changes to the sales commission structure.

Depreciation and Amortization

Property and equipment are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years. Property and equipment consisted of the following at March 31, 2010 and 2009:

	2010	2009
Computer Equipment	$241,899	$234,277
Trade Show Booth & Fixtures	15,637	15,637

Office Equipment	322,200	399,537
Leasehold Improvements	22,164	22,164

Property held under capital leases	-	10,205

Less accumulated depreciation	(394,941)	(357,603)

Total	$206,960	$324,217

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon is eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income or expense.

Total depreciation expense for the years ended March 31, 2010 and 2009 was $102,020 and $132,037, respectively.

Long Term Investments

On March 10, 2010, Cistera Networks sold the intellectual property and assets for the Land Mobile Radio product range to wholly owned subsidiary Telmarine Communications, Inc. for the sum of $300,000, in exchange for 300,000 shares  of common stock, which was 100% of the outstanding stock in Telmarine.   The purchase contract is attached to this Report as Exhibit 10.5.  All significant intercompany balances and transactions have been eliminated.

Intangible Assets

The Company has adopted ASC 350 (formerly the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”).  ASC 350 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, ASC 350 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in ASC 350. Intangible Assets consisted of the following at March 31, 2010 and 2009:

Intangible Asset	2010	2009	Amortization Period
Intellectual Property	$2,717,755	$2,717,755	10 Years
Software Development	366,040	366,040	4 Years
Less accumulated amortization	(1,604,128)	(1,332,353)

Total	$1,479,667	$1,751,442

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

Total amortization expense for the fiscal years ended March 31, 2009 were $271,776 and 2010 were $271,776.

The estimated amortization for the next five years is as follows:

2011	$271,776
2012	271,776
2013	271,776
2014	271,776
2015	271,776

Total	$1,358,880

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

Loss per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common stock equivalents. The Company had approximately 6.6 million and 6.6 million potentially dilutive common stock equivalents (in the form of stock options and stock purchase warrants) outstanding as of March 31, 2010 and 2009, respectively. These potentially dilutive common stock equivalents have been excluded from the diluted share calculations for the years ended March 31, 2010 and 2009, respectively, as they were non-dilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

Reclassifications

Certain reclassifications have been made in the 2009 financial statements to conform to the 2010 presentation.

Stock Options

Effective April 1, 2006, the Company adopted the provisions of ASC 718 and 505 (formerly SFAS No. 123(R). “Share-based payment” (“SFAS 123R”)), applying the modified prospective method. ASC 718 and 505 requires all equity-based payments to employees to be recognized in the Consolidated Statements of Operations at the fair value of the award on the grant date. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of all stock options granted by the Company are determined using the Black-Scholes model (“BS Model”).

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including accounts payable and accrued liabilities at March 31, 2010 approximates their fair values due to the short-term nature of these financial instruments.

Recently Issued Accounting Pronouncements

In April 2009, the FASB updated ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The implementation of ASC 820 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 825 regarding interim disclosures about fair value of financial instruments.  ASC 825 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The implementation of ASC 825 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 320 for proper recognition and presentation of other-than-temporary impairments.  ASC 320 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The implementation of ASC 320 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB created the Accounting Standards Codification, which is codified as ASC 105.  ASC 105 establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework.  All other literature that is not part of the codification will be considered non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  The Company has applied the codification, as required, beginning with the 2009 Form 10-K.  The adoption of the codification did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this update will have on its Financial Statements.

NOTE 3 — FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with US GAAP , which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the years ended March 31, 2010 and 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and the net loss of $4.6 million for the year ended March 31, 2009, which included non-cash charges of $1.4 and 1.5 million related to amortization of discounts associated with our sale and issuance of Senior Unsecured Convertible Promissory Notes in the fiscal years 2009 and 2008 (the “PP2 Notes”) and negative working capital (current liabilities in excess of current assets) of $2 million and $2 million as of March 31, 2010 and 2009.

Accordingly, as of March 31, 2010, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and maintain our ability to be profitable in our future operations through generating higher revenues or lowering operating costs, or a combination of the two.

The Company maintained a factoring facility with Allied Affiliated Funding (formerly Allied Capital Partners, L.P.) (“Allied”) for up to $1,500,000 of the Company’s customer accounts receivable. The facility allows for an advance rate up to 85.88% and initial factoring charges are 1.75% of the total accounts receivable balance. An additional funding agreement became effective in November of 2008 allowing for the factoring of support renewals at an advance rate of 50.88% and initial factoring charges of 1.75% of the total accounts receivable balance. Advances made by Allied are collateralized by the Company’s accounts receivable, chattel paper, general intangibles, supporting obligations, inventory and proceeds thereof. The term of the current agreements are for a period of two years with an automatic one year renewal thereafter.

On December 10, 2009, the factoring facility was terminated by mutual agreement. We believe that the cost of this facility outweighed the benefits to the Company.

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

NOTE 4 - DEBT

As of March 31, 2010, the Company had $793,426 of principal, accrued interest of $395,075 and accrued liquidated damages of $177,402 outstanding on its PP1 Notes and PP2 Notes.  The PP1 Notes bear interest at an annual rate of 8%, compounded quarterly.  The December PP2 Notes and the April PP2 Notes bear interest at an annual rate of 18%, compounded quarterly.

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

During the quarter ended September 30, 2007, the Company elected to compensate PP1 Note holders who had opted to convert debt into shares of common stock, which remained unregistered with the SEC as of the date the PP1 Notes became due and payable on December 13, 2006.  The amount offered to, and accepted by, the shareholders was $135,825, payable in the form of additional shares of common stock.  In August 2007, the company recorded a charge and liability for the impending issuance of this stock.  On January 11, 2008, the Company issued 134,462 shares of common stock at the agreed upon conversion rate of $1.01, and paid $19 in cash for fractional shares in settlement of this liability.  At March 31, 2010, there was $51,850 of principal and $40,119 of interest due on the PP1 Notes.

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

At March 31, 2010, there was $741,576 of principal, accrued interest of $354,955 and accrued liquidated damages of $177,402 outstanding on its PP2 Notes.

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

The Company accounted for the reduction in the conversion prices of the PP2 Notes under the STIIP in accordance with ASC 470 (formerly FASB Statement No. 84, “Induced Conversions of Convertible Debt an amendment of APB Opinion No. 26” (“SFAS 84”)).  Accordingly, the Company calculated and recorded an inducement charge and a corresponding credit to additional paid-in capital in the June 30, 2008 quarter in the amount of $931,893 for the fair value of common stock issued based on the reduced price in excess of the fair value of the common stock issuable pursuant to the original conversion price.

The Company accounted for the reduction in the exercise price of the PP1 and PP2 Warrants exercised under the STIIP in accordance with the guidance in ASC 718 and 505 (formerly SFAS 123(R), “Share-based payment” (“SFAS 123R”) and FASB Staff Position No. FSP FAS 123(R)-6, “Technical Corrections of FASB Statement No. 123(R)”) for a modification due to a short-term inducement.  Accordingly, the Company recorded a charge and a corresponding credit to additional paid-in capital in the June 30, 2008 quarter in the amount of $202,743 for the difference between the fair value of the PP1 and PP2 Warrants immediately before and after the modification multiplied by the number of PP1 and PP2 Warrants that were exercised during the Conversion Period of the STIIP.  The fair value of the PP1 and PP2 Warrants were calculated using the Black-Scholes model. The total non-cash charge recorded for the inducement on the PP2 Notes and the reduction in exercise price on the PP1 and PP2 Warrants was $1,134,216.

Registration payment arrangements

Effective April 1, 2007, the Company adopted ASC 815 (formerly FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”)), which was applicable to the accounting for the liquidated damages on the PP2 Notes.  Upon adoption, the Company recorded a cumulative effect of an accounting change entry (i.e., a charge to the beginning balance of the accumulated deficit) as of April 1, 2007 for the combination of:  1) the reclassification of the Warrants from derivative liabilities to equity securities (based on the criteria as outlined under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”)), and 2) a contingent liability for probable future payment of liquidated damages (based on the Company’s best estimate as of the date of adoption, which was through March 31, 2008).  The amount of the contingent liability recorded was approximately $289,000.  The difference between the Warrants as measured on the date of adoption of FSP EITF 00-19 and their original recorded value was approximately $466,000, and, as stated above, was included in the charge to the beginning balance of the accumulated deficit.  The total cumulative effect of this accounting change was $755,000.

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

The Company’s total debt as of March 31, 2010, all of which is current, is as follows:

PP1 and PP2 Notes:
Principal	$793,426
Accrued interest	395,074
Accrued estimated liquidated damages	177,402
1,365,902
Less: unamortized discount	0
1,365,902

Other notes payable	78,676
Total	$1,444,577

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company currently leases 9,767 square feet of office space at 6509 Windcrest Drive, Suite 160, Plano, Texas, 75024 from GKII Plano, L.P..  The lease payments are $14,479 per month and the lease expires July 13, 2013.  This office space is used as the Corporate Headquarters.

The minimum future lease payments under this lease for the next five years are:

April 1, 2010 - March 31, 2011	181,888
April 1, 2011 – March 31, 2012	186,764
April 1, 2012 - March 31, 2013	191,644
April 1, 2013 - March 31, 2014	196,536
April 1, 2014 - March 31, 2015	-
Total minimum future lease payments	$756,832

Litigation

The Company and certain of its current and former officers and directors are defendants in litigation pending in Dallas, Texas, styled KINGDON R. HUGHES VS. GREGORY T. ROYAL, CYNTHIA A. GARR, JAMES T. MILLER, JR., CHARLES STIDHAM, CNH HOLDINGS COMPANY D/B/A CISTERA NETWORKS AND XBRIDGE SOFTWARE, INC.; Cause No. DV05-0600-G; G-134th District Court, Dallas County, Texas.  The plaintiff has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and XBridge in May 2003 and the acquisition of XBridge by the Company in May 2005.  The parties held a mediation conference in April 2006 and have come to an understanding with respect to the principal elements of a potential settlement. The Company is currently in the process of negotiating definitive settlement agreements. In accordance with ASC 450 (formerly SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”)), we recorded a contingent liability in the amount of $650,000 as of March 31, 2008 related to the outstanding litigation.  As of March 31st, 2010, the Company believes that this amount represents the best estimate of a potential settlement.

NOTE 6 - INCOME TAXES

As of March 31, 2010, the Company had net operating loss carryforwards available to offset future federal income tax of approximately $16.8 million.  Such carry-forwards expire between fiscal year 2009 and fiscal year 2029.  Under the Tax reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances.  Events that may cause changes in the Company’s tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.  Therefore, the amount available to offset future taxable income may be limited.  The Company carries a deferred tax valuation allowance equal to 100% of total deferred assets. In recording this allowance, management has considered a number of factors, but chiefly, the Company’s recent history of sustained operating losses. Management has concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

	March 31,
Net deferred tax assets	2010	2009
Net operating loss carry-forwards	$5,712,000	$5,603,178
Valuation allowance	(5,712,000)	(5,603,178)
	$-	$-

The provision benefit for income taxes differs from the amount computed using the U.S. federal statutory income tax rate as follows:

	March 31,
	2010	2009
Income tax benefit at federal statutory rate	$108,822	$1,573,560

Less Non-deductible items
Charge for stock issued to convertible note holders	-	(516,533)
	-	(516,533)
Change in valuation allowance	(108,822)	(1,057,027)
Income tax benefit	$-	$-

Effective April 1, 2007, the Company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”)).  ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The adoption of the provisions of FIN 48 did not have a material impact on the Company’s condensed consolidated financial position and results of operations.  At April 1, 2007, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest Expense, net” in the accompanying consolidated statements of operations.  Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses.”  The Company recognized $0 of interest expense related to unrecognized tax benefits for the years ended March 31, 2010 and 2009.  In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.  With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2006.  The following describes the open tax years, by major tax jurisdiction, as of March 31, 2010:

United States (a)                           2006 – Present

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

In January of 2010, the Company issued 600,00 shares of common stock upon conversion of accrued interest and principal on a previously issued convertible notes with an aggregate principal of $183,000.  The amount of accrued interest converted was $52,800.  The principal and interest was converted at $0.393 per share.  As part of this transaction, the remaining accrued interest of $14,795 due on these notes was reclassified as paid-in capital.

On May 13, 2010, the Company completed a reverse/forward stock split that resulted in the cancellation of 805 fractional shares (see Note 10).  The stock split reduced the number of shares outstanding from 18,023,410 to 18,022,605.  All references to common stock in the financial statements have been changed to reflect the stock split.

NOTE 8 - STOCK OPTIONS AND STOCK PURCHASE WARRANTS

On January 9, 2004, our board of directors approved a long-term incentive plan (the “Plan”), under which we may issue compensation, including stock grants and stock options.  The Plan allows for the issuance of up to 2,000,000 shares of the Company’s common stock and has not yet been approved by our stockholders.

On April 1, 2006, the Company adopted ASC 718 and 505 (formerly SFAS 123R) under the “modified prospective application.” ASC 718 and 505 requires all equity-based payments to employees to be recognized in the Consolidated Statements of Operations and Comprehensive Income at the fair value of the award on the grant date. Under the modified prospective application, the Company was required to record equity-based compensation cost for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company used the BSM model for determining the fair values of all stock options granted prior to the adoption of ASC 718 and 505 and continues to use this pricing model for all share-based awards issued or modified on or after adoption of ASC 718 and 505.  The Company did not issue any stock options during the years ended March 31, 2010, 2009 and 2008, respectively.

On January 28, 2010, our board of directors approved a long-term incentive plan (the “Plan”), under which we may issue compensation, including stock grants and stock options.  The Plan allows for the issuance of up to 2,000,000 shares of the Company’s common stock. This has been approved by a majority of the shareholders.
For the years ended March 31, 2010 and 2009, the share-based compensation was $-0-.

The following table sets forth the Company’s stock options outstanding as of March 31, 2010 and 2009 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding, March 31, 2008	1,257,917	1.39
Granted	-	-
Exercised	-	-		-
Forfeited/expired	80,000	1.25

Vested and exercisable at March 31, 2009	1,177,917	1.40	0.00	$0
Forfeited/expired	700,000 313,005 70,000	2.00 0.46 1.10
Vested and exercisable at March 31, 2010	94,912	0.26	0.00	$0

The total fair value of shares vested during the years ended March 31, 2010 and 2009 was $0 and  $0. respectively.

The following table sets forth the Company’s investor stock purchase warrants outstanding as of March 31, 2009 and 2008 and activity for the years then ended:

Shares

Outstanding, March 31, 2008	4,678,800
Granted	175,596
Exercised	(507,675)
Forfeited/expired	-

Outstanding, March 31, 2009	4,346,721

Granted	-
Exercised	-
Forfeited/expired	-

Outstanding, March 31, 2010	4,346,721

NOTE 9 - RELATED PARTY TRANSACTIONS

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

On December 4, 2008, an employee advanced the Company $25,000 for the period through December 31, 2008.  In consideration for this advance, the Company issued to the employee 25,000 common stock purchase warrants that were immediately exercisable at $0.40 per share and have a five-year life.  The Company calculated the fair value of the warrants using the Black-Scholes model and recorded a charge in the amount $4,100 for the December 2008 quarter.  As of December 31, 2008, the entire obligation remained outstanding and began to accrue interest at 8% per annum.  The obligation is due upon demand.  During the year ended March 31, 2010, this obligation was paid in full.

On December 1, 2009, the Company entered into a professional services agreement with Blue Kiwi Group Ltd. This agreement provides for the services of Mr Royal to act as Company Board Member and CEO of the Company. The consideration is $150,000 per annum for a period of two years. The agreement is attached as exhibit 10.4.

On December 9, 2009, the Company issued an Unsecured Promissory Note for $13,942.38 to Gregory Royal being unpaid expense claims for years 2008, 2009 and 2010. The note is for two (2) years at an interest rate of prime plus one and one half percent (1.5%) per annum.

On December 9, 2009, the Company issued an Unsecured Promissory Note for $64,733.76 to Gregory Royal being unpaid portion of salary for calendar year 2009. Mr. Royal took voluntary partial salary deferral for that calendar period of approx forty percent (40%) of his salary. The note is for two (2) years at an interest rate of prime plus one and one half percent (1.5%) per annum.

NOTE 10 – REVERSE/FORWARD SPLIT

Effective May 13, 2009, the Company completed a reverse stock split of our common stock followed immediately by a forward stock split of our common stock (the "Reverse/Forward Stock Split").  As a result of the Reverse/Forward Stock Split, stockholders owning fewer than 3 shares of our common stock will be cashed out at a price of $.14 per share, and the holdings of all other stockholders will remain unchanged.

NOTE 11 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after March 31, 2010, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through July 14, 2010, which is the date on which the financial statements were issued.  The Company has concluded that there are no significant or material transactions to be reported for the period from April 1, 2010 to July 14, 2010, other than what was reported above.