Form 10-Q/A
period 2009-09-30
Cistera Networks, Inc.
filed 2010-07-16
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDED FORM 10-Q
AMENDMENT 5
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

CISTERA NETWORKS, INC & SUBSIDIARY

EXPLANATORY NOTES

Amendment No. 5 to the Quarterly Report on Form 10-Q (the “Report”) for the fiscal quarter ended September 30, 2009 is filed for the purpose of amending the report as “reviewed” by Robison, Hill and Company.

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

ASC FASB 250-10-50-8 Disclosure

There was a mistake in the payroll accrual account that resulted in a positive $341,509 dating back to April 2009. The accrual error was caused and dated by duplicate entries to that accrual dating from and solely to April 2009 through June 30, 2009. This has reduced the net income for quarter ended 30th September 2009 from $342,500 to $106,215. For quarter ending 30th June 2009 the loss has been reduced from $ 428,975 to $ 192,691.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited) Restated September 30, 2009	March 31st, 2009 (Audited)
Current assets
Cash and cash equivalents	$35,378	$1,493
Accounts receivable, net of allowance for doubtful accounts of $-0-	70,094	151,322
Inventory	91,658	124,656
Prepaid expenses	46,307	37,341
Total current assets	243,437	314,812

Property and equipment, net	252,722	324,217
Intangible assets, net	1,615,555	1,751,442
Total long-term assets	1,868,277	2,075,659

TOTAL ASSETS	$2,111,714	$2,390,471

Current liabilities
Accounts payable	518,058	517,052
Accrued liquidated damages – outside investors		177,402
Accrued liabilities	613,446	1,527,811
Deferred revenue	783,516	865,271
Convertible promissory notes and other notes payable, net of discount	976,427	976,427
Note payable	-	7,781
Total current liabilities	2,891,447	4,071,743

Accrued liquidated damages – outside investors	177,402	-
Litigation Reserve	650,000	-
Deferred Revenue	-	174,554
Other long-term liabilities	392,007	58,031
Total long-term liabilities	1,219,409	409,987

Total liabilities	4,110,856	4,304,328

Commitments and contingencies (Note 4)

Stockholders' deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,423,410 shares issued and outstanding, Respectively	17,423	17,423
Additional paid-in capital	19,291,219	19,291,219
Accumulated deficit	(21,307,784)	(21,222,499)
Total stockholders' deficit	(1,999,142)	(1,913,857)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,111,714	$2,390,471

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	Restated 2009	2008

Revenues
Convergence solutions	$380,403	$1,013,075
Professional services	98,018	45,125
Support and maintenance	272,488	230,303
Total revenues	750,909	1,288,503

Cost of revenues
Convergence solutions	123,366	276,710
Professional services	56,627	42,500
Support and maintenance	22,246	24,250
Total cost of revenues	202,239	343,460

Gross Profit	548,670	945,043

Operating expenses
Sales and marketing	53,723	301,043
Software development	106,803	226,875
Engineering and support	73,112	201,969
General and administrative	193,803	422,105
Depreciation and amortization	(44,247)	100,674
Total operating expenses	384,867	1,252,666

Income / (Loss) from operations	163,803	(307,623)

Other income (expense)
Interest income	-	-
Other income	7	86
Interest expense	(57,595)	(50,117)
Abandonment loss		-
Charge for inducements related to stock issued to convertible note holders	-	(131,631)
Amortization of discount on convertible notes – outside investors	-	(108,918)
Amortization of discount on convertible notes – related parties	-	-
Credit (charge) for estimated liquidated damages	-	-
Total other income (expense)	(57,588)	(290,580)

Net Income / (Loss)	$106,215	$(598,203)

Basic & diluted net income / (loss) per share	$0.01	$(0.03)

Weighted average shares outstanding – basic and diluted	17,423,410	17,274,687

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended September 30,
	2009	2008

Revenues
Convergence solutions	$568,481	$1,535,468
Professional services	134,586	105,833
Support and maintenance	505,808	447,762
Total revenues	1,208,875	2,089,063

Cost of revenues
Convergence solutions	226,379	409,742
Professional services	104,345	93,000
Support and maintenance	40,246	47,434
Total cost of revenues	370,970	550,176

Gross Profit	837,905	1,538,887

Operating expenses
Sales and marketing	113,220	580,472
Software development	136,235	423,333
Engineering and support	140,905	406,400
General and administrative	344,248	760,617
Depreciation and amortization	53,413	198,830
Total operating expenses	788,021	2,369,652

Income / (loss) from operations	49,884	(830,765)

Other income (expense)
Interest income	-	168
Other income	63
Interest expense	(124,629)	(147,809)
Abandonment loss	(15,815)	-
Charge for inducements related to stock issued to convertible note holders	-	(1,324,444)
Amortization of discount on convertible notes – outside investors	-	(1,188,855)
Amortization of discount on convertible notes – related parties	-	(41,060)
Credit (charge) for estimated liquidated damages	-	11,299
Total other income (expense)	(140,381)	(2,690,701)

Net loss	$(90,497)	(3,521,466)

Basic & diluted net loss per share	$(0.00)	$(0.26)

Weighted average shares outstanding – basic and diluted	17,423,410	13,369,365

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - RESTATED

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount

Balances at June 30, 2009 (unaudited)	-	-	17,423,410	$17,423	$19,291,219	$(21,415,190)	$(2,106,548)
Net income / (loss)						106,215	106,215
Balance Adjustment from June 30,2009						1,190	1,190
Balances at September 30, 2009 (unaudited)	-	$-	17,423,410	$17,423	$19,291,219	$(21,307,784)	$(1,999.142)

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,497)	$(3,521,466)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for inducement to convert debt to convertible promissory notes	-	1,324,444
Charge (credit) for liquidated damages	-	(11,299)
Charge for stock issued for waiver of registration rights payments		1,188,855
Amortization of discount on convertible promissory notes	-	41,060
Abandonment loss	15,815	-
Gain on disposition of assets	3,149	-
Depreciation and amortization	53,414	198,830
Changes in operating assets and liabilities:
Accounts receivable	81,228	118,172
Inventory	32,998	(12,488)
Prepaid expenses	8,966	(17,587)
Accounts payable	1,006	(100,828)
Accrued liabilities	(231,973)	25,997
Deferred revenue	(256,309)	(46,249)
Other long-term liabilities	333,976	45,378
Net cash provided by (used) in operating activities	42,270	(767,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	-	(64,261)
Net cash used in investing activities	-	(64,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash		50,000
Net borrowings (payments) on line of credit		(17,503)
Net proceeds from short-term advances	-
Net proceeds from exercise of warrants	-	843,604
Payments on convertible promissory notes and other loans	-	(14,938)
Payments on other notes payable and capital lease	(8,386)	-
Net cash provided by (used) financing activities	(8,386)	861,163

Net increase in cash and cash equivalents	33,884	29,721
Cash and cash equivalents at beginning of period	1,493	125,007
Cash and cash equivalents at end of period	$35,377	$154,728

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six months ended September 30
	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$8,435	$38,982
Income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued interest and accrued liquidated damages to common stock	$-	$3,287,116
Conversion of accounts payable and other accrued liabilities to convertible promissory notes
Conversion of accrued liabilities to common stock	-	53,312
Transfer of inventory to equipment	-	20,399

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

Balance Sheet Accounts

Accounts receivable are comprised of the following:

	September 30, 2009	March 31, 2009

Receivables assigned to factor	$215,079	$125,402
Advances to (from) factor	(186,299)	(70,570)
Fees, expenses and charges to reserve	(12,810)	(792)
Amounts due from reserve account	4,293	-
Amounts due from factor	20,263	54,040

Non-factored Accounts Receivable	49,831	97,282
Total accounts receivable	$70,094	$151,322

Accrued liabilities are comprised of the following:

	September 30, 2009	March 31, 2009

Accrued expenses	$80,350	$82,924
Reserve for litigation contingency	-	650,000
Accrued compensation and payroll taxes	272,767	545,626
Accrued Interest	-	225,330
Customer Deposits	131,286	-
Other	129,043	23,931
Total Accrued liabilities	$613,446	$1,527,811

Other long-term liabilities are comprised of the following:

	September 30, 2009	March 31, 2009

Deferred rent	$58,982	$58.031

	$58,982	$58,031

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

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

SFAS No. 140 – Disclosure of Accounting for Factoring

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

SFAS No.140, paragraph 9 states:

The transferor has surrendered control over transferred assets if and only if all of the following conditions are met:

a)           The transferred assets have been isolated from the transferor – put presumptively beyond the reach of the transferor and it creditors, even in bankruptcy or other receivership.

If the transaction is determined by the bankruptcy court to be a true sale, and the factor is the owner of the accounts receivable, then the accounts will not be part of the bankruptcy proceeding.

The November 2008 factoring agreement for Cistera states on page 1, item #3 –

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Acceptance of Offer  - Allied may accept Seller’s offer to sell Accounts  . . . by either (i) paying the Purchase Price (less the Reserve). . . (ii) by oral or written notice to Seller identifying the Accounts which appear on the Schedule that Allied is unwilling to purchase and paying the Purchase Price (less the Reserve) for the remaining accounts; and (xi) shall be evidenced by an invoice which has been issued to and received by the Account Debtor, and each such invoice shall have printed on the face thereof a statement notifying the Account Debtor that the invoice has been sold and assigned to Allied and is payable only to Allied . . .

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

Reverse/Forward Split

On the 25th June 2009, the Company filed a an Information Statement to inform the stockholders of (i) the approval on June 9, 2009 of resolutions by the Board of Directors proposing amendments to the Articles of Incorporation to effect a 3 for 1 reverse stock split of our common stock followed immediately by a 3 for 1 forward stock split of the common stock (the "Reverse/Forward Stock Split"), and (ii) receipt of written consents dated June 9, 2009, approving such amendment by stockholders holding 65.6% of the voting power of all of our stockholders entitled to vote on the matter as of June 9, 2009.  As a result of the Reverse/Forward Stock Split, stockholders owning fewer than 3 shares of our common stock will be cashed out at a price of $.14 per share, and the holdings of all other stockholders will remain unchanged.

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

Results of Operations for the Three Months Ended September 30, 2008
Compared to the Three Months Ended September 30, 2007

	For the three months ended September 30,
	2009	% of revenue	2008	% of revenue

Revenues:
Convergence solutions	$380,403	51%	$ 1,013,075	79%
Professional services	98,018	13%	45,125	3%
Support and maintenance	272,488	36%	230,303	18%
Total revenues	750,909	100%	1,288,503	100%

Cost of revenues:
Convergence solutions	123,366	16%	276,710	22%
Professional services	56,627	8%	42,500	3%
Support and maintenance	22,246	3%	24,250	2%
Total cost of revenues	202,239	27%	343,460	27%

Gross Profit	548,670	73%	945,043	73%

Operating expenses:
Sales and marketing	53,723	7%	301,043	23%
Software development	106,803	14%	226,875	18%
Engineering and support	73,112	10%	201,969	15%
General and administrative	193,476	26%	422,105	36%
Depreciation and amortization	(44,247)	(5%)	100,674	10%
Total operating expenses	384,867	52%	1,252,666	97%

Profit (loss) from operations	163,803	(22%)	(307,623)	(24%)

Other income (expense)
Interest income	7	-%	86	-%
Interest expense	(57,595)	(8%)	(50,117)	(8%)
Amortization of discount on convertible notes	-		(108,918)	(8%)
Charge for inducements related to stock issued to convertible note holders	-		(131,631)	(10%)
Total other income (expense)	(57,588)	(8%)	(209,580)	(22%)

Net Profit (loss)	$ 106,215	14%	$ (598,203)	(46%)

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

General and Administrative costs have been reduced from $422,105 to $193,476 through reduction in headcount and the elimination of all unnecessary professional services and fees.

The Depreciation and Amortization is a reduction from $100,674 to ($44,247) as compared to same quarter 2008 and is due to an adjustment and correcting of the fixed asset depreciation schedule dating back to April 1, 2009.  The aggregate impact of this adjustment is $68,425 or $34,213 per quarter and is not deemed material on a quarterly basis.

An error in the Payroll accrual account was made which resulted in a reversal of $393,810 of duplicate expense to the payroll expense accounts.  After reversal of this accrual, payroll was accrued for $52,301 reflecting the pay period September 15 – September 30, 2009.  The net effect to the profits of the company were a positive $341,509. The filings for period 30 June 2009 have been amended to reflect this change as it relates to that period.

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

Results of Operations for the Six Months Ended September 30, 2009
Compared to the Six Months Ended September 30, 2008

	For the six months ended September 30,
	2009	% of revenue	2008	% of revenue

Revenues:
Convergence solutions	$ 568,481	47%	$ 1,535,468	73%
Professional services	134,586	11%	105,833	6%
Support and maintenance	505,808	42%	447,762	21%
Total revenues	1,208,875	100%	2,089,063	100%

Cost of revenues:
Convergence solutions	226,379	19%	409,742	20%
Professional services	104,345	9%	93,000	4%
Support and maintenance	40,246	3%	47,434	2%
Total cost of revenues	370,970	31%	550,176	26%

Gross Profit	837,905	69%	1,538,887	74%

Operating expenses:
Sales and marketing	113,220	9%	580,472	28%
Software development	136,235	11%	423,333	20%
Engineering and support	140,905	12%	406,400	19%
General and administrative	344,248	28%	760,617	36%
Depreciation and amortization	53,413	5%	198,830	10%
Total operating expenses	788,021	65%	2,369,652	113%

Profit (Loss) from operations	49,884	4%	(830,765)	(40%)

Other income (expense)
Interest income Other income Charge for inducements related to stock Issued to convertible note holders Amortization of discount on convertible Notes Abandonment loss	- 63 - - (15,815)	-% -% -% -% (1)%	168 (1,324,444) (1,188,855)	-% (64%) (57%)
Interest expense	(124,629)	(10)%	(147,809)	(7%)
Credit (charge) for estimated liquidated Damages	-	-%		-%
Total other income (expense)	(140,381)	(11)%	(2,690,701)	(128%)
Net Profit (Loss)	$ (90,497)	(7)%	(3,521,466)	(168%)

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

An error in the Payroll accrual account was made which resulted in a reversal of $393,810 of duplicate expense to the payroll expense accounts.  After reversal of this accrual, payroll was accrued for $52,301 reflecting the pay period September 15 – September 30, 2009.  The net effect to the profits of the company were a positive $341,509. The filings for period 30 June 2009 have been amended to reflect this change as it relates to that period.

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

Cash and Cash Flows

Our cash and cash equivalents at September 30, 2009 were $35,377. For the six months ended September 30, 2009, net cash provided by operations was $42,270.  The primary use of cash was the loss from operations incurred for the period of $90,427 adjusted for non-cash charges of $72,378 for depreciation and amortization, abandonment loss and gain from disposition of assets.

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

Research and Development – Software Development

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

CISTERA NETWORKS, INC.

Date: July 15, 2010	/s/ Gregory T. Royal
Gregory T. Royal
Chief Executive Officer and interim
Chief Financial Officer

(Principal Executive, Financial and
Accounting Officer)