Form 10-Q/A
period 2009-12-31
Cistera Networks, Inc.
filed 2010-07-16
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDED FORM 10-Q
AMENDMENT 2

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31st, 2009

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

As of Feburary 15th, 2009, 17,423,410 shares of the registrant’s stock, $0.001 par value per share, were outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
CISTERA NETWORKS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009 (Unaudited)	March 31st, 2009 (Audited)
Current assets
Cash and cash equivalents	$15,124	$1,493
Accounts receivable, net of allowance for doubtful accounts of $-0-	268,413	151,322
Inventory	71,376	124,656
Prepaid expenses	29,291	37,341
Total current assets	384,204	314,812

Property and equipment, net	228,418	324,217
Intangible assets, net	1,547,611	1,751,442
Total long-term assets	1,776,029	2,075,659

TOTAL ASSETS	$2,160,233	$2,390,471

Current liabilities
Accounts payable	443,035	517,052
Accrued liquidated damages – outside investors		177,402
Accrued liabilities	503,417	1,527,811
Deferred revenue	947,862	865,271
Convertible promissory notes and other notes payable, net of discount	976,427	976,427
Note payable	-	7,781
Total current liabilities	2,870,741	4,071,743

Accrued liquidated damages – outside investors	177,402	-
Litigation Reserve	650,000	-
Convertible promissory notes and other notes payable, net of discount		-
Deferred Revenue	-	174,554
Other long-term liabilities	423,175	58,031
Total long-term liabilities	1,250,577	409,987

Total liabilities	4,121,318	4,304,328

Commitments and contingencies (Note 4)

Stockholders' deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,423,410 shares issued and outstanding, Respectively	17,423	17,423
Additional paid-in capital	19,291,219	19,291,219
Accumulated deficit	(21,269,727)	(21,222,499)
Total stockholders' deficit	(1,961,085)	(1,913,857)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,160,233	$2,390,471

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2009	2008

Revenues
Convergence solutions	$229,725	$712,340
Professional services	31,932	98,514
Support and maintenance	311,787	261,633
Total revenues	573,444	1,072,487

Cost of revenues
Convergence solutions	50,608	254,675
Professional services	7,035	55,680
Support and maintenance	68,685	24,250
Total cost of revenues	126,328	344,605

Gross Profit	447,116	737,882

Operating expenses
Sales and marketing	5	319,758
Software development	88,736	188,956
Engineering and support	104,600	172,923
General and administrative	144,981	338,210
Depreciation and amortization	24,128	103,538
Total operating expenses	362,450	1,123,385

Income / (Loss) from operations	84,665	(385,503)

Other income (expense)
Interest income	-	158
Other income	7	-
Interest expense	(46,541)	(43,124)
Abandonment loss		-
Charge for inducements related to stock issued to convertible note holders	-	-
Amortization of discount on convertible notes – outside investors	-	(108,918)
Amortization of discount on convertible notes – related parties	-	-
Credit (charge) for estimated liquidated damages	-	-
Total other income (expense)	(46,534)	(151,884)

Net Income / (Loss)	$38,131	$(537,387)

Basic & diluted net income / (loss) per share	$0.00	$(0.03)

Weighted average shares outstanding – basic and diluted	17,423,410	17,423,410

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended December 31,
	2009	2008

Revenues
Convergence solutions	$798,206	$2,247,809
Professional services	166,518	204,347
Support and maintenance	817,595	709,394
Total revenues	1,782,319	3,161,550

Cost of revenues
Convergence solutions	276,987	664,417
Professional services	111,380	148,680
Support and maintenance	108,931	71,684
Total cost of revenues	497,298	884,781

Gross Profit	1,285,021	2,276,769

Operating expenses
Sales and marketing	113,226	900,230
Software development	224,971	612,289
Engineering and support	245,505	579,323
General and administrative	489,229	1,098,827
Depreciation and amortization	77,541	302,368
Total operating expenses	1,150,472	3,493,037

Income / (loss) from operations	134,549	(1,216,268)

Other income (expense)
Interest income	-	326
Other income	70
Interest expense	(171,170)	(190,933)
Abandonment loss	(15,815)	-
Charge for inducements related to stock issued to convertible note holders	-	(1,324,444)
Amortization of discount on convertible notes – outside investors	-	(1,297,773)
Amortization of discount on convertible notes – related parties	-	(41,060)
Credit (charge) for estimated liquidated damages	-	11,299
Total other income (expense)	(186,915)	(2,842,585)

Net Income (loss)	$(52,366)	(4,058,853)

Basic & diluted net loss per share	$0.00	$(0.28)

Weighted average shares outstanding – basic and diluted	17,423,410	14,725,627

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount

Balances at September 30, 2009 (unaudited)	-	-	17,423,410	$17,423	$19,291,219	$(21,307,784)	$(1,999.142)
Net income / (loss)						38,130	38,130
Balance Adjustment from September 30,2009						(73)	(73)
Balances at December 31, 2009 (unaudited)	-	$-	17,423,410	$17,423	$19,291,219	$(21,269,727)	$(1,961,085)

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(52,366)	$(4,058,853)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for inducement to convert debt to convertible promissory notes	-	1,324,444
Charge (credit) for liquidated damages	-	(11,299)
Charge for stock issued for waiver of registration rights payments	-	1,297,773
Amortization of discount on convertible promissory notes – Outside Parties	-	41,060
Amortization of discount on convertible promissory notes – Related Parties	-	26,829
Abandonment loss	15,815	-
Gain on disposition of assets	1,717	-
Depreciation and amortization	77,541	302,368
Changes in operating assets and liabilities:
Accounts receivable	117,091	181,775
Inventory	53,280	66,829
Prepaid expenses	(8,050)	11,209
Accounts payable	(74,017)	(34,160)
Note Payable	(7,781)	-
Accrued liabilities	(374,394)	172,716
Deferred revenue	(91,963)	(207,317)
Other long-term liabilities	365,144	51,066
Net cash provided by (used) in operating activities	22,017	(835,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	-	(61,422)
Net cash used in investing activities	-	(61,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash		50,000
Net borrowings (payments) on line of credit		(17,503)
Net proceeds from short-term advances	-	25,630
Net proceeds from exercise of warrants	-	843,604
Payments on convertible promissory notes and other loans	-	(19,153)
Payments on other notes payable and capital lease	(8,386)	-
Net cash provided by (used) financing activities	(8,386)	882,578

Net increase in cash and cash equivalents	13,631	(14,323)
Cash and cash equivalents at beginning of period	1,493	125,007
Cash and cash equivalents at end of period	$15,124	$110,684

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine months ended December 31
	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$14,853	$53,740
Income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued interest and accrued liquidated damages to common stock	$-	$3,287,116
Conversion of accounts payable and other accrued liabilities to convertible promissory notes
Conversion of accrued liabilities to common stock	-	53,312
Transfer of inventory to equipment	-	46,989

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Balance Sheet Accounts

Accounts receivable are comprised of the following:

	December 31, 2009	March 31, 2009

Receivables assigned to factor	$0	$125,402
Advances to (from) factor	(0)	(70,570)
Fees, expenses and charges to reserve	(0)	(792)
Amounts due from reserve account	0	-
Amounts due from factor	0	54,040

Non-factored Accounts Receivable	268,413	97,282
Total accounts receivable	$268,413	$151,322

Accrued liabilities are comprised of the following:

	December 31, 2009	March 31, 2009

Accrued expenses	$75,951	$82,924
Reserve for litigation contingency	-	650,000
Accrued compensation and payroll taxes	247,863	545,626
Accrued Interest	-	225,330
Customer Deposits	126,672	-
Other	52,931	23,931

Total Accrued liabilities	$503,417	$1,527,811

Other long-term liabilities are comprised of the following:

	December 31, 2009	March 31, 2009

Deferred rent	$45,722	$58.031

	$45,722	$58,031

Earnings per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding.

Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common stock equivalents.  The Company had approximately 6.6 million and 6.5 million potentially dilutive common stock equivalents (in the form of stock options and stock purchase warrants) outstanding as of December 31, 2009 and 2008, respectively. These potentially dilutive common stock equivalents have been excluded from the diluted share calculations for the three months ended December 31, 2009 and 2008, respectively, as they were anti-dilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

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

NOTE 3 – DEBT

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

Results of Operations for the Three Months Ended December 31, 2009
Compared to the Three Months Ended December 31, 2008

	For the three months ended December 31,
	2009	% of revenue	2008	% of revenue

Revenues:
Convergence solutions	$229,725	40%	$ 712,340	67%
Professional services	31,932	6%	98,514	9%
Support and maintenance	311,787	54%	261,633	24%
Total revenues	573,444	100%	1,072,487	100%

Cost of revenues:
Convergence solutions	50,608	9%	254,675	24%
Professional services	7,035	1%	55,680	5%
Support and maintenance	68,685	12%	24,250	2%
Total cost of revenues	126,328	22%	334,605	31%

Gross Profit	447,116	78%	737,882	69%

Operating expenses:
Sales and marketing	5	0%	319,758	30%
Software development	88,736	15%	188,956	18%
Engineering and support	104,600	18%	172,923	16%
General and administrative	144,981	25%	338,210	31%
Depreciation and amortization	24,128	4%	103,538	10%
Total operating expenses	362,450	63%	1,123,385	105%

Loss from operations	84,665	15%	(385,503)	(36%)

Other income (expense)
Interest income	7	-%	158	-
Interest expense	(46,541)	0%	(43,124)	(4%)
Amortization of discount on convertible notes		(8%)	(108,918)	(10%)
Charge for inducements related to stock issued to convertible note holders		0%	-	-
Total other income (expense)	(46,534)	(8%)	(151,884)	(14%)

Net loss	$38,130	(7%)	$ (537,387)	(50%)

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

Results of Operations for the Nine Months Ended December 31, 2009
Compared to the Nine Months Ended December 31, 2008

	For the nine months ended December 31,
	2009	% of revenue	2008	% of revenue

Revenues:
Convergence solutions	$798,206	45%	$ 2,247,809	71%
Professional services	166,518	9%	204,347	7%
Support and maintenance	817,595	46%	709,394	22%
Total revenues	1,782,319	100%	3,161,500	100%

Cost of revenues:
Convergence solutions	276,987	16%	664,417	21%
Professional services	111,380	6%	148,680	5%
Support and maintenance	108,931	6%	71,684	2%
Total cost of revenues	497,298	28%	884,781	28%

Gross Profit	1,285,021	72%	2,276,769	72%

Operating expenses:
Sales and marketing	113,226	6%	900,230	28%
Software development	224,971	13%	612,289	19%
Engineering and support	245,505	14%	579,323	18%
General and administrative	489,229	27%	1,098,827	35%
Depreciation and amortization	77,541	4%	302,368	10%
Total operating expenses	1,150,472	64%	3,493,037	110%

Gain (Loss) from operations	134,549	8%	(1,216,268)	(38%)

Other income (expense)
Interest income	70		326	-
Other income			-
Charge for inducements related to stock Issued to convertible note holders			(1,324,444)	(42%)
Amortization of discount on convertible Notes			(1,338,833)	(57%)
Abandonment loss	(15,815)
Interest expense	(171,170)	(10%)	(190,933)	(6%)
Credit (charge) for estimated liquidated Damages			11,299	-
Total other income (expense)	(186,915)	0%	(2,842,585)	(90%)
Net Gain (Loss)	(52,366)	(3%)	(4,058,853)	(128%)

Revenue

Revenue for the nine months ended December 31, 2009 decreased $1,379,231 or approximately 44% from the comparable prior year nine months primarily due to the deteriorating global economic environment.  Revenue from professional services decreased 18.5% from the prior year quarter primarily due the reduction in overall revenues.

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

None.

Item 6.  Exhibits

31.1           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

33.1           Professional Services Agreement between Cistera Networks Inc and Blue Kiwi Group Ltd.

99.1           Press release dated XXXXX

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CISTERA NETWORKS, INC.

Date: July 15, 2010	/s/ Gregory T. Royal
Gregory T. Royal
Chief Executive Officer and interim
Chief Financial Officer

(Principal Executive, Financial and
Accounting Officer)