Form 10-K/A
period 2010-03-31
Cistera Networks, Inc.
filed 2010-08-09
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

i

ii

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Report”) for the fiscal year ended March 31, 2010 is filed for the purpose of amending the following:

•	Amend references to legacy GAAP have been updated to reflect FASB accounting standards.
•	Additional discussions have been included in the results of operations for costs of revenues, operating expenses, or other income (expense).
•	Additional discussion on the evaluation of Disclosure Controlers and Procedures
•	Additional discussion on Internal Control over Financial Reporting
•	A correction to the use of the term “small business issuer” to “registrant” in Exhibit 31.1
•	Correct an error with certification incorrectly referring to December 31, 2009 in Exhibit 32.1
•	Additional discussion disclosing the use of non-GAAP EBITDA under 10(e) of Regulation S-K in Exhibit 99.1

ASC FASB 250-10-50-7 Disclosure

There are no corrections to any financial statement line items required to be disclosed.

ASC FASB 250-10-50-8 Disclosure

There are no FASB 250-10-50-8 disclosures required.

iii

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

Our revenues decreased from $3,714,272 in fiscal 2009 to $2,294,210 in fiscal 2010, an decrease of 38% primarily due the global recession, however the Company, as a result of restructuring, dramatically reduced losses from $4,628,117 in fiscal 2009 to $339,257 in fiscal 2010, a decrease of 93%. This has resulted in the Company achieving positive (non-GAAP) EBITDA from operations for the fiscal year end March 31, 2010.

Company Business

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

Cost of Revenues

The total cost of revenues was $628,513 or 27% of revenues for fiscal year ending 31 March 2010. The total cost of revenues for fiscal year ending 31 March 2010 was $957,913 or 26% of revenue. The reduction of 35% was due to the decrease in total revenues as a result of the global economic environment.

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

Operating Expenses

Operating Expenses for fiscal year ending March 31, 2010 were $1,737,554 or 76% of Revenue as compared to fiscal year ending March 31, 2009 of $4,413,040 or 119% of revenue. This represents a deduction of $2,675,486 or 60%. This is primarily due to the restructuring of the company that took place in calendar year 2009. The company has bought costs into line with expected revenue.

Other Income (Expense)

The company took a charge of $237,231 for interest costs primarily as a result of PP#2 notes. Although the company reduced the number of outstanding notes in fiscal year 2010, the interest rate had increased proportionally. The company took a charge of $30,103 for residual factoring fees, loss on abandoned assets, and penalties paid on property taxes.

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

 We recognize revenue according to ASC 985, formerly the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 97-2 (Software Revenue Recognition) as defined by paragraphs 07-14 in SOP 97-2 and as amended by SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions).  This SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software (including computer hardware and support services).

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

Research and Development Expenditures

Research and development expenditures are generally expensed as incurred. ASC 985 (formerly SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

Results of Operations.

The following discussion should be read in conjunction with the consolidated statements of financial operations, in their entirety.

Overview of Results of Operations for: Fiscal 2010, Ended March 31, 2010, and Fiscal 2009, Ended March 31, 2009.

	For the Year Ended March 31,
	2010	% of rev	2009	% of rev
Revenues:
Convergence Solutions	$ 989,465	43%	$ 2,498,763	67%
Professional Services	238,510	10%	231,222	6%
Support and Maintenance	1,066,235	46%	984,287	27%
Total Revenues	2,294,210	100%	3,714,272	100%
Cost of Revenues:
Convergence Solutions	502,295	22%	657,507	18%
Professional Services	90,218	4%	209,680	6%
Support and Maintenance	36,000	1%	90,726	2%
Total Cost of revenues	628,513	27%	957,913	26%
Gross Profit	1,665,697	73%	2,756,359	74%
Expenses:
Sales and marketing	174,942	8%	1,112,375	30%
Software development	333,321	15%	823,040	22%
Engineering and support	278,804	12%	706,167	19%
General and administrative	780,523	34%	1,367,645	37%
Depreciation and amortization	169,964	7%	403,813	11%
Total expenses	1,737,554	76%	4,413,040	119%
Profit (Loss) from operations	(71,857)	(3%)	(1,656,681)	(45%)
Other income (expense)
Interest income	74	-	326	-
Interest expense	(237,371)	(10%)	(233,886)	(6%)
Charge for stock issued to convertible promissory note holders	-	-	(1.324,444)	(36%)
Amortization of discount on convertible notes	-	-	(1,434,353)	(39%)
Charge for estimated liquidated damages	-	-	10,921	-
Other income (expense)	(30,103)	(1%)	10,000	-
Total other income (expense)	(267,400)	(12%)	(2,971,436)	(81%)
Net loss	$ (339,257)	(15%)	$ (4,628,117)	(126%)
Basic & diluted net loss per share	$ (.02)		$ (0.30)
Weighted average shares outstanding – basic and diluted	17,570,550		15,390,029

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

 In accordance with ASC 450 (formerly SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”)), as of March 31, 2008 we have recorded a contingent liability and related charge for outstanding litigation.  While the Company may prevail in this matter and disputes damages sought in the case, we have recorded a reserve of $650,000 in accordance with the guidance of ASC 540.

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

NON-GAAP DISCLOSURES

EBITDA, excluding special items, which represents earnings (excluding the impact of certain nonrecurring items on our results) before depreciation and amortization, interest and financing expenses, income taxes, and cumulative effect of a change in accounting principle, net, is a supplemental measure of performance that is not required by, or presented in accordance with, U.S. GAAP. We present EBITDA, excluding special items, because we consider it an important supplemental measure of our operations and financial performance. We believe EBITDA, excluding special items, is more reflective of our operations as it provides transparency to investors and enhances period-to-period comparability of our operations and financial performance. EBITDA, excluding special items, should not be considered as an alternative to net income determined in accordance with U.S. GAAP.

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

In April 2009, and for fiscal year ending March 31, 2010, the company embarked on a complete restructuring in response to the Global economic crisis. With this restructuring, the company also embarked on a complete overhaul of all operational processes and procedures with particular attention on management and financial accounting areas of the business. On April 1, 2010, the company moved to a new and more sophisticated accounting system and overhauled the financial processes to (a) verify the underlying historical information, and if necessary make adjustments and (b) improve the speed and efficacy on which final accounting and review processes are made. The company in fiscal year 2010 also retained a management accountant specifically tasked with validating and improving financial controls.

Although a number of significant changes have been made to the financial operations, the Certifying Officer determined that these changes were not significantly completed in order to verify the effectiveness of the design and operation of our disclosure controls and procedures for the reporting period. It is expected that these changes will be completed in the fiscal year ending March 31, 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2010. An independent financial firm will be engaged to complete remediation measures that may include further evaluation, remediation, implementation, documentation and testing of our key internal controls.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES & SERVICES

The following is a summary of the fees billed to us by Farmer, Fuqua & Huff PC for professional services rendered for the years ended March 31, 2010 and 2009:

Service	2010	2009
Audit Fees		$55,000
Audit-Related Fees	2,000	-
Tax Fees		-
All Other Fees	-	-
Total	$2,000	$55,000

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

CISTERA NETWORKS, INC.

Dated: 9 August 2010                                                 By  /S/     Gregory T Royal
Gregory T Royal
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 9 day of August 2010.

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