Form 10-Q
period 2010-06-30
Cistera Networks, Inc.
filed 2010-08-13
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30th, 2010

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

As of June 30, 2010, 18,022,605 shares of the registrant’s stock, $0.001 par value per share, were outstanding.

CISTERA NETWORKS, INC & SUBSIDIARY

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES	24

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
CISTERA NETWORKS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	March 31st, 2010 (Audited)
Current assets
Cash and cash equivalents	$6,322	$12,954
Accounts receivable, net of allowance for doubtful accounts of $-0-	185,704	188,983
Inventory	29,400	45,000
Prepaid expenses	90,983	113,565
Total current assets	312,409	360,502

Property and equipment, net	203,118	206,960
Intangible assets, net	1,443,003	1,479,667
Total long-term assets	1,646,121	1,686,627

TOTAL ASSETS	$1,958,530	$2,047,129

Current liabilities
Accounts payable	344,659	350,853
Accrued liquidated damages – outside investors	177,402	177,402
Accrued liabilities	1,618,537	1,636,700
Deferred revenue	573,935	609,532
Convertible promissory notes and other notes payable, net of discount	793,426	793,426
Related party payables	78,676	78,676
Total current liabilities	3,586,635	3,646,589

Deferred Revenue	354,534	357,337
Other long-term liabilities	45,723	45,722
Total long-term liabilities	400,257	403,059

Total liabilities	3,986,892	4,049,648

Commitments and contingencies (Note 4)

Stockholders' deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized;	-	-
-0- shares issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares authorized;	18,023	18,023
18,022,605 shares issued and outstanding,
Respectively
Additional paid-in capital	19,541,214	19,541,214
Accumulated deficit	(21,587,599)	(21,561,756)
Total stockholders' deficit	(2,028,362)	(2,002,519)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,958,530	$2,047,129

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2010	2009 (unaudited)
	(unaudited)

Revenues
Convergence solutions	$329,907	$189,143
Professional services	24,172	35,504
Support and maintenance	290,094	233,320
Total revenues	644,173	457,967

Cost of revenues
Convergence solutions	128,912	103,013
Professional services	42,500	47,718
Support and maintenance	30,215	18,000
Total cost of revenues	201,627	168,731

Gross Profit	442,546	289,236

Operating expenses
Sales and marketing	65,056	57,497
Software development	74,755	29,149
Engineering and support	43,151	64,057
General and administrative	236,790	151,750
Depreciation and amortization	5,929	97,660
Total operating expenses	425,681	400,113

Income / (Loss) from operations	16,865	(110,877)

Other income (expense)
Interest income	-	-
Other income	304	56
Interest expense	(43,012)	(66,055)
Abandonment loss		(15,815)
Charge for inducements related to stock issued to convertible note holders	-	-
Amortization of discount on convertible notes – outside investors	-	-
Amortization of discount on convertible notes – related parties	-	-
Credit (charge) for estimated liquidated damages	-	-
Total other income (expense)	(42,708)	(81,814)

Net Income / (Loss)	$(25,843)	$(192,691)

Basic & diluted net income / (loss) per share	$0.00	$(0.01)

Weighted average shares outstanding – basic and diluted	18,022,605	17,422,605

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance March 31, 2010 (audited)	-	$-	18,022,605	$18,023	$19,541,214	$(21,561,756)	$(2,002,519)
Net income / (loss)						(25,843)	(25,843)
Balances June 30, 2010 (unaudited)	-	$-	18,022,605	$18,023	$19,541,214	$(21,587,599)	$(2,028,362)

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(25,843)	$(192,691)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for inducement to convert debt to convertible promissory notes	-	-
Amortization of discount on convertible promissory notes – outside investors	-	-
Amortization of discount on convertible promissory notes – related parties	-	-
Charge (credit) for estimated liquidated damages – outside investors	-	-
Share-based compensation	-	-
Abandonment Loss	-	15,815
Gain of disposition of assets	-	3,149
Depreciation and amortization	74,706	97,660
Changes in operating assets and liabilities:
Accounts receivable	3,279	56,307
Related party receivables	-	-
Inventory	15,600	8,932
Prepaid expenses	22,582	(21,031)
Accounts payable	(6,194)	41,425
Related party payables	-	-
Accrued sales commissions	-	-
Other accrued liabilities	(18,163)	42,037
Deferred revenue	(38,400)	26,768
Other long-tem liabilities	-	714
Net cash used in operating activities	27,567	79,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(32,112)
Purchase of property and equipment, net	(2,087)	(882)
Net cash used in investing activities	(34,199)	(882)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on other notes payable and capital lease	-	(8,386)
Net cash provided by financing activities	-	(8,386)

Net increase (decrease) in cash and cash equivalents	(6,632)	69,817
Cash and cash equivalents at beginning of year	12,954	1,493
Cash and cash equivalents at end of year	$6,322	$71,310

CISTERA NETWORKS, INC. & SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Three months ended June
	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$-	$8,435
Income taxes

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued interest and accrued liquidated damages to common stock
Conversion of accounts payable and other accrued liabilities to convertible promissory notes
Conversion of accrued liabilities to common stock
Transfer of inventory to equipment

The accompanying notes are an integral part of these consolidated financial statements

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cistera Networks, Inc. (“Cistera” the “Company” or “we”) and its wholly-owned subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation in accordance with US GAAP. The results of operations for interim period presented are not necessarily indicative of the operating results for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the “2009 10-K”).

Significant Accounting Policies

The Company prepares its financial statements in accordance with US GAAP. The accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, our use of estimates and the accounting for convertible debt and warrants. For a detailed discussion on the application of these accounting policies, see Note 2 to our audited consolidated financial statements contained in our 2010 10-K.

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

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

Balance Sheet Accounts

Accounts receivable are comprised of the following:

	June 30, 2010	March 31, 2010

Non-factored Accounts Receivable	185,704	188,983
Total accounts receivable	$185,704	$188,983

Accrued liabilities are comprised of the following:

	June 30, 2010	March 31, 2010

Accrued expenses	$131,375	$148,484
Reserve for litigation contingency	650,000	650,000
Accrued compensation and payroll taxes	257,312	299,663
Accrued Interest	435,600	395,075
Other	144,250	143,478
Total Accrued liabilities	$1,618,537	$1,636,700

Other long-term liabilities are comprised of the following:

	June 30, 2010	March 31, 2010

Deferred rent	$45,722	$45,722
	$45,722	$45,722

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Earnings per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding.

Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common stock equivalents.  The Company had approximately 6.6 million and 6.5 million potentially dilutive common stock equivalents (in the form of stock options and stock purchase warrants) outstanding as of June 30, 2010 and 2009, respectively. These potentially dilutive common stock equivalents have been excluded from the diluted share calculations for the three months ended June 30, 2010 and 2009, respectively, as they were anti-dilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

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

The Company assesses potential reserves against its accounts receivable by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customers’ current ability to pay their obligations to the Company and economic and industry conditions.  Based on these factors, the Company has concluded that an allowance for doubtful accounts as of June 30, 2010 and March 31, 2010 is not required.

As of June 30, 2010, the Company receives approximately 28.6% of its gross revenues from its top three re-sellers.  This represents an increase in concentration of business from the 18% reported for the year ended March 31, 2010.

Reclassifications

Certain reclassifications have been made in the fiscal year 2009 financial statements to conform to the fiscal year 2010 presentation.

NOTE 2 - FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2010, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and the net loss of $0.339 million for the year ended March 31, 2010.

Accordingly, as of June 30, 2010, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our ability to be profitable in our future operations through generating higher revenues or lowering operating costs, or a combination of the two.

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

NOTE 3 – DEBT

As of June 30, 2010, the Company had $793,426 of principal, accrued interest of $435,600 and accrued liquidated damages of $177,402 outstanding on its PP1 Notes and PP2 Notes.  The PP1 Notes bear interest at an annual rate of 8%, compounded quarterly.  The December PP2 Notes and the April PP2 Notes bear interest at an annual rate of 18%, compounded quarterly.

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The Company’s total debt as of March 31, 2010, all of which is current, is as follows:

PP1 and PP2 Notes:
Principal	$793,426
Accrued interest	435,600
Accrued estimated liquidated damages	177,402
1,406,428
Less: unamortized discount	-
1,406,428
Other notes payable	78,676
Total	$1,485,104

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company and certain of its current and former officers and directors are defendants in litigation pending in Dallas, Texas, styled KINGDON R. HUGHES VS. GREGORY T. ROYAL, CYNTHIA A. GARR, JAMES T. MILLER, JR., CHARLES STIDHAM, CNH HOLDINGS COMPANY D/B/A CISTERA NETWORKS AND XBRIDGE SOFTWARE, INC.; Cause No. DV05-0600-G; G-134th District Court, Dallas County, Texas.  The plaintiff has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and XBridge in May 2003 and the acquisition of XBridge by the Company in May 2005.  The parties held a mediation conference in April 2006 and have come to an understanding with respect to the principal elements of a potential settlement. The Company is currently in the process of negotiating definitive settlement agreements. In accordance with ASC 450 (formerly SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”)), we recorded a contingent liability in the amount of $650,000 as of March 31, 2008 related to the outstanding litigation.  As of June 30th, 2010, the Company believes that this amount represents the best estimate of a potential settlement.

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

CISTERA NETWORKS, INC. & SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6 – REVERSE/FORWARD SPLIT

Effective May 13, 2009, the Company completed a reverse stock split of our common stock followed immediately by a forward stock split of our common stock (the "Reverse/Forward Stock Split").  As a result of the Reverse/Forward Stock Split, stockholders owning fewer than 3 shares of our common stock will be cashed out at a price of $.14 per share, and the holdings of all other stockholders will remain unchanged.  The reverse/forward stock split resulted in the cancellation of 805 fractional shares.  The stock split reduced the number of shares outstanding from 18,023,410 to 18,022,605.  All references to common stock in the financial statements have been changed to reflect the stock split.

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

EXECUTIVE SUMMARY AND RECENT BUSINESS DEVELOPMENTS

Revenues increased from $644,173 for period ending June 30, 2010 from $457,967 for period ending 30 June, 2009.
This represents a 40% increase in revenues as compared to the same quarter in the prior year, due to the improving macro economic environment. However the business investment has not returned to previous levels prior to the global economic crisis and we predict that this situation will continue into the immediate future. Nonetheless the company continues to focus on revenue generating activity around our three core markets; Federal, Public Safety and Healthcare.

Operating Income for period ending June 30, 2010 increased to $16,865 from a loss for period ending June 30, 2009 of $110,877.

Earnings before Interest, Depreciation and Amortization, and Taxes (EBITDA) were positive $90,736 or 14% of revenue. This represents an increase of $299,273 over period ending June 30, 2009.

Operating expenses, excluding depreciation and amortization increased from $302,453 in the period ending June 30 2009 quarter to $351,810 for the period ending June 30 2010. General Administration expenses increased from $151,750 for June 2009 quarter to $236,790 for the period ending June 30 2010 due to a payroll adjustment made in the for the period ending June 30 2009.

The company now has significant control over costs and believes that it is in a strong position to grow profitability with the improvement in the market conditions.

Change in Presentation of Amortization of Intellectual Property

The Amortization of Intellectual Property has moved to Cost of Revenues from Operating Expenses from this period reflecting a decrease in Depreciation Amortization and and a corresponding increase in Cost of Revenues. This in turn has reduced the Gross Margin by approximately 10% when viewed against prior periods.

RESULTS OF OPERATIONS

Selected Consolidated Statements of Operations Data

The following tables present consolidated statements of operations data for the three months ended June 30, 2010 and 2009 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Results of Operations for the Three Months Ended June 30, 2010
Compared to the Three Months Ended June 30, 2009

	Three months ended June 30,
	2010	%	2009	%

Revenues
Convergence solutions	$329,907	51%	$189,143	41%
Professional services	24,172	4%	35,504	8%
Support and maintenance	290,094	45%	233,320	51%
Total revenues	644,173	100%	457,967	100%

Cost of revenues
Convergence solutions	128,912	20%	103,013	22%
Professional services	42,500	7%	47,718	10%
Support and maintenance	30,215	5%	18,000	4%
Total cost of revenues	201,627	31%	168,731	37%

Gross Profit	442,546	69%	289,236	63%

Operating expenses
Sales and marketing	65,056	10%	57,497	12%
Software development	74,755	12%	29,149	6%
Engineering and support	43,151	7%	64,057	13%
General and administrative	236,790	37%	151,750	33%
Depreciation and amortization	5,929	1%	97,660	21%
Total operating expenses	425,681	66%	400,113	87%

Income / (Loss) from operations	16,865	3%	(110,877)	-24%

Other income (expense)
Interest income	-	0%	-	0%
Other income	304	0%	56	0%
Interest expense	(43,012)	-7%	(66,055)	-14%
Abandonment loss	-	0%	(15,815)	-3%
Charge for inducements related to stock issued to convertible note holders	-	0%	-	0%
Amortization of discount on convertible notes – outside investors	-	0%	-	0%
Amortization of discount on convertible notes – related parties	-	0%	-	0%
Credit (charge) for estimated liquidated damages	-	0%	-	0%
Total other income (expense)	(42,708)	-7%	(81,814)	-18%

Net Income / (Loss)	$(25,843)	-4%	$(192,691)	-42%

Basic & diluted net income / (loss) per share	$0.00		$(0.01)

Weighted average shares outstanding – basic and diluted	18,022,605		17,422,605

Revenue

Revenue for the quarter ended June 30, 2010 increased $186,206 or approximately 40% from the comparable prior year quarter primarily due to deferred projects being bought forward as well as stronger maintenance renewals.

Gross Profit and Gross Margin

Gross profit for the quarter ended June 30, 2010 increased $153,310 or approximately 52% from the comparable prior year quarter primarily due to increased revenue.  Gross margin increased in the June 2010 quarter as compared to the June 2009 quarter to 69% from 63%.  This increase was primarily due to increases in the higher margin revenue categories of convergence solutions and support and maintenance, offset by lower margins on professional services as a result of the timing of completion of certain project service engagements.

Additionally Amortization of Intellectual Property is now treated as Cost of Goods Sold for the amount of $67,942. This has the effect of reducing the Gross Margin by approx 10% when viewed against prior periods.

Operating Expenses

Operating expenses increased from $400,113 in the June 2009 quarter to $425,687 in the June 2010 quarter, a increase of $25,574 or approximately 6%.  The increase was due to a payroll adjustment made in the June 2009 quarter.

Interest Expense

Interest expense for the June 2010 quarter decreased $23,043 from the June 2009 quarter primarily due to the decrease in the PP2 Notes as a result of the conversions completed in the fiscal 2010 year. This also reflects the elimination of the factoring facility.

Liquidity and Capital Resources

The unaudited consolidated financial statements contained in this report have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2010, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and net loss of $0.339 million for the year ended March 31, 2010.

Accordingly, as of June 30, 2010, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations through generating higher revenues or lowering operating costs, or a combination of the two. These factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if we were unable to continue as a going concern.

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

Cash and Cash Flows

Our cash and cash equivalents at June 30, 2010 were $6,322. For the three months ended June 30, 2010, net cash provided by operations was $27,567.  The primary use of cash was to pay down Accrued Liabilities in the amount of  $52,702.

Contractual Obligations

Our current material contractual obligations are our current and former corporate office leases and the principal, accrued interest and accrued liquidated damages under our PP1 and PP2 Notes.

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. The accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, our use of estimates and the accounting for convertible debt and warrants. For a detailed discussion on the application of these accounting policies, see Note 2 to our audited consolidated financial statements contained in our 2010 10-K.

Research and Development – Software Development

Research and development expenditures are generally expensed as incurred. ASC 985 (formerly SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.  Our capitalization of software development for quarter ending June 30, 2010 was $32,112.

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

As of June 30, 2010, we carried out an analysis, under the supervision and with the participation of our management, including our Certifying Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of this analysis, our Certifying Officer concluded that our disclosure controls and procedures and internal controls over financial reporting continued to be not effective and identified remediation measures to be implemented.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and certain of its current and former officers and directors are defendants in litigation pending in Dallas, Texas, styled KINGDON R. HUGHES VS. GREGORY T. ROYAL, CYNTHIA A. GARR, JAMES T. MILLER, JR., CHARLES STIDHAM, CNH HOLDINGS COMPANY D/B/A CISTERA NETWORKS AND XBRIDGE SOFTWARE, INC.; Cause No. DV05-0600-G; G-134th District Court, Dallas County, Texas.  The plaintiff has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and XBridge in May 2003 and the acquisition of XBridge by the Company in May 2005.  The parties held a mediation conference in April 2006 and have come to an understanding with respect to the principal elements of a potential settlement. The Company is currently in the process of negotiating definitive settlement agreements. In accordance with ASC 450 (formerly SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”)), we recorded a contingent liability in the amount of $650,000 as of March 31, 2008 related to the outstanding litigation.  As of June 30th, 2010, the Company believes that this amount represents the best estimate of a potential settlement.

Item 1A.  Risk Factors

We may need to raise additional capital to fund our operations. Our ability to continue as a going concern is potentially doubt and we may not be successful in generating revenue and gross profit at levels sufficient to cover our operating costs and cash investment requirements.

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

99.1           Press release dated August 13, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CISTERA NETWORKS, INC.

Date: August 13, 2010	/s/ Gregory T. Royal
Gregory T. Royal
Chief Executive Officer and interim
Chief Financial Officer

(Principal Executive, Financial and
Accounting Officer)