Form 10-Q
period 2010-09-30
Cistera Networks, Inc.
filed 2010-11-05
CIK 821356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30th, 2010

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

As of October 26th, 2010, 18,665,462 shares of the registrant’s stock, $0.001 par value per share, were outstanding.

CISTERA NETWORKS, INC & SUBSIDIARIES

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

Reporting Disclosure

On August 16 2010, the company filed its notice of termination of registration under Section 12(g) of the Securities Exchange Act of 1934. The company subsequently will continue to follow the International Reporting Standard or Alternative Reporting Standard to meet the requirements for Pink Sheets Current Information.

The company is using the 10Q and 10K reporting structure to meet the requirements of the Alternative Reporting Standard. It is provided in this format to maintain consistency across reporting periods.

As a consequence of this, specific SEC reporting requirements that may be detailed in this document may not apply to a company that has terminated it’s registration under Section 12(g) of the Securities Exchange Act of 1934.

Furthermore, this 10Q Filing has not been audited or reviewed as required under SEC regulations.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CISTERA NETWORKS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	30-Sep-10 (Unaudited)	31-Mar-10 (Audited)
Current assets:
Cash and cash equivalents	$8,139	$12,954
Accounts receivable, net of allowance for doubtful accounts $-0-	161,568	188,983
Inventory	52,513	45,000
Prepaid expenses	51,841	113,565
Total current assets	274,061	360,502

Property and equipment, net	204,609	206,960
Intangible assets, net	1,447,484	1,479,667
Total long-term assets	1,652,094	1,686,627

TOTAL ASSETS	$1,926,155	$2,047,129

Current liabilities:
Accounts payable	$366,068	$350,853
Accrued liquidated damages – outside investors	-	177,402
Accrued liabilities	1,048,905	986,700
Deferred revenue	765,898	609,532
Convertible promissory notes – outside investors, net of discount	754,576	793,426
Total current liabilities	2,935,447	2,917,913

Reserve Contingency for Litigation	650,000	650,000
Related Party Payables	78,676	78,676
Deferred revenue	101,962	357,335
Other long-term liabilities	-	45,722
Total long-term liabilities	830,638	1,131,733

TOTAL LIABILITIES	3,766,085	4,049,646

Stockholders’ deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;	-	-
-0- shares issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares authorized;
18,665,462 and 18,022,605 shares issued and outstanding	18,665	18,023
Additional paid-in capital	19,585,572	19,541,214
Accumulated deficit	(21,444,168)	(21,561,754)
Total stockholders’ deficit	(1,839,930)	(2,002,517)
TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$1,926,155	$2,047,129

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September
	2010	2009
Revenues
Convergence Solutions	$240,223	$380,403
Professional Services	30,620	98,018
Support and Maintenance	306,379	272,488
Total revenues	577,223	750,909

Cost of revenues
Convergence Solutions	107,193	123,366
Professional Services	42,439	56,627
Support and Maintenance	18,000	22,246
Total cost of revenues	167,632	202,239

Gross Profit	409,590	548,670

Expenses:
Sales and marketing	68,901	53,723
Software development	54,983	106,803
Engineering and support	88,391	73,112
General and administrative	190,244	195,076
Depreciation and amortization	6,381	(44,247)
Total expenses	408,900	384,467

Profit (Loss) from operations	690	164,203

Other income (expense)
Interest income	1	7
Interest expense	(34,003)	(57,595)
Charge for estimated liquidated damages – outside investors	177,402	-
Other income (expense)	(1,794)	-
Total other income (expense)	141,606	(57,588)

Net Gain (loss)	$142,296	$106,615

Basic & diluted net gain (loss) per share	$0.01	$0.01

Weighted average shares outstanding – basic and diluted	18,665,462	17,423,410

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended
	2010	2009
Revenues
Convergence Solutions	$569,154	$568,481
Professional Services	55,769	134,586
Support and Maintenance	596,473	505,808
Total revenues	1,221,396	1,208,875

Cost of revenues
Convergence Solutions	233,149	226,379
Professional Services	87,895	104,345
Support and Maintenance	48,215	40,246
Total cost of revenues	369,259	370,970

Gross Profit	852,137	837,905

Expenses:
Sales and marketing	133,957	113,220
Software development	129,738	136,235
Engineering and support	131,543	140,905
General and administrative	427,034	344,248
Depreciation and amortization	12,310	53,413
Total expenses	834,582	788,021

Profit (Loss) from operations	17,555	49,884

Other income (expense)
Interest income	305	63
Interest expense	(74,529)	(124,629)
Abandonment Loss	-	(15,815)
Charge for inducements related to stock issued to convertible note holders	-	0
Charge for estimated liquidated damages – outside investors	177,402	0
Other income (expense)	(4,281)	0
Total other income (expense)	98,898	(140,381)

Net Gain (loss)	$116,453	$(90,497)

Basic & diluted net gain (loss) per share	$0.01	$(0.01)

Weighted average shares outstanding – basic and diluted	18,665,462	17,423,410

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional paid-	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	in capital	deficit	equity (deficit)

Balances at March 31, 2010	-	-	18,022,605	$18,023	$19,541,214	$(21,561,754)	$(2,002,517)
PP#2 Note conversion to shares			642,857	$642	$(642)
Capital Investment					$45,000		$45,000
Net income / (loss)						$116,453	$116,453
Balance Adjustment from June 30,2010						$1,135	$1,135
Balances at September 30, 2010	-	$-	18,665,462	$18,665	$19,585,572	$(21,444,167)	$(1,839,930)

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Gain (loss)	$116,453	$(90,497)
Adjustments used to reconcile net loss to net cash used in operating activities:
Liquidated Damages Gain on disposition of assets	177,402	15,815 3,149
Depreciation and amortization	12,310	53,414
Changes in operating assets and liabilities:
Accounts receivable	27,415	81,228
Inventory	(7,513)	32,998
Prepaid expenses	(85,469)	8,966
Accounts payable	16,374	1,006
Accrued liabilities	(102,428)	(231,973)
Deferred revenue	(110,331)	(256,309)
Other long-term liabilities	(45,722)	333,976
Net cash provided by (used) in operating activities	(49,815)	42,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash		-
Payments on convertible promissory notes and other loans	45,000	-
Payments on other notes payable and capital lease	-	(8,386)
Net cash provided by (used) financing activities	45,000	(8,386)

Net increase in cash and cash equivalents	(4,814)	33,884
Cash and cash equivalents at beginning of period	12,954	1,493
Cash and cash equivalents at end of period	$8,140	$35,377

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Six months ended September 30
	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$74,529	$8,435
Income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible promissory notes and related accrued interest and accrued liquidated damages to common stock	$45,000	$-
Termination of accrued liquidated damages reserve	177,402

The accompanying notes are an integral part of these consolidated financial statements.

CISTERA NETWORKS, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cistera Networks, Inc. (“Cistera” the “Company” or “we”) and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation in accordance with US GAAP. The results of operations for interim period presented are not necessarily indicative of the operating results for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the “2010 10-K”).

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

CISTERA NETWORKS, INC. & SUBSIDIARIES
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

Balance Sheet Accounts

Accounts receivable are comprised of the following:

	September 30, 2010	March 31, 2010

Non-factored Accounts Receivable	161,568	188,983
Total accounts receivable	$161,568	$188,983

Accrued liabilities are comprised of the following:

	September 30, 2010	March 31, 2010
Accrued expenses	$10,326	$148,484
Accrued compensation and payroll taxes Accrued Interest Customer Deposits Other	386,759 469,618 167,202 15,000	299,663 395,075 143,478 -
Total Accrued liabilities	$1,048,905	$986,700

Other long-term liabilities are comprised of the following:

	September 30, 2010	March 31, 2010

Deferred rent	$0	$45,722
	$0	$45,722

Earnings per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding.

Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common stock equivalents. The Company had approximately 4 million potentially dilutive common stock equivalents (in the form of stock options and stock purchase warrants) outstanding as of September 30, 2010. These potentially dilutive common stock equivalents have been excluded from the diluted share calculations for the three months ended September 30, 2010, respectively, as they were anti-dilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

CISTERA NETWORKS, INC. & SUBSIDIARIES
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

The Company assesses potential reserves against its accounts receivable by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customers’ current ability to pay their obligations to the Company and economic and industry conditions.  The Company has historically very low rates of default. Based on these factors, the Company has concluded that an allowance for doubtful accounts as of September 30, 2010 and March 31, 2010 is not required.

As of September 30, 2010, the Company receives approximately 40% of its gross revenues from its top three re-sellers.  This represents an increase in concentration of business from the 18% reported for the year ended March 31, 2010.

Reclassifications

Certain reclassifications have been made in the fiscal year 2010 financial statements to conform to the fiscal year 2011 presentation.

NOTE 2 - FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2010, contains an explanatory paragraph expressing doubt as to our ability to continue as a going concern.

The “going concern” explanatory paragraph resulted from, among other things, the losses from operations we have incurred since inception, our liquidity position and the net loss of $339,257 for the year ended March 31, 2010, and negative working capital (current liabilities in excess of current assets) of $1.8 million as of June 30, 2009.  Also, as of September 30, 2010, we have negative working capital (current liabilities in excess of current assets) of 1.9 million.

As of September 2010, we were in default on approximately $1,224,193 of principal and accrued interest on certain PP2 Notes (the “April PP2 Notes”).  As of that date, we began to accrue interest on the April PP2 Notes at a default rate of 18% per annum, which is the maximum allowable rate as stipulated under the PP2 Note purchase agreement.  The company is currently in negotiations to restructure the remaining outstanding notes.

CISTERA NETWORKS, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 – DEBT

As of September 30, 2009, the Company had $754,576 of gross principal, accrued interest of $469,618. This represents 15.6% of the total principal amount raised in PP#1, PP#2 and PP#2A.

The table below represents the total principal raised and the total principal amount remaining.

PP1 and PP2 Notes:	Original Principal	Current Outstanding	Percentage Remaining
PP1 Principal	$ 1,146,000	13,000	1%
PP2 Principal	3,700,000	741,576	20%
Total	$ 4,846,000	754,576	15.6%

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

CISTERA NETWORKS, INC. & SUBSIDIARIES
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

The Company’s total senior convertible note debt as of September 30, 2010, all of which is current, is as follows:

PP1 and PP2 Notes:
Principal	$754,576
Accrued interest	469,618
Accrued estimated liquidated damages	-
Total	$1,224,194

CISTERA NETWORKS, INC. & SUBSIDIARIES
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

On September 30, 2010, the company closed out the Liquidated Damages Reserve after it determined that no more claims are assessable under this reserve.

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

CISTERA NETWORKS, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company and certain of its current and former officers and directors are defendants in litigation pending in Dallas, Texas, styled KINGDON R. HUGHES VS. GREGORY T. ROYAL, CYNTHIA A. GARR, JAMES T. MILLER, JR., CHARLES STIDHAM, CNH HOLDINGS COMPANY D/B/A CISTERA NETWORKS AND XBRIDGE SOFTWARE, INC.; Cause No. DV05-0600-G; G-134th District Court, Dallas County, Texas.  The plaintiff has alleged a number of complaints against the defendants, including breach of fiduciary duty, misappropriation of corporate opportunities, fraud, fraudulent inducement, breach of contract, tortuous interference with contract, fraudulent transfer, and shareholder oppression arising in connection with the license agreement between the Company and XBridge in May 2003 and the acquisition of XBridge by the Company in May 2005.  The parties held a mediation conference in April 2006 and have come to an understanding with respect to the principal elements of a potential settlement. The Company is currently in the process of negotiating definitive settlement agreements. In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a contingent liability in the amount of $650,000 as of March 31, 2008 related to the outstanding litigation.  As of March 31, 2010, the Company believes that this amount represents the best estimate of a potential settlement.

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

NOTE 6 – SUBSEQUENT EVENTS

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

CISTERA NETWORKS, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

CERTIFICATION AND NOTICE OF TERMINATION OF REGISTRATION UNDER SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934 OR SUSPENSION OF DUTY TO FILE REPORTS UNDER SECTIONS 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

On August 16 2010, the company filed its notice of termination of registration under Section 12(g) of the Securities Exchange Act of 1934. The company subsequently will continue to follow the International Reporting Standard or Alternative Reporting Standard to meet the requirements for Pink Sheets Current Information. The company continues to make its reports available on both the EDGAR system and the OTC Disclosure Service.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many but not all cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negative of these terms or other similar expressions.  These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Actual events and results could differ materially from our expectations as a result of many factors, including those identified in this report. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the SEC, for information about risks and uncertainties that may affect our future results. All forward-looking statements we make after the date of this filing are also qualified by this cautionary statement and identified risks. Additional risk factors are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and our other reports filed with the SEC, to which reference should be made.

EXECUTIVE SUMMARY AND RECENT BUSINESS DEVELOPMENTS

For the third quarter ending 30th September 2010, we saw a 1% increase in revenues as compared to the same six months in the prior year.  We experienced a modest revenue increase as a result of the difficult economic environment in the United States and the lengthening of our sales cycle.  Our pipeline has grown considerably this year, however because of the move to higher-margin higher-revenue business, lead times have increased resulting in pressure on short-term business revenue. The company has also been successful in up-skilling partner engineering staff to complete their own installations. This has resulted in reduced professional services fees, but increased the engineering capacity in house.

The Company has embarked on a restructuring program that includes comprehensive changes in the business model of the company. This includes changing the channel mix from predominately indirect (2 tier channel) to predominately direct. The company is refocusing its efforts towards three primary industries, Healthcare, Public Safety and Federal Government. This transition has and will have the effect of impacting shorter-term business over long-term high-value business.

We are experiencing an increase in our pipeline both in terms of total revenue and revenue per customer. This is because of an increased emphasis on higher value solutions, away from lower transactional-based business. Direct business this quarter increased to approximately 25% of the company’s revenue.

Gross Margins

The Gross Margins continue to be strong at 71% of revenues. The company continues to maintain a strong gross margin recognizing the value that our customers place on our solutions.

Profitability

The Company continues to keep a tight rein on cost within the organization however the net profit this quarter was primarily due to the closing out of the Liquidated Damages Reserve of $177,402.

The sales and marketing organizations make extensive use of web-conferencing and audio-conferencing capability to minimize sales costs, previously a significant cost to the company. We continue to maintain a profitable support and maintenance organization with low warranty costs and minimal maintenance issues relative to the industry.

The company continues to enjoy a considerable reputation for quality in the installed base. As increased support and maintenance revenue shows, customers are increasingly relying on Cistera solutions for core operating functions.

Federal Government

The Federal Government pipeline is steadily increasing, however we are under no illusion that this business will take a significant time and effort in order for it to be a major revenue contributor. We have made significant headway in gaining the necessary certifications for Government business. This quarter the company won a significant overseas contract with a major defense contractor.

We will continue to invest in this business and expand our government offerings. This quarter we expanded our partnerships in the Federal business and added Desktop Alerts Inc and Trusted Computing Solutions to integrate their solutions into ours.

Healthcare

The Company this quarter won another significant healthcare system deal to integrate our Event Alerting and Notification solution into hospital process management. We are continuing to grow our partnerships and offerings in this market including increased support for mobile solutions as part of hospital critical response infrastructure.

Cistera now has over 20 major healthcare organizations and continues to tune it’s healthcare business towards larger sustainable business. Because these businesses are 24/7 operations, they contribute significantly to the support and maintenance revenue. We have added increased support coverage this year to meet their needs.

Debt Restructuring

The Company continues to make significant process in restructuring the balance sheet with a number of successful transactions that have been favorable to the company. The Company has made significant progress in restructuring outstanding notes. Of the original PP1 and PP2 principal, the company has restructured over 85% of the total notes and 40% of the default notes, at terms favorable to the company.

The following  table shows the original and current principal amounts of the PP1 and PP2 offerings.

PP1 and PP2 Notes:	Original Principal	Current Outstanding	Percentage Remaining
PP1 Principal	$1,146,000	13,000	1%
PP2 Principal	3,700,000	741,576	20%
Total	$4,846,000	754,576	15.6%

Interest Expense fell from $124,629 to $74,529 for the six months ending 2010 and 2009 respectively. This is primarily due to the debt-restructuring program completed so far this year. The company expects interest payments to continue to fall this year as it further completes it’s restructuring program.

RESULTS OF OPERATIONS

Selected Consolidated Statements of Operations Data

The following tables present consolidated statements of operations data for the three and six months ended September 30, 2010 and 2009 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

CISTERA NETWORKS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September
	2010		2009
Revenues
Convergence Solutions	$ 240,223	42%	$ 380,403	51%
Professional Services	30,620	5%	98,018	13%
Support and Maintenance	306,379	53%	272,488	36%
Total revenues	577,223	100%	750,909	100%

Cost of revenues
Convergence Solutions	107,193	19%	123,366	16%
Professional Services	42,439	7%	56,627	8%
Support and Maintenance	18,000	3%	22,246	3%
Total cost of revenues	167,632	29%	202,239	27%

Gross Profit	409,590	71%	548,670	73%

Expenses:
Sales and marketing	68,901	12%	53,723	7%
Software development	54,983	10%	106,803	14%
Engineering and support	88,391	15%	73,112	10%
General and administrative	190,244	33%	195,076	26%
Depreciation and amortization	6,381	1%	(44,247)	-6%
Total expenses	408,900	71%	384,467	51%

Profit (Loss) from operations	690	0%	164,203	22%

Other income (expense)
Interest income	1	0%	7	0%
Interest expense	(34,003)	-6%	(57,595)	0%
Charge for estimated liquidated damages – outside investors	177,402	31%	-	0%
Other income (expense)	(1,794)	0%	-	-8%
Total other income (expense)	141,606	25%	(57,588)	-8%

Net Gain (loss)	$ 142,296	25%	$ 106,615	14%

Basic & diluted net Gain (loss) per share	$0.01		$0.01

Weighted average shares outstanding – basic and diluted	18,665,462		17,423,410

The accompanying notes are an integral part of these consolidated financial statements.

Revenue

Revenue for the quarter ended September 30, 2010 decreased $173,686 or approximately 23% from the comparable prior year quarterly period primarily due to the weak United States economy and the transition from indirect to direct sales.

Revenue from professional services decreased 37% from the prior year quarter primarily due an increase in partner led implementations and improvements in implementation times for remote installations. The company has increased it’s pipeline of higher value solutions over lower value transactions.

Revenue from maintenance contracts continues to increase due to price increases and an introduction of 24/7 support contracts for high value customers such as in the healthcare and public safety markets.

Gross Profit and Gross Margin

Gross profit for the quarter ended September 30, 2010 decreased $139,080 or approximately 25% from the comparable prior year quarter primarily due to revenue.  Gross margin also maintained a constant level as a percentage of sales at 71%.

Operating Expenses

Operating expenses, excluding depreciation and amortization decreased from $428,714 in the September 2009 quarter to $402,519 in the September 2010 quarter, a decrease of $26,195 or approximately 6%.

Sales and Marketing costs increased from $53,723 to $68,901 due to increased commissions for software maintenance and support renewal sales.

Software development costs reduced from $106,803 to $54,983 due primarily to a change in accounting treatment.

Engineering and Support costs increased from $73,112 to $88,391 due to timing in headcount changes and replacements and travel related expenses and accounting related entries in 2009.

General and Administrative costs decreased from $195,076 to $190,244 from a combination of increased audit and legal fees for the second quarter and a change in accounting treatment for deferred rent.  These costs and treatments are not expected to continue through the remainder of the fiscal year.

The Depreciation and Amortization is a increased from $(44,247) to $6,381 as compared to same quarter 2009 because of an adjustment made in September 2009.

Interest Expense

Interest expense for the September 2010 quarter decreased $23,591 from the September 2009 quarter due to successful restructuring efforts.

CISTERA NETWORKS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended September
	2010		2009
Revenues
Convergence Solutions	$569,154	47%	$568,481	47%
Professional Services	55,769	5%	134,586	11%
Support and Maintenance	596,473	49%	505,808	42%
Total revenues	1,221,396	100%	1,208,875	100%

Cost of revenues
Convergence Solutions	233,149	19%	226,379	19%
Professional Services	87,895	7%	104,345	9%
Support and Maintenance	48,215	4%	40,246	3%
Total cost of revenues	369,259	30%	370,970	31%

Gross Profit	852,137	70%	837,905	69%

Expenses:
Sales and marketing	133,957	11%	113,220	9%
Software development	129,738	11%	136,235	11%
Engineering and support	131,543	11%	140,905	12%
General and administrative	427,034	35%	344,248	28%
Depreciation and amortization	12,310	1%	53,413	4%
Total expenses	834,582	68%	788,021	65%

Profit (Loss) from operations	17,555	1%	49,884	4%

Other income (expense)
Interest income	305	0%	63	0%
Interest expense	(74,529)	-6%	(124,629)	0%
Abandonment Loss	-	0%	(15,815)	-1%
Charge for estimated liquidated damages – outside investors	177,402	15%	-	0%
Other income (expense)	(4,281)	0%	0	0%
Total other income (expense)	98,898	8%	(140,381)	-12%

Net Gain (loss)	$116,453	10%	($90,497)	-7%

Basic & diluted net Gain (loss) per share	$0.01		$(0.01)

Weighted average shares outstanding – basic and diluted	18,665,462		17,423,410

The accompanying notes are an integral part of these consolidated financial statements.

Revenue

Revenue for the six months ended September 30, 2010 increased $12,251 or approximately 1% from the comparable prior year six months primarily due to the increase in Support and Maintenance renewals for the six months ended.

Revenue from professional services decreased by $78.817 from the prior year six-month period primarily due to a combination of increased remote installations and an increase in installations by the purchasing channel partner.

Revenue from support and maintenance contracts has continued to increase over the previous year six months by $90,665 or approximately 18%. This is due to an increase in support pricing and the addition of 24/7 support for high value customers.

Gross Profit and Gross Margin

Gross profit for the six months ended September 30, 2010 increased $14,232 or approximately 1% from the comparable prior year six-month period.  Gross margin increased in the six months ending September 2010 as compared to the September 2009 six months to 71% from 69%.  This increase was primarily due to product mix on convergence solutions offset by higher margins on support and maintenance as a result of the higher installed base.

Operating Expenses

Operating expenses, excluding depreciation and amortization, decreased from $2,369,652 in the September 2008 six months to $788,021 in the six-month ending September 2009, a decrease of $1,581,631 or approximately 67%.

Sales and Marketing costs increased from $113,220 to $133,957 primarily through increases in commission.

Software development costs decreased from $136,235 to  $129,738 due to a change in the accounting treatment of development cost.

Engineering and Support costs reduced from $140,995 to $131,543 through reductions in the use of contract labor.

General and Administrative costs increased from $344,248 to $427,757 primarily because of an increase in the use of professional accounting and legal services. This is not expected to continue.

Interest Expense

Interest expense for the six months ending September 2010 quarter decreased $50,100 from the six months ended September 2009 quarter primarily due to the reduction in outstanding notes and the debt-restructuring program the company is engaged in.

Liquidated Damages

On September 29 2010, the Company determined that no further claims for liquidated damages are assessable and has closed out the liquidated damages reserve and written back the amount of $177,402.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2010, contains an explanatory paragraph expressing doubt as to our ability to continue as a going concern.

The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and the net loss of $339,257 for the year ended March 31, 2010, and negative working capital (current liabilities in excess of current assets) of $1.8 million as of June 30, 2009.  Also, as of September 30, 2010, we have negative working capital (current liabilities in excess of current assets) of $1.9 million.

As of December 30, 2008, we were in default on approximately $148,000 of principal and accrued interest on certain PP2 Notes (the “December PP2 Notes”).  As of that date, we began to accrue interest on the December PP2 Notes at a default rate of 18% per annum, which is the maximum allowable rate as stipulated under the PP2 Note purchase agreement.  As of April 5, 2009, we were in default on approximately $1,100,000 of principal and accrued interest on certain PP2 Notes (the “April PP2 Notes”).  As of that date, we began to accrue interest on the April PP2 Notes at a default rate of 18% per annum, which is the maximum allowable rate as stipulated under the PP2 Note purchase agreement.  The company is currently in negotiate to restructure these notes.

As of April 5, 2009, we were in default on approximately $1,100,000 of principal and accrued interest on certain PP2 Notes (the “April PP2 Notes”).  As of that date, we began to accrue interest on the April PP2 Notes at a default rate of 18% per annum, which is the maximum allowable rate as stipulated under the PP2 Note purchase agreement.

As of September 30, 2009, the company is in default of approximately 60% of the original $1,248,000 of principal and accrued interest on certain PP1 and PP2 Notes (the “Notes”).  The company has successfully resolved 40% of these notes at discounted favorable terms to the company. The company is currently in negotiations to restructure the remaining amount of these notes.

Cash and Cash Flows

Our cash and cash equivalents at September 30, 2010 were $8,139. For the six months ended September 30, 2010, net cash used in operations was ($49,815).

Contractual Obligations

Our current material contractual obligations are our current and former corporate office leases and the principal, and accrued interest.

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

Research and Development – Software Development

Research and development expenditures are generally expensed as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. The Company’s software development costs capitalized for the six months ending September 30, 2010 are $107,041.

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

As of September 30, 2010, we carried out an analysis, under the supervision and with the participation of our management, including our Certifying Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of this analysis, our Certifying Officer concluded that our disclosure controls and procedures and internal controls over financial reporting continued to be not effective and identified remediation measures to be implemented.

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

Item 1A.  Risk Factors

We may need to raise additional capital to fund our operations. Our ability to continue as a going concern is potentially in doubt and we may not be successful in continuing to generate revenue and gross profit at levels sufficient to cover our operating costs and cash investment requirements.

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

The table below represents the total principal raised and the total principal amount remaining.

PP1 and PP2 Notes:	Original Principal	Current Outstanding	Percentage Remaining
PP1 Principal	$1,146,000	13,000	1%
PP2 Principal	3,700,000	741,576	20%
Total	$4,846,000	754,576	15.6%

The company is currently in negotiations to restructure the remaining outstanding notes.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September, 2010, the Company issued 642,857 shares of common stock upon conversion of accrued interest and principal on a previously issued convertible notes with an aggregate principal of $81,000.  The amount of accrued interest converted was $40,499.  The principal and interest were converted at $0.189 per share. The company also reissued 137,325 of the attached warrants with a 5-year extension at a conversion price of $0.07.

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

The table below represents the total principal raised and the total principal amount remaining.

PP1 and PP2 Notes:	Original Principal	Current Outstanding	Percentage Remaining
PP1 Principal	$1,146,000	13,000	1%
PP2 Principal	3,700,000	741,576	20%
Total	$4,846,000	754,576	15.6%

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1           Certification

99.1           Press release dated November 5th 2010

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CISTERA NETWORKS, INC.

Date: November 5th, 2010	/s/ Gregory T. Royal
Gregory T. Royal
Chief Executive Officer and interim
Chief Financial Officer

(Principal Executive, Financial and
Accounting Officer)